Form 10QSB
period 2001-03-31
GMX RESOURCES INC
filed 2001-05-15
CIK 1127342

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from                    to
                                     ------------------    ---------------------

              COMMISSION FILE NUMBER 000-32325


                                GMX RESOURCES INC.
        (Exact name of small business issuer as specified in its charter)


               OKLAHOMA                                    73-1534474
State or other jurisdiction of incorporation   (IRS Employer Identification No.)
            or organization)


 ONE BENHAM PLACE, 9400 NORTH BROADWAY, SUITE 600, OKLAHOMA CITY, OKLAHOMA 73114
                    (Address of principal executive offices)


                                 (405) 600-0711
                           (Issuer's Telephone Number)


                                       NA
     (Former name, former address and former fiscal year, if changed since last report)


As of March 31, 2001, there were 4,250,000 shares of GMX RESOURCES INC. Common Stock, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


                                                                                                    PAGE
PART I.  FINANCIAL INFORMATION                                                                        3

Item 1:    Financial Statements                                                                       3

           Balance Sheet as of March 31, 2001                                                         3

           Consolidated Statements of Operations for the three months
           ended March 31, 2000 and March 31, 2001                                                    4

           Consolidated Statements of Comprehensive Income for the three
           months ended March 31, 2000 and March 31, 2001                                             5

           Consolidated Statements of Cash Flows for the three months ended
           March 31, 2000 and March 31, 2001                                                          6

           Condensed Notes to Financial Statements                                                    7

Item 2:    Management's Discussion and Analysis or Plan of Operation                                 10



PART II. OTHER INFORMATION

Item 2:    Changes in Securities                                                                     15

Item 6:    Exhibits and Reports on Form 8-K                                                          16

Signature Page                                                                                       16


PART I -- FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                 GMX RESOURCES INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31, 2000 AND MARCH 31, 2001

                                                                                        DECEMBER 31,      MARCH 31,
                                                                                           2000             2001
                                                                                     ---------------  ---------------
                                                                                                        (Unaudited)
                                               ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                                     $       30,043   $    7,811,392
       Accounts receivable--interest owners                                                 117,289          116,178
       Accounts receivable--oil and gas revenues                                            945,388          857,792
       Inventories                                                                           86,312          125,372
       Prepaid expenses                                                                      19,673           76,671
                                                                                     ---------------  ---------------
                  Total current assets                                                    1,198,705        8,987,405
                                                                                     ---------------  ---------------
OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST METHOD OF
   ACCOUNTING FOR OIL AND GAS PROPERTIES                                                  9,971,628       11,000,777
       Less accumulated depreciation, depletion, and amortization                        (1,108,938)      (1,186,105)
                                                                                     ---------------  ---------------
                                                                                          8,862,690        9,814,672
                                                                                     ---------------  ---------------
OTHER PROPERTY AND EQUIPMENT                                                                600,822          626,063
       Less accumulated depreciation                                                       (154,321)        (166,428)
                                                                                     ---------------  ---------------
                                                                                            446,501          459,635
                                                                                     ---------------  ---------------

OTHER ASSETS                                                                                462,386           18,310
                                                                                     ---------------  ---------------

                  TOTAL ASSETS                                                       $   10,970,282   $   19,280,022
                                                                                     ===============  ===============

                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable                                                              $      579,137   $      574,552
       Accrued expenses                                                                      58,054          125,918
       Accrued interest                                                                      65,215           57,555
       Revenue distributions payable                                                        595,888          752,810
       Current portion of long-term debt                                                  1,261,364        1,260,000
                                                                                     ---------------  ---------------
                  Total current liabilities                                               2,559,658        2,770,835

LONG-TERM DEBT, LESS CURRENT PORTION                                                      6,312,500        5,570,000

OTHER LIABILITIES                                                                           146,331          174,665

DEFERRED INCOME TAXES                                                                        52,000          163,000

SHAREHOLDERS' EQUITY:
       Preferred stock, par value $.01 per share, 500,000 shares authorized                       -                -
       Common stock, par value $.001 per share--authorized 50,000,000 shares;
         issued and outstanding 3,000,000 shares in 2000 and 4,250,000 in 2001.               3,000            4,250
       Additional paid-in capital                                                         1,390,730        9,700,040
       Retained earnings                                                                    506,063          859,065
       Accumulated other comprehensive income                                                -                38,167

                                                                                     ---------------  ---------------
                  Total shareholders' equity                                              1,899,793       10,601,522
                                                                                     ---------------  ---------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $   10,970,282   $   19,280,022
                                                                                     ===============  ===============

See accompanying notes to consolidated financial statements.

                                 GMX RESOURCES INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                              THREE MONTHS ENDED MARCH 31, 2000 AND 2001



                                                                                             2000                2001
                                                                                        ---------------    ----------------
                                                                                                    (Unaudited)
REVENUE:
        Oil and gas sales                                                               $       766,230    $      1,373,010
        Interest income                                                                           7,327              46,213
        Other income                                                                                347               1,221
                                                                                        ---------------    ----------------
              Total revenue                                                                     773,903           1,420,444
                                                                                        ---------------    ----------------

EXPENSES:
        Lease operations                                                                        224,139             345,646
        Production and severance taxes                                                           88,126             116,623
        Depreciation, depletion, and amortization                                               105,080              95,354
        Interest                                                                                140,270             142,280
        General and administrative                                                              118,757             256,540
                                                                                        ---------------    ----------------
              Total expenses                                                                    676,372             956,442
                                                                                        ---------------    ----------------

              Income before income taxes                                                         97,532             464,002

INCOME TAXES                                                                                     -                  111,000
                                                                                        ---------------    ----------------

              Net Income                                                                $        97,532    $        353,002
                                                                                        ===============    ================

              Net Income (loss) applicable to common shares                             $        56,407    $        353,002
                                                                                        ===============    ================

              EARNINGS (LOSS) PER SHARE--BASIC                                          $          0.04    $           0.10
                                                                                        ===============    ================

              EARNINGS (LOSS) PER SHARE--DILUTED                                        $          0.03    $           0.10
                                                                                        ===============    ================

              WEIGHTED AVERAGE COMMON SHARES--BASIC                                           1,515,615           3,652,778
                                                                                        ===============    ================

              WEIGHTED AVERAGE COMMON SHARES--DILUTED                                         3,559,615           3,652,778
                                                                                        ===============    ================


See accompanying notes to consolidated financial statements.

                                   GMX RESOURCES INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                THREE MONTHS ENDED MARCH 31, 2000 AND 2001



                                                                                          2000                   2001
                                                                                    ---------------      -----------------
                                                                                                (Unaudited)
Net income                                                                          $        97,532      $         353,002


Other comprehensive income (loss), net of tax:
        Cumulative effect of change in accounting principle                                       -                (69,108)
        Adjustment for derivative losses reclassified into
             oil and gas sales                                                                    -                (48,450)
        Change in fair value of derivative instruments                                            -                155,725
                                                                                    ---------------      -----------------


Comprehensive income                                                                $        97,532      $         391,169
                                                                                    ===============      ==================





See accompanying notes to consolidated financial statements.

                                         GMX RESOURCES INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     THREE MONTHS ENDED MARCH 31, 2000 AND 2001



                                                                                               2000               2001
                                                                                         ---------------    ---------------
CASH FLOWS DUE TO OPERATING ACTIVITIES
       Net income                                                                        $        97,532    $       353,002
       Adjustments to reconcile net income to
            net cash provided by operating activities:
                 Depreciation, depletion, and amortization                                       105,080             95,354
                 Deferred income taxes                                                                 -            111,000
                 (Gain) loss on sale of other property and equipment                                   -               (579)
                 Stock issued for consulting services                                              4,000                  -
                 Decrease (increase) in:
                      Accounts receivable                                                         87,556             88,707
                      Inventory and prepaid expenses                                              (8,809)           (57,891)
                 Increase (decrease) in:
                      Accounts payable                                                           (62,936)            (4,585)
                      Accrued expenses and other liabilities                                     (31,148)            60,204
                      Revenue distributions payable                                              (36,498)           185,256
                                                                                         ---------------    ---------------

                            Net cash provided by operating activities                            154,777            830,468
                                                                                         ---------------    ---------------

CASH FLOWS DUE TO INVESTING ACTIVITIES
       Additions to oil and gas properties                                                      (578,661)        (1,029,149)
       Purchase of property and equipment                                                        (65,652)           (41,807)
       Proceeds from sale of other property and equipment                                              -             11,065
                                                                                         ---------------    ---------------

                            Net cash used in investing activities                               (644,313)        (1,059,891)
                                                                                         ---------------    ---------------

CASH FLOWS DUE TO FINANCING ACTIVITIES
       Proceeds from borrowings                                                                  133,000                  -
       Payments on debt                                                                         (100,359)          (743,864)
       Issuance of units                                                                              -           8,754,636
       Other assets                                                                                6,936                  -
       Drilling advances                                                                         (81,439)                 -
                                                                                         ---------------    ---------------

                            Net cash provided by (used in) financing activities                  (41,862)         8,010,772
                                                                                         ---------------    ---------------

Net increase (decrease) in cash                                                                 (531,398)         7,781,349

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 535,213             30,043
                                                                                         ---------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $         3,815    $     7,811,392
                                                                                         ===============    ===============


CASH PAID FOR INTEREST                                                                   $       132,610    $       134,750
                                                                                         ===============    ===============


See accompanying notes to consolidated financial statements.

                               GMX RESOURCES INC.
                 CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
              Three months ended March 31, 2000 and March 31, 2001
                                   (unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in GMX's 2000 Annual Report on Form 10-KSB.

         In the opinion of GMX's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of GMX as of March 31, 2001, and the results of their operations and their cash flows for the three month periods ended March 31, 2001 and 2000.

         On February 12, 2001, the Company sold 1,250,000 units at a price of $8.00 per unit and received $8,310,560 in proceeds, net of commissions and offering expenses. The units consisted of 1,250,000 shares of common stock, 1,250,000 class A warrants, and 1,250,000 class B warrants. The class A warrants allow holders to purchase common shares of the Company for $9.00 per share prior to March 12, 2002 and $12.00 per share thereafter. The class B warrants allow holders to purchase common shares of the Company for $10.00 per share. The class A warrants expire on February 12, 2006 and the class B warrants expire on February 12, 2003. The Company used a portion of the proceeds of the offering to repay $427,500 of loans from shareholders. GMX has also granted the underwriters five-year warrants to purchase up to 125,000 units for $9.60 per unit.

2.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         As of January 1, 2001, GMX adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. In accordance with the transition provisions of SFAS No. 133, GMX recorded a net-of-tax cumulative-effect-type adjustment of a $69,108 loss in accumulated other comprehensive loss.

         GMX's derivatives qualified for hedge accounting treatment that is considered a "cash flow" hedge. GMX designates its cash flow hedge derivatives as such on the date the derivative contract is entered into.

         During the first quarter of 2001, there was a loss on the early settlement of a natural gas swap that was to expire in June of 2001. The loss has been placed into other comprehensive income and will be amortized to income over the remaining original term of the price swap agreements.

         By using derivative instruments to hedge exposures to changes in commodity prices, GMX exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are usually placed with counterparties that GMX believes are minimal credit risks.

         Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates or commodity prices. The market risk associated with commodity price is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

         GMX periodically enters into financial hedging activities with respect to a portion of its projected oil and natural gas production through various financial transactions to manage its exposure to oil and gas price volatility. These transactions include financial price swaps whereby GMX will receive a fixed price for its production and pay a variable market price to the contract counterparty. These financial hedging activities are intended to support oil and natural gas prices at targeted levels and to manage Devon's exposure to oil and gas price fluctuations. The oil and gas reference prices upon which these price hedging instruments are based reflect various market indices that have a high degree of historical correlation with actual prices received by GMX.

         GMX does not hold or issue derivative instruments for trading purposes. All of GMX's commodity price financial swaps in place at January 1, 2001 have been designated as cash flow hedges. Changes in the fair value of these derivatives are reported on the balance sheet in "Accumulated other comprehensive income" ("AOCI"). These amounts are reclassified to oil and gas sales when the forecasted transaction takes place.

         As of March 31, 2001, $38,167 of net deferred gains on derivative instruments have accumulated in AOCI. All amounts are expected to be reclassified to earnings during the next 3 months as the oil and gas which included the production hedged under the various derivative instruments is produced and sold.

3.       EARNINGS PER SHARE

         For the three months ended March 31, 2001, there were no securities that were considered to be dilutive in the computation of earnings per share. As noted above, GMX has outstanding 1,250,000 Class A warrants and 1,250,000 Class B warrants issued as part of the February 2001 offering and 125,000 additional warrants that were issued to the underwriters of the February 2001 offering. The exchange price of the warrants exceeded the average price of the underlying securities during the first three months of 2001. Additionally, GMX issued 89,000 stock options to employees during the first three months of 2001. The exercise price of the options exceeded the average price of the underlying securities during the first three months of 2001.

         For the three months ended March 31, 2000, diluted earnings per share reflect the potential dilution of 2,0440,000 common shares that would have occurred if the Company's then outstanding convertible preferred stock had been converted to common stock, net of the preferred dividends associated with the dilutive convertible preferred stock.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SUMMARY OPERATING DATA

    The following table presents an unaudited summary of certain operating data for the periods indicated.

                                                        Three Months Ended
                                                             March 31,
                                                     ------------------------
                                                        2000          2001
                                                     ----------    ----------
PRODUCTION:
Oil production (MBbls)                                       18            19
Natural gas production (MMcf)                               150           147
Equivalent production (MMcfe)                               258           262

AVERAGE SALES PRICE:
Oil price (per Bbl) (1)                              $    21.69    $    29.52
Natural gas price (per Mcf) (1)                            2.50          5.49
                                                     ----------    ----------
AVERAGE SALES PRICE (PER Mcfe)                       $     2.97    $     5.24

OPERATING AND OVERHEAD COSTS (PER Mcfe):
Lease operating expenses                             $      .87    $     1.32
Production and severance taxes                              .34           .44
General and administrative                                  .46           .98
                                                     ----------    ----------
    Total                                            $     1.67    $     2.74
                                                     ----------    ----------
CASH OPERATING MARGIN (PER Mcfe)                     $     1.30    $     2.50

OTHER (PER Mcfe):
Depreciation, depletion and amortization - oil
  and gas production                                 $      .41    $      .36

---------------
(1) Net of results of hedging activities in which reduced the average oil price in the first quarter of 2000 by $6.02 per Bbl. and which reduced the average gas price in the first quarter of 2001 by $.95 per Mcf. Hedging activities in the first quarter of 2001 increased the average oil price by $2.00 per Bbl. as a result of an early settlement.

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         OIL AND GAS SALES. Oil and gas sales in the three months ended March 31, 2001 increased 84% to $1,373,010 compared to the three months ended March 31, 2000, due to increased prices for oil and gas, which accounted for 98% of the increase, and increased production of gas and oil, which accounted for 2% of the increase. The average price per barrel of oil and mcf of gas received in the three months ended March 31, 2001 was $29.52 and $5.49, respectively, compared to $21.69 and $2.50, respectively, in the three months ended March 31, 2000. During the three months ended March 31, 2001, the company hedged 20,000 Mcf of gas through price swap agreements with a fixed price of $4.70 per Mcf. The effects of price swap agreements reduced 2001 sales revenues by $140,200 and reduced 2000 sales revenue by $127,280. Production of natural gas for the first three months ended 2001 was approximately the same as production for the first three months of 2000. Oil production increased to 19 Mbbls compared to 18 Mbbls for the first three months ended March 31, 2000, an increase of 6%. Increased production in the first three months of 2001 resulted from the reworking of certain wells.

         LEASE OPERATIONS. Lease operations expense increased $121,507 in the first three months ended March 31, 2001 to $345,646, a 54% increase compared to the three months ended March 31, 2000. Increased expense resulted from additional wells that were recompleted or drilled. Lease operations expense on an equivalent unit of production basis was $1.32 per Mcfe in the three months ended March 31, 2001 compared to $.87 per Mcfe for the three months ended March 31, 2000. This increase resulted from an increase in operating expenses which was greater than the increase in production.

         PRODUCTION AND SEVERANCE TAXES. Production and severance taxes increased 32% to $116,623 in the three months ended March 31, 2001 compared to $88,126 in the three months ended March 31, 2000. Production and severance taxes are assessed on the value of the oil and gas produced. As a result, the increase resulted primarily from increased oil and gas sales as described above.

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense decreased $9,726 to $95,354 in the three months ended March 31, 2001, down 9% from the three months ended March 31, 2000. This decrease is due primarily to a decrease in the depletion rate for 2001 slightly offset by higher production levels. The oil and gas depreciation, depletion and amortization rate per equivalent unit of production was $.36 per Mcfe in the three months ended March 31, 2001 compared to $.41 per Mcfe in the three months ended March 31, 2000. The depletion rate decreased primarily from the effects of wells completed in the first half of 2000 that increased reserves at a lower cost than prior activities.

         INTEREST. Interest expense for the three months ended March 31, 2001 was $142,280 compared to $140,270 for the three months ended March 31, 2000. This increase is primarily attributable to higher average long term debt balances outstanding during 2001 somewhat offset by a decrease in average interest rates.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense for the three months ended March 31, 2001 was $256,540 compared to $118,757 for the three months ended March 31, 2000, an increase of 116%. This increase of $137,783 was the result of an increase in salaries of $110,280 and an increase in other general and administrative expense of $27,503. The salary increase was a result of an increase in administrative salaries due to the addition of administrative personnel. General and administrative expense per equivalent unit of production was $.98 per Mcfe for the three months ended March 31, 2001 compared to $.46 per Mcfe for the comparable period in 2000.

         INCOME TAXES. Income tax expense for three months ended March 31, 2001 was $111,000. This increase resulted from company net income in 2000 and 2001 exceeding prior cumulative losses.

CAPITAL RESOURCES AND LIQUIDITY

         Our business is capital intensive. Our ability to grow our reserve base is dependent upon our ability to obtain outside capital and generate cash flows from operating activities to fund our investment activities. Our cash flows from operating activities are substantially dependent upon oil and gas prices and significant decreases in market prices of oil or gas could result in reductions of cash flow and affect the amount of our capital investment. Cash flows from financing activities are also a significant source of funding. Prior to the completion of our initial public offering in February, 2001, we had relied heavily upon availability under our revolving bank credit facility and from drilling advances from outside investors.

         On February 12, 2001, we completed our initial public offering of 1,250,000 units with net proceeds of approximately $8.5 million. These proceeds will be used primarily for development drilling.

CASH FLOW--THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         In the three months ended March 31, 2001 and 2000, we spent $1,059,891 and $644,313, respectively, in oil and gas acquisitions and development activities. These investments were funded for the three months ended March 31, 2001 by proceeds of our initial public offering and $830,468 of net cash provided by operations. EBITDA in the three months ended March 31, 2001 was $701,636 compared to $342,882 in the three months ended March 31, 2000, an increase of 105%. This increase resulted primarily from increases in production and oil and gas prices. EBITDA is defined as income (loss) before interest, income taxes, depreciation, depletion and amortization. We believe that EBITDA is a financial measure commonly used in the oil and gas industry and we use it and expect investors to use it as an indicator of a company's ability to service and incur debt. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with accounting principles generally accepted in the United States of America, or as a measure of a company's profitability or liquidity. EBITDA measures as presented may not be comparable to other similarly titled measures of other companies.

CREDIT FACILITY

         On October 31, 2000, we entered into a secured credit facility provided by Local Oklahoma Bank, N.A., which replaced our prior credit facility. The new credit facility provides for a line of credit of up to $15 million (the "Commitment"), subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves which is reduced monthly to account for production ("Borrowing Base"). The amount of credit available to us at any one time under the credit facility is the lesser of the Borrowing Base or the amount of the Commitment. As of March 31, 2001, our Borrowing Base was $6.8 million and which will reduce by $105,000 per month until the maturity date of May 1, 2003. Borrowings bear interest at the prime rate plus 1/2%. The credit facility requires payment of an annual facility fee equal to 1/2% on the unused amount of the Borrowing Base. We are obligated to make principal payments if the amount outstanding would exceed the Borrowing Base. Borrowings under the credit agreement are secured by substantially all of our oil and gas properties. We have made the required principal reductions since December 1, 2000 out of cash flow from operations. The credit facility contains various affirmative and restrictive covenants. The material covenants, which must be satisfied unless the lender otherwise agrees:

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

         We are in compliance with all of these covenants as of March 31, 2001. We do not expect any of these covenants to materially restrict our activities because our financial condition has been significantly improved as a result of the receipt of the proceeds of our initial public offering.

         The credit facility is guaranteed by Messrs. Kenworthy, Jr. and Kenworthy, Sr. The amount of their guarantees is limited to a maximum of $1 million each.

         At March 31, 2001, we had borrowed $6.8 million under the credit facility, leaving no availability for borrowings to fund development drilling obligations based on the existing Borrowing Base. If our drilling program is successful and commodity prices remain at current levels, we expect our Borrowing Base will increase and thereby provide additional sources of funds for our planned capital expenditures.

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

WORKING CAPITAL

         At March 31, 2001, we had working capital of $6,216,570 and a current ratio-current assets as a ratio of current liabilities--of 3 to 1. Total long-term debt outstanding at March 31, 2001 was $5.6 million, representing 29% of our total capitalization.

COMMITMENTS AND CAPITAL EXPENDITURES

         Other than obligations under our credit facility, our commitments for capital expenditures relate to planned development of oil and gas properties. We do not enter into drilling or development commitments until such time as a source of funding for such commitments is known to be available, either through financing proceeds, internal cash flow, additional funding under our bank credit facility or working capital.

         In the first quarter of 2001, we commenced the drilling of the Annie Perry #1 well in Harrison County, Texas which was successfully completed in the Cotton Valley formation at approximately 10,000 feet in April 2001 at an estimated total completed cost of $1,167,000. In April, we commenced drilling the Sanders Moore #1 well, also in Harrison County, Texas which is also expected to test the Cotton Valley formation at a depth of approximately 10,000 feet. We plan to complete this well in May at an estimated cost of $1,102,000. Based on our current drilling plans to continue to drill deeper Cotton Valley wells in East Texas, the remaining net proceeds of our initial public offering will fund the drilling of 6 to 14 wells, depending on actual costs and depths drilled. For the remainder of 2001, we expect to use internal cash flows or proceeds from borrowings under our credit facility for drilling the remaining 10 to 18 wells we expect to drill in 2001. The actual wells, costs and timing may vary depending on drilling results, equipment availability, commodity prices and other factors. However, a number of factors affect drilling and our plans may change.

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

         There are a number of risks that may affect our future operating results and financial condition. These are described in more detail in our Form 10-K for the year ended December 31, 2000.

PART II -- OTHER INFORMATION

ITEM 1.  NONE

ITEM 2.  CHANGES IN SECURITIES

         On February 12, 2001, the Company's registration statement on Form SB-2, File No. 333-49328, relating to the initial public offering of 1,250,000 units at a price of $8.00 per unit, consisting of one share of common stock, one Class A Warrant, and one Class B warrant, each to purchase one share of common stock was declared effective by the SEC. The offering was underwritten by Paulson Investment Company, Inc. and I-Bankers Securities Incorporated and closed on February 16, 2001 with an aggregate offering amount of $10 million. Expenses incurred in connection with the offering were as follows:



                                ITEM                                                   AMOUNT
                                ----                                                   ------
Underwriting Discount......................................................           $700,000
SEC registration fee.......................................................             16,605
Underwriters' nonaccountable expense allowance.............................            200,000
NASD filing fees...........................................................              6,790
NASDAQ listing fee.........................................................             10,917
Accounting fees and expenses...............................................            139,590
Legal fees and expenses....................................................             57,021
Engineering fees and expenses..............................................             18,950
Printing and related expenses..............................................            191,223
Transfer agent fees and expenses...........................................                ---
Blue sky fees and expenses.................................................             49,122
Travel.....................................................................            205,193
Miscellaneous expenses.....................................................             94,029
                                                                                     ---------
     Total.................................................................          1,689,440
                                                                                     =========


         Through March 31, 2001, the total net proceeds have been expended as follows:



                                ITEM                                                  AMOUNT
                                ----                                                  ------
Repayment of debt to Ken L. Kenworthy, Jr. (President and
Principal Shareholder).....................................................           $427,500
Drilling of oil and gas wells..............................................            727,000
                                                                                    -----------
     Total.................................................................          1,154,500
                                                                                    ===========




ITEM 3.  NONE

ITEM 4.  NONE

ITEM 5.  NONE

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a) NONE

   (b) REPORTS ON FORM 8-K:  NONE.




                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                GMX RESOURCES INC.
                                                   (Registrant)


Date:  May 15, 2001                  /s/ Ken L. Kenworthy, Sr.
      ---------------------------  ---------------------------------------------
                                   Ken L. Kenworthy, Sr., Executive Vice
                                   President and Chief Financial Officer
                                   (Principal Financial Officer)