Form 10QSB
period 2001-06-30
GMX RESOURCES INC
filed 2001-08-14
CIK 1127342

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ___________ to _______________

                        COMMISSION FILE NUMBER 000-32325


                               GMX RESOURCES INC.
        (Exact name of small business issuer as specified in its charter)

             OKLAHOMA                                 73-1534474
 (State or other jurisdiction of           (IRS Employer Identification No.)
  incorporation or organization)

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


As of August 13, 2001, there were 6,550,,000 shares of GMX RESOURCES INC. Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                               GMX RESOURCES, INC.
                                   Form 10-QSB
                       For the Quarter Ended June 30, 2001

                                TABLE OF CONTENTS


                                                                                 PAGE
PART I.  FINANCIAL INFORMATION                                                     3

Item 1:    Financial Statements                                                    3

           Consolidated Balance Sheets as of December 30, 2000                     3
           and June 30, 2001

           Consolidated Statements of Operations for the three and six
           months ended June 30, 2000 and June 30, 2001                            4

           Consolidated Statements of Comprehensive Income for the three and
           six months ended June 30, 2000 and June 30, 2001                        5

           Consolidated Statements of Cash Flows for the six months ended
           June 30, 2000 and June 30, 2001                                         6

           Condensed Notes to Interim Financial Statements                         7

Item 2:    Management's Discussion and Analysis or Plan of Operation              11


PART II.  OTHER INFORMATION

Item 2:    Changes in Securities                                                  18

Item 6:    Exhibits and Reports on Form 8-K                                       18

Signature Page                                                                    19


PART I -- FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                       GMX RESOURCES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                        DECEMBER 31,       JUNE 30,
                                                                                           2000             2001
                                                                                     ---------------     ----------
                                                                                                        (Unaudited)
                                               ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                                     $       30,043   $    1,122,013
       Accounts receivable--interest owners                                                 117,289          133,410
       Accounts receivable--oil and gas revenues                                            945,388          956,137
       Inventories                                                                           86,312          162,997
       Prepaid expenses                                                                      19,673          111,587
                                                                                     --------------   --------------
                  Total current assets                                                    1,198,705        2,486,145
                                                                                     --------------   --------------
OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST METHOD OF
   ACCOUNTING FOR OIL AND GAS PROPERTIES                                                  9,971,628       15,521,494
       Less accumulated depreciation, depletion, and amortization                       (1,108,938)      (1,273,816)
                                                                                     --------------   --------------
                                                                                          8,862,690       14,247,678
                                                                                     --------------   --------------
OTHER PROPERTY AND EQUIPMENT                                                                600,822        1,088,031
       Less accumulated depreciation                                                      (154,321)        (193,583)
                                                                                     --------------   --------------
                                                                                            446,501          894,448
                                                                                     --------------   --------------
OTHER ASSETS                                                                                462,386          122,681
                                                                                     --------------   --------------
                  TOTAL ASSETS                                                       $   10,970,282   $   17,750,952
                                                                                     --------------   --------------
                                                                                     --------------   --------------
                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable                                                              $      579,137   $    1,568,940
       Accrued expenses                                                                      58,054           78,367
       Accrued interest                                                                      65,215           48,637
       Revenue distributions payable                                                        595,888          265,969
       Drilling advances payable                                                                  -          119,895
       Current portion of long-term debt                                                  1,261,364                -
                                                                                     --------------   --------------
                  Total current liabilities                                               2,559,658        2,081,808

LONG-TERM DEBT, LESS CURRENT PORTION                                                      6,312,500        4,620,000

OTHER LIABILITIES                                                                           146,331          205,110

DEFERRED INCOME TAXES                                                                        52,000          169,000

SHAREHOLDERS' EQUITY:
       Preferred stock, par value $.01 per share, 500,000 shares authorized                       -                -
       Common stock, par value $.001 per share-authorized 50,000,000 shares;
         issued and outstanding 3,000,000 shares in 2000 and 4,250,000 in 2001.               3,000            4,250
       Additional paid-in capital                                                         1,390,730        9,638,240
       Retained earnings                                                                    506,063        1,032,544
                                                                                     --------------   --------------
                  Total shareholders' equity                                              1,899,793       10,675,034
                                                                                     --------------   --------------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $   10,970,282   $   17,750,952
                                                                                     --------------   --------------
                                                                                     --------------   --------------


See accompanying notes to consolidated financial statements.

                               GMX RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                        2000               2001            2000            2001
                                                    -------------  -----------------  --------------  --------------
                                                                                (Unaudited)
REVENUE:
 Oil and gas sales                                  $     820,599  $       1,287,913  $    1,586,829  $    2,660,923
 Interest income                                            3,171             66,134          10,498         112,347
 Other income                                               5,404           -                  5,751           1,221
                                                    -------------  -----------------  --------------  --------------
  Total revenue                                           829,174          1,354,047       1,603,078       2,774,490
                                                    -------------  -----------------  --------------  --------------
EXPENSES:
 Lease operations                                         263,858            391,547         505,787         776,801
 Production and severance taxes                            33,127             70,849         103,463         147,864
 Depreciation, depletion, and amortization                 83,321            114,865         188,401         210,219
 Interest                                                 139,757            103,350         280,027         245,630
 General and administrative                               130,194            493,956         248,951         750,496
                                                    -------------  -----------------  --------------  --------------
  Total expenses                                          650,257          1,174,567       1,326,629       2,131,010
                                                    -------------  -----------------  --------------  --------------
  Income before income taxes                              178,917            179,480         276,449         643,481

INCOME TAXES                                              -                    6,000         -               117,000
                                                    -------------  -----------------  --------------  --------------
  Net Income                                        $     178,917  $         173,480  $      276,449  $      526,481
                                                    -------------  -----------------  --------------  --------------
                                                    -------------  -----------------  --------------  --------------
  Net Income applicable to common shares            $     137,792  $         173,480  $      194,199  $      526,481
                                                    -------------  -----------------  --------------  --------------
                                                    -------------  -----------------  --------------  --------------
  EARNINGS PER SHARE-BASIC                          $       0.09   $            0.04  $         0.13  $         0.13
                                                    -------------  -----------------  --------------  --------------
                                                    -------------  -----------------  --------------  --------------
  EARNINGS PER SHARE-DILUTED                        $       0.05   $            0.04  $         0.08  $         0.13
                                                    -------------  -----------------  --------------  --------------
                                                    -------------  -----------------  --------------  --------------
  WEIGHTED AVERAGE COMMON SHARES-BASIC                 1,549,709           4,250,000       1,532,662       3,953,039
                                                    -------------  -----------------  --------------  --------------
                                                    -------------  -----------------  --------------  --------------
  WEIGHTED AVERAGE COMMON SHARES-DILUTED               3,594,889           4,282,862       3,577,252       3,979,803
                                                    -------------  -----------------  --------------  --------------
                                                    -------------  -----------------  --------------  --------------


See accompanying notes to consolidated financial statements.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                             THREE MONTHS ENDED    SIX MONTHS ENDED JUNE
                                                                  JUNE 30,                  30,
                                                               2000       2001        2000        2001
                                                            ----------  ---------  ----------  ----------
                                                                            (Unaudited)

Net income                                                  $  178,917  $ 173,481  $  276,449  $  526,481

Other comprehensive income (loss), net of tax:
        Cumulative effect of change in accounting
               principle                                             -          -           -     (69,108)
        Adjustment for derivative losses reclassified
              into oil and gas sales                                 -    (38,167)          -      64,189
        Change in fair value of derivative instruments               -          -           -       4,919
                                                            ----------  ---------  ----------  ----------
Comprehensive income                                        $  178,917  $ 135,314  $  276,449  $  526,481
                                                            ----------  ---------  ----------  ----------
                                                            ----------  ---------  ----------  ----------



See accompanying notes to consolidated financial statements.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 2001


                                                                                            2000                   2001
                                                                                         -----------           -----------
                                                                                                    (Unaudited)
CASH FLOWS DUE TO OPERATING ACTIVITIES
       Net income                                                                        $   276,449           $   526,481
       Adjustments to reconcile net income to
            net cash provided by operating activities:
                 Depreciation, depletion, and amortization                                   188,401               210,219
                 Deferred income taxes                                                            --               117,000
                 (Gain) loss on sale of other property and equipment                              --                  (580)
                 Stock issued for consulting services                                          4,000                    --
                 Decrease (increase) in:
                      Accounts receivable                                                   (110,115)              (26,870)
                      Inventory and prepaid expenses                                         (17,828)             (130,432)
                 Increase (decrease) in:
                      Accounts payable                                                       347,622               989,803
                      Accrued expenses and other liabilities                                  30,741                 3,736
                      Revenue distributions payable                                         (103,397)             (271,140)
                                                                                         -----------           -----------
                            Net cash provided by operating activities                        615,873             1,418,217
                                                                                         -----------           -----------
CASH FLOWS DUE TO INVESTING ACTIVITIES
       Additions to oil and gas properties                                                (1,415,613)           (5,593,760)
       Purchase of property and equipment                                                    (95,394)             (495,048)
       Proceeds from sale of oil and gas properties                                           12,100
       Proceeds from sale of other property and equipment                                         --                11,065
                                                                                         -----------           -----------
                            Net cash used in investing activities                         (1,498,907)           (6,080,743)
                                                                                         -----------           -----------
CASH FLOWS DUE TO FINANCING ACTIVITIES
       Advanced borrowings                                                                   450,000                    --
       Payments of debt issuance costs                                                        (1,162)                   --
       Payments of debt                                                                       (2,718)           (2,953,864)
       Issuance of  units                                                                         --             8,588,465
       Drilling advances                                                                          --               119,895
                                                                                         -----------           -----------
                            Net cash provided by (used in) financing activities              446,120             5,754,496
                                                                                         -----------           -----------
Net increase (decrease) in cash                                                             (436,914)            1,091,970

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             535,213                30,043
                                                                                         -----------           -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $    98,299           $ 1,122,013
                                                                                         -----------           -----------
                                                                                         -----------           -----------
CASH PAID FOR INTEREST                                                                   $   287,557           $   239,904
                                                                                         -----------           -----------
                                                                                         -----------           -----------


See accompanying notes to consolidated financial statements.

                               GMX RESOURCES INC.
                 CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
                Six months ended June 30, 2000 and June 30, 2001
                                   (unaudited)


1.       BASIS OF PRESENTATION

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

In the opinion of GMX's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of GMX as of June 30, 2001, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2001 and 2000.

2.       EQUITY TRANSACTIONS

On February 12, 2001, GMX sold 1,250,000 units at a price of $8.00 per unit and received $8,310,560 in proceeds, net of commissions and offering expenses. The units consisted of 1,250,000 shares of common stock, 1,250,000 class A warrants, and 1,250,000 class B warrants. The class A warrants allow holders to purchase common shares of GMX for $9.00 per share prior to March 12, 2002 and $12.00 per share thereafter. The class B warrants allow holders to purchase common shares of GMX for $10.00 per share. The class A warrants expire on February 12, 2006 and the class B warrants expire on February 12, 2003. GMX used a portion of the proceeds of the offering to repay $427,500 of loans from shareholders. GMX has also granted the underwriters five-year warrants to purchase up to 125,000 units for $9.60 per unit.

On July 17, 2001 and July 25, 2001, GMX sold 2,000,000 and 300,000 common shares, respectively, at a price of $5.50 per share. Proceeds to GMX, net of underwriters' fees and other expenses, were approximately $11,300,000. GMX has also granted the underwriters five-year warrants to purchase up to 200,000 shares for $6.60 per common share.

3.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As of January 1, 2001, GMX adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133. " SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. In accordance with the transition provisions of SFAS No. 133, GMX recorded a net-of-tax cumulative-effect-type adjustment of a $69,108 loss in accumulated other comprehensive loss.

GMX's derivatives qualified for hedge accounting treatment that is considered a "cash flow" hedge. GMX designates its cash flow hedge derivatives as such on the date the derivative contract is entered into.

During the six months ended June 30, 2001, the term of GMX's derivative instruments expired and as of June 30, 2001, GMX is not a party to any derivative instruments.

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

GMX periodically enters into financial hedging activities with respect to a portion of its projected oil and natural gas production through various financial transactions to manage its exposure to oil and gas price volatility. These transactions include financial price swaps whereby GMX will receive a fixed price for its production and pay a variable market price to the contract counterparty. These financial hedging activities are intended to support oil and natural gas prices at targeted levels and to manage GMX's exposure to oil and gas price fluctuations. The oil and gas reference prices upon which these price hedging instruments are based reflect various market indices that have a high degree of historical correlation with actual prices received by GMX.

GMX does not hold or issue derivative instruments for trading purposes. All of GMX's commodity price financial swaps in place at January 1, 2001 were designated as cash flow hedges. Changes in the fair value of these derivatives was reported in "Accumulated other comprehensive income." These amounts were reclassified to oil and gas sales when the forecasted transaction took place.

4.       EARNINGS PER SHARE

For the three and six months ended June 30, 2001, diluted earnings per share reflect the potential dilution of 32,862 common shares and 26,764 common shares, respectively, associated with GMX's outstanding stock options. As noted above, GMX has outstanding 1,250,000 Class A warrants and 1,250,000 Class B warrants issued as part of the February 2001 offering and 125,000 additional warrants that were issued to the underwriters of the February 2001 offering. The exchange price of the warrants did not exceed the average price of the underlying securities during the three and six months ended June 30, 2001. Additionally, GMX issued 115,000 stock options to employees during the first six months of 2001. The exercise price of the options exceeded the average price of the underlying securities during the three months ended June 30, 2001.

For both the three and six months ended June 30, 2000, diluted earnings per share reflect the potential dilution of 2,044,000 common shares that would have occurred if GMX's then outstanding convertible preferred stock had been converted to common stock, net of the preferred dividends associated with the dilutive convertible preferred stock.

5.       COMMITMENTS AND CONTINGENCIES

DRILLING CONTRACT

On May 29, 2001, GMX entered in to a drilling contract with Nabors Drilling USA LP, obligating GMX to use two 10,000 foot drilling rigs and crews on a continuous basis for a period of two years at a cost of $14,000 per day per rig. The day rate is payable regardless of whether GMX is using the rigs. GMX has the right to substitute other operators to use the rigs if GMX is unable to use the rigs, in which event, GMX is obligated to pay a substitution fee of $2,500 per day over and above the market rate paid by the other operator. GMX's payment obligations are secured by a standby letters of credit in the aggregate amount of $1,000,000, $500,000 per rig, issued by its lender under its credit facility in favor of Nabors.

LEGAL PROCEEDINGS

GMX is party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to GMX and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, GMX's estimates of the outcomes of such matters, and its experience in contesting, litigating, and settling similar matters. None of the actions are believed by management to involve future amounts that would be material to GMX's financial position or results of operations after consideration of recorded accruals.

On March 1, 2001, Larry Miller and certain other parties filed an action in the United States District Court for the Eastern District of Texas, Marshall Division, against GMX and certain officers of GMX, alleging fraud and breach of implied contract and seeking damages relating to a claimed interest in an oil and gas well GMX recompleted in Harrison County, Texas in 2000. The Plaintiffs claim they were entitled to an interest in the well and seek actual damages of $750,000, unspecified punitive damages and attorneys fees. GMX has filed a counterclaim against Larry Miller, a former employee of the company from which GMX acquired the properties out of a bankruptcy reorganization, alleging violations of the Bankruptcy Code for execution and delivery of assignments in oil and gas properties without bankruptcy court approval. GMX intends to vigorously defend this action and does not believe it will have any material adverse effect on its financial condition or results of operations.

6.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued new pronouncements: Statement 141, BUSINESS COMBINATIONs, Statement 142, GOODWILL AND OTHER INTANGIBLE ASSETS, and Statement 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. Statement 141, which requires the purchase method of accounting for all business combinations, applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001. Statement 142 requires that goodwill as well as other intangible assets be tested annually for impairment and is effective for fiscal years beginning after December 15, 2001. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement 143 is effective for fiscal years beginning after June 15, 2002. Statements 141 and 142 will not apply to GMX unless it enters into a future business combination. GMX is currently assessing the impact of Statement 143 on its financial condition and results of operations.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SUMMARY OPERATING DATA

         The following table presents an unaudited summary of certain operating data for the periods indicated.


                                                      THREE MONTHS ENDED JUNE 30     SIX MONTHS ENDED JUNE 30
                                                         2000           2001          2000           2001
                                                      -----------     ----------    -----------     ---------
PRODUCTION:
Oil production (MBbls)                                         17             17             35            35
Natural gas production (MMcf)                                 138            187            288           334
Equivalent production (MMcfe)                                 240            289            498           544

AVERAGE SALES PRICE:
Oil price (per Bbl) (1)                               $     21.69     $    29.60    $     21.48     $   30.35
Natural gas price (per Mcf) (1)                              3.28           4.25           2.87          4.75
                                                      -----------     ----------    -----------     ---------
AVERAGE SALES PRICE (PER MCFE)                        $      3.42     $     4.46    $      3.19     $    4.89

OPERATING AND OVERHEAD COSTS (PER MCFE):
Lease operating expenses                              $      1.10     $     1.35    $      1.02     $    1.43
Production and severance taxes                                .14            .25            .20           .27
General and administrative                                    .54           1.71            .50          1.38
                                                      -----------     ----------    -----------     ---------
         Total                                        $      1.78     $     3.31    $      1.72     $    3.08
                                                      -----------     ----------    -----------     ---------
CASH OPERATING MARGIN (PER MCFE)                      $      1.64     $     1.15    $      1.47     $    1.81

OTHER (PER MCFE):
Depreciation, depletion and amortization - oil and    $       .30     $      .31    $       .30     $     .31
gas production


------------------------------------------------------
(1) Net of results of (i) oil hedging activities which reduced the average oil price in the six months ended June 30, 2000 and second quarter of 2000 by $6.41 and $6.90 per Bbl., respectively, and increased the average oil price in the six months ended June 30, 2001 and second quarter of 2001 by $2.16 and $2.22 per Bbl. respectively; and (ii) gas hedging activities which reduced the average gas price in the six months ended June 30, 2001 and the second quarter of 2001 by $.53 and $.54 per Mcf., respectively.

RESULTS OF OPERATIONS-THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

             NET INCOME. Net income in the three months ended June 30, 2001 was $173,480, or $0.04 per basic share compared to $178,917 for the three months ended June 30, 2000, or $0.09 per basic share. Weighted average basic shares outstanding increased by 174% to 4,250,000 as a result of additional shares issued in the our initial public offering in February 2001.

             OIL AND GAS SALES. Oil and gas sales in the three months ended June 30, 2001 increased 57% to $1,287,913 compared to the three months ended June 30, 2000, due to increased prices for oil and gas, which accounted for 61% of the increase, and increased production of gas and oil, which accounted for 39% of the increase. The average price per barrel of oil and mcf of gas received in the three months ended June 30, 2001 was $29.60 and $4.25, respectively, compared to $21.69 and $3.28, respectively, in the three months ended June 30, 2000. During the three months ended June 30, 2001, the Company hedged 60,000 Mcf of gas through price swap agreements with a fixed price of $4.70 per Mcf. The effects of these price swap agreements reduced second quarter 2001 sales revenues by $39,665. Price swap agreements in 2000 reduced second quarter 2000 sales revenue by $225,000. Production of oil for the three months ended June 30, 2001 was approximately the same as production for the three months ended June 30, 2000. Gas production increased to 187 Mmcf compared to 138 Mmcf for the three months ended June 30, 2000, an increase of 36%. Increased production in the three months of 2001 resulted primarily from the addition of new wells.

             LEASE OPERATIONS. Lease operations expense increased $127,689 in the three months ended June 30, 2001 to $391,547 , a 48% increase compared to the three months ended June 30, 2000. Increased expense resulted from additional wells that were recompleted or drilled. Lease operations expense on an equivalent unit of production basis was $1.35 per Mcfe in the three months ended June 30, 2001 compared to $1.10 per Mcfe for the three months ended June 30, 2000. This increase resulted from an increase in operating expenses which was greater than the increase in production.

             PRODUCTION AND SEVERANCE TAXES. Production and severance taxes increased 114% to $70,849 in the three months ended June 30, 2001 compared to $33,127 in the three months ended June 30, 2000. Production and severance taxes are assessed on the value of the oil and gas produced. As a result, the increase resulted primarily from increased oil and gas sales as described above.

             DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense increased $31,544 to $114,865 in the three months ended June 30, 2001, up 38% from the three months ended June 30, 2000. This increase is due primarily to higher production levels along with an increase in the depletion rate for 2001. The oil and gas depreciation, depletion and amortization rate per equivalent unit of production was $.31 per Mcfe in the three months ended June 30, 2001 compared to $.30 per Mcfe in the three months ended June 30, 2000. The depletion rate increased primarily from the effects of wells completed in the first half of 2001 that increased reserves and an increase in production during this period.

             INTEREST. Interest expense for the three months ended June 30, 2001 was $103,350 compared to $139,757 for the three months ended June 30, 2000. This decrease is primarily attributable to the retirement of debt during the three months ended June 30, 2001.

             GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense for the three months ended June 30, 2001 was $493,956 compared to $130,194 for the three months ended June 30, 2000, an increase of 279%. This increase of $363,762 was the result of an increase in salaries of $70,891, investor relations expense of $180,534, legal and professional of $66,161, and an increase in other general and administrative expense of $46,176. The salary increase was a result of an increase in administrative salaries due to the addition of administrative personnel. General and administrative expense per equivalent unit of production was $1.71 per Mcfe for the three months ended June 30, 2001 compared to $.54 per Mcfe for the comparable period in 2000. We expect general and administrative expense to decline on a unit of production basis as our production increases.

             INCOME TAXES. Income tax expense for three months ended June 30, 2001 was $6,000. This increase resulted from company net income in 2000 and 2001 exceeding prior cumulative losses, as well as permanent differences associated with statutory depletion deductions in excess of cost depletion. Income tax expense for the three months ended June 30, 2001 had an effective rate of 3% due to a decrease in the estimated 2001 annual effective income tax rate.

RESULTS OF OPERATIONS-SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

             NET INCOME. Net income in the six months ended June 30, 2001 was $526,481, or $0.13 per basic share compared to $276,449 for the six months ended June 30, 2000, or $0.13 per basic share. Weighted average basic shares outstanding increased by 158% to 3,953,039 as a result of additional shares issued in the our initial public offering in February 2001.

             OIL AND GAS SALES. Oil and gas sales in the six months ended June 30, 2001 increased 68% to $2,660,923 compared to the six months ended June 30, 2000, due to increased prices for oil and gas, which accounted for 85% of the increase, and increased production of gas and oil, which accounted for 15% of the increase. The average price per barrel of oil and mcf of gas received in the six months ended June 30, 2001 was $30.35 and $4.75, respectively, compared to $21.48 and $2.87, respectively, in the six months ended June 30, 2000. During the six months ended June 30, 2001, the Company hedged 120,000 Mcf of gas through price swap agreements with a fixed price of $4.70 per Mcf. The effects of price swap agreements reduced 2001 sales revenues by $179,865.
Price swap agreements in 2000 reduced 2000 sales revenue by $225,000.
Production of oil for the first six months ended 2001 was approximately the same as production for the first six months of 2000. Gas production increased to 334 Mmcf compared to 288 Mmcf for the first six months ended June 30, 2000, an increase of 16%. Increased production in the first six months of 2001 resulted primarily from the addition of new wells.

             LEASE OPERATIONS. Lease operations expense increased $271,014 in the first six months ended June 30, 2001 to $776,801, a 54% increase compared to the six months ended June 30, 2000. Increased expense resulted from additional wells that were recompleted or drilled. Lease operations expense on an equivalent unit of production basis was $1.43 per Mcfe in the six months ended June 30, 2001 compared to $1.02 per Mcfe for the six months ended June 30, 2000. This increase resulted from an increase in operating expenses which was greater than the increase in production.

             PRODUCTION AND SEVERANCE TAXES. Production and severance taxes increased 43% to $147,864 in the six months ended June 30, 2001 compared to $103,463 in the six months ended June 30, 2000. Production and severance taxes are assessed on the value of the oil and gas produced. As a result, the increase resulted primarily from increased oil and gas sales as described above.

             DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense increased $21,818 to $210,219 in the six months ended June 30, 2001, up 12% from the six months ended June 30, 2000. This increase is due primarily to higher production levels along with an increase in the depletion rate for 2001. The oil and gas depreciation, depletion and amortization rate per equivalent unit of production was $.31 per Mcfe in the six months ended June 30, 2001 compared to $.30 per Mcfe in the six months ended June 30, 2000. The depletion rate increased primarily from the effects of wells completed in the first half of 2001 that increased reserves and an increase in production during this period.

             INTEREST. Interest expense for the six months ended June 30, 2001 was $245,630 compared to $280,027 for the six months ended June 30, 2000. This decrease is attributable to the 2.0% decrease in the annual interest rate on the borrowing and to the decrease in the average debt balance during the six months ended June 30, 2001.

             GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense for the six months ended June 30, 2001 was $750,496 compared to $248,951 for the six months ended June 30, 2000, an increase of 201%. This increase of $501,545 was the result of an increase in salaries of $181,171, an increase in investor relations expense of $180,534, an increase in legal and professional of $58,923, and an increase in other general and administrative expense of $80,917. The salary increase was a result of an increase in administrative salaries due to the addition of administrative personnel. General and administrative expense per equivalent unit of production was $1.38 per Mcfe for the six months ended June 30, 2001 compared to $.50 per Mcfe for the comparable period in 2000. We expect general and administrative expense to decline on a unit of production basis as our production increases.

             INCOME TAXES. Income tax expense for six months ended June 30, 2001 was $117,000. This increase resulted from company net income in 2000 and 2001 exceeding prior cumulative losses, as well as permanent differences associated with statutory depletion deductions in excess of cost depletion.

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

             On February 12, 2001, we completed our initial public offering of 1,250,000 units with net proceeds of approximately $8.5 million. On July 17, 2001 and July 25, 2001, we sold an additional 2,000,000 and 300,000 common shares, respectively, at a price of $5.50 per share through a secondary public offering. Our proceeds, net of underwriters' fees and other expenses, were approximately $11.3 million. These proceeds will be used primarily for development drilling. We have also used a portion of the proceeds to temporarily reduce amounts outstanding under our credit facility.

CASH FLOW-SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

             In the six months ended June 30, 2001 and 2000, we spent $6,080,743 and $1,498,907, respectively, in oil and gas acquisitions and development activities. These investments were funded for the six months ended June 30, 2001 by proceeds of our initial public offering and $1,418,217 of net cash provided by operations. EBITDA in the six months ended June 30, 2001 was $1,099,330 compared to $744,877 in the six months ended June 30, 2000, an increase of 48%. This increase resulted primarily from increases in production and oil and gas prices. EBITDA is defined as income (loss) before interest, income taxes, depreciation, depletion and amortization. We believe that EBITDA is a financial measure commonly used in the oil and gas industry and we use it and expect investors to use it as an indicator of a company's ability to service and incur debt. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with accounting principles generally accepted in the United States of America, or as a measure of a company's profitability or liquidity. EBITDA measures as presented may not be comparable to other similarly titled measures of other companies.

CREDIT FACILITY

             On October 31, 2000, we entered into a secured credit facility provided by Local Oklahoma Bank, N.A., which replaced our prior credit facility. The new credit facility provides for a line of credit of up to $15 million (the "Commitment"), subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves which is reduced monthly to account for production ("Borrowing Base"). The amount of credit available to us at any one time under the credit facility is the lesser of the Borrowing Base or the amount of the Commitment. As of June 30, 2001, our Borrowing Base was $6.8 million. The monthly commitment reductions have been informally waived until September 30, 2001. Borrowings bear interest at the prime rate. The credit facility requires payment of an annual facility fee equal to 1 /2 % on the unused amount of the Borrowing Base. We are obligated to make principal payments if the amount outstanding would exceed the Borrowing Base. Borrowings under the credit agreement are secured by substantially all of our oil and gas properties. The credit facility contains various affirmative and restrictive covenants. The material covenants, which must be satisfied unless the lender otherwise agrees:

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

             - Require us to maintain a ratio of indebtedness to tangible net worth of not more than 1.5 to 1.

             -       Prohibit any liens or any other debt in excess of $100,000.

             -       Prohibit sales of assets more than $100,000.

             -       Prohibit payment of dividends or repurchases of stock.

             - Prohibit mergers or consolidations with other entities without being the controlling entity. - Prohibit material changes in management.

             We are in compliance with all of these covenants as of June 30, 2001. We do not expect any of these covenants to materially restrict our activities because our financial condition has been significantly improved as a result of the receipt of the proceeds of our initial public offering.

             In the second quarter of 2001, we used a portion of the proceeds of our initial public offering to temporarily reduce borrowings under our credit facility. At June 30, 2001, we had borrowed $4.6 million under the credit facility, leaving $2.2 million available for borrowings to fund development drilling obligations based on the existing Borrowing Base. If our drilling program is successful and commodity prices remain at current levels, we expect our Borrowing Base will increase and thereby provide additional sources of funds for our planned capital expenditures.

WORKING CAPITAL

             At June 30, 2001, we had working capital of $404,337 and a current ratio-current assets as a ratio of current liabilities-of 1.2 to 1. Total long-term debt outstanding at June 30, 2001 was $4.6 million, representing 27% of our total capitalization.

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

             On May 29, 2001, we entered into a drilling contract with Nabors Drilling USA LP, obligating usto use two 10,000 foot drilling rigs and crews on a continuous basis for a period of two years at a cost of $14,000 per day per rig. The day rate is payable regardless of whether we are using the rigs. We have the right to substitute other operators to use the rigs if we are unable to use the rigs, in which event, we are obligated to pay a substitution fee of $2,500 per day over and above the market paid rate by the other operator. Our payment obligations are secured by a standby letters of credit in the aggregated amount of $1,000,000, $500,000 per rig, issued by our lender under our credit facility in favor of Nabors.

             During the first six months of this year we drilled and set pipe on three wells in East Texas. These wells were drilled to approximately 10,000 feet. Costs on these wells will vary from $1.1 million to $1.5 million depending on the numbers of producing zones completed in each well. Based on our current drilling plans to continue to drill deeper Cotton Valley wells in East Texas, the remaining proceeds from our initial public offering and proceeds from our secondary public offering of July 2001 well will be able to drill 9 to 12 wells. We expect to use internal cash flows and proceeds from borrowings under our credit facility for drilling the remaining 10 to 16 wells we expect to drill in 2001. The actual wells, costs and timing may vary depending on drilling results, equipment availability, commodity prices and other factors. However, a number of factors affect drilling and our plans may change.

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

             There are a number of risks that may affect our future operating results and financial condition. These are described in more detail in our Form 10-KSB for the year ended December 31, 2000.


PART II -- OTHER INFORMATION

ITEM 1.  NONE

ITEM 2.  CHANGES IN SECURITIES

         On February 12, 2001, the Company's registration statement on Form SB-2, File No. 333-49328, relating to the initial public offering of 1,250,000 units at a price of $8.00 per unit, consisting of one share of common stock, one Class A Warrant, and one Class B warrant, each to purchase one share of common stock was declared effective by the SEC. The offering was underwritten by Paulson Investment Company, Inc. and I-Bankers Securities Incorporated and closed on February 16, 2001 with an aggregate offering amount of $10 million. Through June 30, 2001, the total net proceeds of $8,310,560 have been expended as follows, excluding temporary repayment of borrowings under our credit facility:


                                    ITEM                            AMOUNT
                                    ----                          ----------
Repayment of debt to Ken L. Kenworthy, Jr. (President and
Principal Shareholder).........................................     $427,500

Drilling of oil and gas wells..................................    5,358,060
                                                                  ----------
     Total.....................................................   $5,785,560
                                                                  ----------
                                                                  ----------


ITEM 3.  NONE

ITEM 4.  NONE

ITEM 5.  NONE

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K.

     (A) NONE

     (B) REPORTS ON FORM 8-K:  NONE.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GMX RESOURCES INC.
                                   (Registrant)

Date:    AUGUST 14, 2001            /s/ KEN L. KENWORTHY, SR.
         ---------------           ------------------------------------------
                                   Ken L. Kenworthy, Sr., Executive
                                   Vice President and Chief Financial
                                   Officer (Principal Financial Officer)