Form 10QSB
period 2001-09-30
GMX RESOURCES INC
filed 2001-11-15
CIK 1127342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the quarterly period ended September 30, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                    For the transition period from                                       to

                                Commission file number 000-32325

GMX RESOURCES INC.

(Exact name of small business issuer as specified in its charter)

Oklahoma	73-1534474
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Benham Place, 9400 North Broadway, Suite 600, Oklahoma City, Oklahoma  73114

(Address of principal executive offices)

(405) 600-0711

(Issuer's Telephone Number)

NA

(Former name, former address and former fiscal year, if changed since last report)

As of November 14, 2001 there were 6,550,000 shares of GMX Resources Inc. Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

GMX Resources, Inc.

Form 10-QSB

For the Quarter Ended September 30, 2001

PART I -- FINANCIAL INFORMATION

Item 1:  Financial Statements

GMX Resources Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2000	September 30, 2001
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,043	$6,559,126
Accounts receivable--interest owners	117,289	314,543
Accounts receivable--oil and gas revenues	945,388	1,165,018
Inventories	86,312	273,302
Prepaid expenses	19,673	97,394
Total current assets	1,198,705	8,409,383

OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES	9,971,628	24,740,634
Less accumulated depreciation, depletion, and amortization	(1,108,938)	(1,444,109)
	8,862,690	23,296,525

OTHER PROPERTY AND EQUIPMENT	600,822	2,100,905
Less accumulated depreciation	(154,321)	(243,569)
	446,501	1,857,336

OTHER ASSETS	462,386	33,562

TOTAL ASSETS	$10,970,282	$33,596,806

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$579,137	$5,574,972
Accrued expenses	58,054	101,773
Accrued interest	65,215	31,469
Revenue distributions payable	595,888	214,468
Current portion of long-term debt	1,261,364	-
Total current liabilities	2,559,658	5,922,682

LONG-TERM DEBT, LESS CURRENT PORTION	6,312,500	4,620,000

OTHER LIABILITIES	146,331	319,312

DEFERRED INCOME TAXES	52,000	335,900

SHAREHOLDERS' EQUITY:
Preferred stock, par value $.01 per share, 500,000 shares authorized	-	-
Common stock, par value $.001 per share—authorized 50,000,000 shares; issued and outstanding 3,000,000 shares in 2000 and 6,550,000 in 2001.	3,000	6,550
Additional paid-in capital	1,390,730	20,921,484
Retained earnings	506,063	1,470,878

Total shareholders' equity	1,899,793	22,398,912

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,970,282	$33,596,806
See accompanying notes to consolidated financial statements.

GMX Resources Inc.
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
	(Unaudited)
REVENUE:
Oil and gas sales	$1,293,139	$1,602,491	$2,879,968	$4,263,414
Interest income	4,576	66,950	15,074	179,297
Other income	19,968	14,964	25,719	16,185
Total revenue	1,317,683	1,684,405	2,920,761	4,458,896

EXPENSES:
Lease operations	329,108	319,640	844,177	1,096,441
Production and severance taxes	82,748	92,716	176,929	240,580
Depreciation, depletion, and amortization	124,947	220,279	313,348	430,498
Interest	151,898	66,202	431,925	311,832
General and administrative	139,194	380,334	388,145	1,130,830
Total expenses	827,895	1,079,171	2,154,524	3,210,181

Income before income taxes	489,788	605,234	766,237	1,248,715

INCOME TAXES	75,000	166,900	75,000	283,900

Net income	$414,788	$438,334	$691,237	$964,815

Net income applicable to common shares	$373,663	$438,334	$567,862	$964,815

EARNINGS PER SHARE—BASIC	$0.24	$.07	$0.37	$.21

EARNINGS PER SHARE—DILUTED	$0.11	$.07	$0.19	$.20

WEIGHTED AVERAGE COMMON SHARES—BASIC	1,581,676	6,098,913	1,549,000	4,676,190

WEIGHTED AVERAGE COMMON SHARES—DILUTED	3,626,266	6,125,712	3,593,590	4,714,065

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
	(Unaudited)

Net income	$414,788	$438,334	$691,237	$964,815

Other comprehensive income (loss), net of tax:
Cumulative effect of change in accounting principle	-	-	-	(69,108)
Adjustment for derivative losses reclassified into oil and gas sales	-	-	-	64,189
Change in fair value of derivative instruments	-	-	-	4,919

Comprehensive income	$414,788	$438,334	$691,237	$964,815

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2000 and September 30, 2001

	2000	2001
	(Unaudited)
CASH FLOWS DUE TO OPERATING ACTIVITIES
Net income	$691,237	$964,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	313,348	430,498
Deferred income taxes	75,000	283,900
(Gain) loss on sale of other property and equipment	(22,094)	(580)
Stock issued for consulting services	4,000	-
Decrease (increase) in:
Accounts receivable	(247,957)	(416,884)
Inventory and prepaid expenses	(19,786)	(264,711)
Increase (decrease) in:
Accounts payable	4,657	4,995,835
Accrued expenses and other liabilities	23,089	9,973
Revenue distributions payable	100,453	(208,439)

Net cash provided by operating activities	921,947	5,794,407

CASH FLOWS DUE TO INVESTING ACTIVITIES
Additions to oil and gas properties	(1,688,153)	(14,785,570)
Purchase of property and equipment	(96,454)	(1,500,083)
Proceeds from sale of oil and gas properties	12,100	-
Proceeds from sale of other property and equipment	22,094	11,065

Net cash used in investing activities	(1,750,413)	(16,274,588)

CASH FLOWS DUE TO FINANCING ACTIVITIES
Advance on borrowings	700,000	-
Payments of debt issuance costs	(1,222)	-
Payments of debt	(151,584)	(2,953,864)
Issuance of equity	-	19,963,128

Net cash provided by financing activities	547,194	17,009,264

Net increase (decrease) in cash	(281,272)	6,529,083

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	535,213	30,043

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$253,941	$6,559,126

CASH PAID FOR INTEREST	$433,209	$345,578

See accompanying notes to consolidated financial statements.

GMX RESOURCES INC.
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
Nine months ended September 30, 2000 and September 30, 2001
(unaudited)

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

In the opinion of GMX's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of GMX as of September 30, 2001, and the results of operations and cash flows for the three and nine month periods ended September 30, 2001 and 2000.

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

On July 17, 2001 and July 25, 2001, GMX sold 2,000,000 and 300,000 common shares, respectively, at a price of $5.50 per share.  Proceeds to GMX, net of underwriters’ fees and other expenses, were $11,285,544. GMX has also granted the underwriters five-year warrants to purchase up to 200,000 shares for $6.60 per common share.

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

During the nine months ended September 30, 2001 the term of GMX’s derivative instruments expired and as of September 30, 2001, GMX is not a party to any derivative instruments.

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

GMX periodically enters into financial hedging activities with respect to a portion of its projected oil and natural gas production through various financial transactions to manage its exposure to oil and gas price volatility.  These transactions include financial price swaps whereby GMX will receive a fixed price for its production and pay a variable market price to the contract counterparty.  These financial hedging activities are intended to support oil and natural gas prices at targeted levels and to manage GMX’s exposure to oil and gas price fluctuations.  The oil and gas reference prices upon which these price hedging instruments are based reflect various market indices that have a high degree of historical correlation with actual prices received by GMX.

GMX does not hold or issue derivative instruments for trading purposes.  All of GMX's commodity price financial swaps in place at January 1, 2001 were designated as cash flow hedges.  Changes in the fair value of these derivatives was reported in "Accumulated other comprehensive income.”  These amounts were reclassified to oil and gas sales when the forecasted transaction took place.

4.             EARNINGS PER SHARE

For the three and nine months ended September 30, 2001, diluted earnings per share reflect the potential dilution of 26,799 common shares and 37,875 common shares, respectively, associated with GMX's outstanding stock options.  As noted above, GMX has outstanding 1,250,000 Class A warrants and 1,250,000 Class B warrants issued as part of the February 2001 offering and 125,000 additional warrants that were issued to the underwriters of the February 2001 offering.  The exercise price of the warrants did not exceed the average price of the common stock during the three and nine months ended September 30, 2001.  Additionally, GMX issued 170,000 stock options to employees during the first nine months of 2001.  The exercise price of 104,000 and 130,000 options exceeded the average price of the common stock during the three and nine months ended September 30, 2001, respectively. The weighted average exercise price of the dilutive options for the three and nine months ended September 30, 2001 was $4.54 and $5.02, respectively. The weighted average exercise price of the options not included in the determination of earnings per share was $7.59 and $8.00, respectively.

For both the three and nine months ended September 30, 2000 diluted earnings per share reflect the potential dilution of approximately 2,044,000 common shares that would have occurred if GMX's then outstanding convertible preferred stock had been converted to common stock, net of the preferred dividends associated with the dilutive convertible preferred stock.

5.             COMMITMENTS AND CONTINGENCIES

Drilling Contract

On May 29, 2001, GMX entered in to a drilling contract with Nabors Drilling USA LP, obligating GMX to use two 10,000 foot drilling rigs and crews on a continuous basis for a period of two years at a cost of $14,000 per day per rig.  The day rate is payable regardless of whether GMX is using the rigs.  GMX has the right to substitute other operators to use the rigs if GMX is unable to use the rigs, in which event, GMX is obligated to pay a substitution fee of $2,500 per day over and above the market rate paid by the other operator.  GMX’s payment obligations are secured by a standby letters of credit in the aggregate amount of $1,000,000, $500,000 per rig, issued by its lender under its credit facility in favor of Nabors.

Legal Proceedings

GMX is party to various legal actions arising in the normal course of business.  Matters that are probable of unfavorable outcome to GMX and which can be reasonably estimated are accrued.  Such accruals are based on information known about the matters, GMX’s estimates of the outcomes of such matters, and its experience in contesting, litigating, and settling similar matters.  None of the actions are believed by management to involve future amounts that would be material to GMX’s financial position or results of operations after consideration of recorded accruals.

On March 1, 2001, Larry Miller and certain other parties filed an action in the United States District Court for the Eastern District of Texas, Marshall Division, against GMX and certain officers of GMX, alleging fraud and breach of implied contract and seeking damages relating to a claimed interest in an oil and gas well GMX recompleted in Harrison County, Texas in 2000.  The Plaintiffs claim they were entitled to an interest in the well and seek actual damages of $750,000, unspecified punitive damages and attorneys fees. GMX has filed a counterclaim against Larry Miller, a former employee of the company from which GMX acquired the properties out of a bankruptcy reorganization, alleging violations of the Bankruptcy Code for execution and delivery of assignments in oil and gas properties without bankruptcy court approval. GMX has also initiated a request for reopening of the bankruptcy reorganization proceeding in the United States Bankruptcy Court for the District of Kansas to establish the rights of the parties. GMX  intends to vigorously defend this action and does not believe it will have any material adverse effect on its financial condition or results of operations.

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

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of  (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion).  Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, which also resolving significant implementation issues associated with Statement 121.

GMX is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002.  Management does not expect the adoption of Statement 144 for long-lived assets held for use or for disposal to have a material impact on GMX’s financial statements because GMX utilizes the full-cost method of accounting for oil and gas exploration and development activities and the impairment assessment under Statement 144 is largely unchanged from Statement 121.

Item 2:  Management's Discussion and Analysis or Plan Of Operation.

Summary Operating Data

                The following table presents an unaudited summary of certain operating data for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2000	2001	2000	2001
Production:
Oil production (MBbls)	21	22	56	57
Natural gas production (MMcf)	223	398	511	732
Equivalent production (MMcfe)	347	530	845	1,077

Average Sales Price:
Oil price (per Bbl) (1)	$22.78	$23.64	$21.52	$27.77
Natural gas price (per Mcf) (1)	3.75	2.71	3.29	3.64

Average sales price (per Mcfe)	$3.73	$3.02	$3.41	$3.96

Operating and Overhead Costs (per Mcfe):
Lease operating expenses	$.95	$.60	$1.00	$1.02
Production and severance taxes	.24	.18	.21	.22
General and administrative	.40	.72	.46	1.05
Total	$1.59	$1.50	$1.67	$2.29

Cash Operating Margin (per Mcfe)	$2.14	$1.52	$1.74	$1.67

Other (per Mcfe):
Depreciation, depletion and amortization - oil and gas production	$.31	$.32	$.30	$.31

(1)   Net of results of  (i) oil hedging activities which reduced the average oil price in the nine months ended September 30, 2000 and third quarter of 2000 by $7.60 and $8.30 per Bbl., respectively, and increased the average oil price in the nine months ended September 30, 2001 by $1.33 per Bbl. and (ii) gas hedging activities which reduced the average gas price in the nine months ended September 30, 2001 by $.25 per Mcf.

Results of Operations—Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 2001

                      Net Income.  Net income  in the three months ended September 30, 2001 was $438,334, or $0.07 per basic share compared to $414,788 for the three months ended September 30, 2000 or $0.24 per basic share.  Weighted average basic shares outstanding increased by 224% to 6,098,913 as a result of additional shares issued in the our initial public offering in February 2001 and our secondary public offering in July 2001.

                      Oil and Gas Sales. Oil and gas sales in the three  months ended September 30, 2001 increased 24% to $1,602,491 compared to the three months ended September 30, 2000, due to an increase in production of oil and gas and an increase in oil prices, which increased 38% partially offset by a decrease in gas prices, which decreased 14%. The average price per barrel of oil and mcf of gas received in the three months ended September 30, 2001 was $23.64 and $2.71, respectively, compared to $22.78 and $3.75, respectively, in the three months ended September 30, 2000.  Production of oil for the three months ended September 30, 2001 was approximately the same as production for the three months ended September 30, 2000.  Gas production increased to 398 Mmcf compared to 223 Mmcf for the three months ended September 30, 2000, an increase of 78%.  Increased production in the three months of 2001 resulted primarily from the addition of new wells.

                      Lease Operations. Lease operations expense decreased $9,469 in the three months ended September 30, 2001 to $329,108, a 3% decrease compared to the three months ended September 30, 2000. Decreased expense resulted from a decrease in wells  that were recompleted.   Lease operations expense on an equivalent unit of production basis was $.60 per Mcfe in the three months ended September 30, 2001 compared to $.95 per Mcfe for the three months ended September 30, 2000. This per unit decrease resulted from an increase in production coupled with the decrease in nominal operating expenses.

                      Production and Severance Taxes. Production and severance taxes increased 12% to $92,716 in the three months ended September 30, 2001 compared to $82,748 in the three months ended September 30, 2000. Production and severance taxes are assessed on the value of the oil and gas produced. As a result, the increase resulted primarily from increased oil and gas sales as described above.

                      Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $95,332 to $220,279 in the three months ended September 30, 2001, up 76% from the three months ended September 30, 2000. This increase is due primarily to higher production levels along with an increase in the depletion rate for 2001. The oil and gas depreciation, depletion and amortization rate per equivalent unit of production was $.32 per Mcfe in the three months ended September 30, 2001 compared to $.31 per Mcfe in the three months ended September 30, 2000.   The depletion rate increased primarily from the effects of wells completed during the first nine months of 2001 that increased reserves.

                      Interest. Interest expense for the three months ended September 30, 2001 was $66,202 compared to $151,898 for the three months ended September 30, 2000. This decrease is primarily attributable to the decrease in the average debt balance during the three months ended September 30, 2001, coupled with the decrease in interest rates.

                      General and Administrative Expense. General and administrative expense for the three months ended September 30, 2001 was $380,334 compared to $139,194 for the three months ended September 30, 2000, an increase of 173%.  This increase of $241,140 was the result of an increase in salaries of $102,628, investor relations expense of  $27,475, legal and professional of $33,246, and an increase in other general and administrative expense of $77,791. The salary increase was a result of an increase in administrative salaries due to the addition of administrative personnel. General and administrative expense per equivalent unit of production was $.72 per Mcfe for the three months ended September 30, 2001 compared to $.40 per Mcfe for the comparable period in 2000.  We expect general and administrative expense to decline on a unit of production basis as our production increases.

                      Income Taxes. Income tax expense for three months ended September 30, 2001 was $166,900 compared to $75,000 for the three months ended September 30, 2000, an increase of 123%. This increase resulted from company net income in  2001 exceeding prior cumulative losses. Additionally, permanent differences associated with statutory depletion deductions in excess of cost depletion reduced the Company’s effective tax rate from 38% to 28%.

Results of Operations—Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 2001

                      Net Income.  Net income  in the nine months ended September 30, 2001 was $964,815, or $0.21 per basic share compared to $691,237 for the nine months ended September 30, 2000, or $0.37 per basic share.  Weighted average basic shares outstanding increased by 202% to 4,676,190 as a result of additional shares issued in the our initial public offering in February 2001and our secondary public offering in July 2001.

                      Oil and Gas Sales. Oil and gas sales in the nine  months ended September 30, 2001 increased 48% to $4,263,414 compared to the nine months ended September 30, 2000, due to increased prices for oil and gas, which accounted for 44% of the increase, and increased production of gas and oil, which accounted for 56% of the increase. The average price per barrel of oil and mcf of gas received in the nine months ended September 30, 2001 was $27.77 and $3.64, respectively, compared to $21.52 and $3.29, respectively, in the nine months ended September 30, 2000. During the nine months ended September 30, 2001, the Company hedged 80,000 Mcf of gas through price swap agreements with a fixed price of $4.70 per Mcf. The effects of price swap agreements reduced 2001 sales revenues by $179,865 and reduced 2000 sales revenue by $225,000. Production of oil for the first nine months ended 2001 was approximately the same as production for the first nine months of 2000.  Gas production increased to 732 Mmcf compared to 511 Mmcf for the first nine months ended September 30, 2000, an increase of 43%.  Increased production in the first nine months of 2001 resulted primarily from the addition of new wells.

                      Lease Operations. Lease operations expense increased $252,263 in the first nine months ended September 30, 2001 to $1,096,441, a 30% increase compared to the nine months ended September 30, 2000. Increased expense resulted from additional wells that were recompleted or new wells that were drilled. Lease operations expense on an equivalent unit of production basis was $1.02 per Mcfe in the nine months ended September 30, 2001 compared to $1.00 per Mcfe for the nine months ended September 30, 2000. This increase resulted from an increase in operating expenses which was greater than the increase in production.

                      Production and Severance Taxes. Production and severance taxes increased 36% to $240,580 in the nine months ended September 30, 2001 compared to $176,929 in the nine months ended September 30, 2000. Production and severance taxes are assessed on the value of the oil and gas produced. As a result, the increase resulted primarily from increased oil and gas sales as described above.

                      Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $117,150 to $430,498 in the nine months ended September 30, 2001, up 37% from the nine months ended September 30, 2000. This increase is due primarily to higher production levels along with an increase in the depletion rate for 2001. The oil and gas depreciation, depletion and amortization rate per equivalent unit of production was $.31 per Mcfe in the nine months ended September 30, 2001 compared to $.30 per Mcfe in the nine months ended September 30, 2000.   The depletion rate increased primarily from the effects of wells completed in the nine months of 2001 that increased reserves.

                      Interest. Interest expense for the nine months ended September 30, 2001 was $311,832 compared to $431,925 for the nine months ended September 30, 2000. This decrease is attributable to the 2.75% decrease in the annual interest rate on the borrowing and to the decrease in the average debt balance during the nine months ended September 30, 2001.

                      General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2001 was $1,130,830 compared to $388,145 for the nine months ended September 30, 2000, an increase of 191%.  This increase of $742,685 was the result of an increase in salaries of $283,799, an increase in investor relations expense of  $208,009, an increase in legal and professional of $92,169, and an increase in other general and administrative expense of $158,708. The salary increase was a result of an increase in administrative salaries due to the addition of administrative personnel. General and administrative expense per equivalent unit of production was $1.05 per Mcfe for the nine months ended September 30, 2001 compared to $.46 per Mcfe for the comparable period in 2000. We expect general and administrative expense to decline on a unit of production basis as our production increases.

                      Income Taxes. Income tax expense for nine months ended September 30, 2001 was $283,900 compared to $75,000 for the nine months ended September 30, 2000, an increase of 279%.  This increase resulted from company net income in 2000 and 2001 exceeding prior cumulative losses. Additionally, permanent differences associated with statutory depletion deductions in excess of cost depletion reduced the Company’s effective tax rate from 38% to 23%.

Capital Resources and Liquidity

                      Our business is capital intensive. Our ability to grow our reserve base is dependent upon our ability to obtain outside capital and generate cash flows from operating activities to fund our investment activities. Our cash flows from operating activities are substantially dependent upon oil and gas prices and significant decreases in market prices of oil or gas could result in reductions of cash flow and affect the amount of our capital investment. Cash flows from financing activities are also a significant source of funding. Prior to the completion of our  public offerings in February 2001 and July 2001, we had relied heavily upon availability under our revolving bank credit facility and from drilling advances from outside investors.

                      On February 12, 2001, we completed our initial public offering of 1,250,000 units with net proceeds of approximately $8.5 million.  On July 17, 2001 and July 25, 2001, we sold an additional 2,000,000 and 300,000 common shares, respectively, at a price of $5.50 per share through a secondary public offering.  Our proceeds, net of underwriters’ fees and other expenses, were approximately $11.3 million.  These proceeds will be used primarily for development drilling.  We have also used a portion of the proceeds to temporarily reduce amounts outstanding under our credit facility.

Cash Flow—Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

                      In the nine months ended September 30, 2001 and 2000, we spent $16,274,588 and $1,750,413, respectively, in oil and gas acquisitions and development activities. These investments were funded for the nine months ended September 30, 2001 by proceeds of our  public offerings and $5,794,407 of net cash provided by operations. EBITDA in the nine months ended September 30, 2001 was $1,991,045 compared to $1,511,510 in the nine months ended September 30, 2000, an increase of 32%.  This increase resulted primarily from increases in production and oil and gas prices. EBITDA is defined as income (loss) before interest, income taxes, depreciation, depletion and amortization. We believe that EBITDA is a financial measure commonly used in the oil and gas industry and we use it and expect investors to use it as an indicator of a company’s ability to service and incur debt. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with accounting principles generally accepted in the United States of America, or as a measure of a company’s profitability or liquidity. EBITDA measures as presented may not be comparable to other similarly titled measures of other companies.

Credit Facility

                      On October 31, 2000, we entered into a secured credit facility provided by Local Oklahoma Bank, N.A., which replaced our prior credit facility. The new credit facility provides for a line of credit of up to $15 million (the ‘‘Commitment’’), subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves which is reduced monthly to account for production (‘‘Borrowing Base’’). The amount of credit available to us at any one time under the credit facility is the lesser of the Borrowing Base or the amount of the Commitment. As of September 30, 2001, our Borrowing Base was $6.8 million.  The monthly commitment reductions have been informally waived until November 30, 2001.  Borrowings bear interest at the prime rate. The credit facility requires payment of an annual facility fee equal to 1 /2 % on the unused amount of the Borrowing Base. We are obligated to make principal payments if the amount outstanding would exceed the Borrowing Base. Borrowings under the credit agreement are secured by substantially all of our oil and gas properties. The credit facility contains various affirmative and restrictive covenants. The material covenants, which must be satisfied unless the lender otherwise agrees:

•	Require us to maintain an adjusted current ratio as defined in the credit facility of 1 to 1.
•

Require us to maintain a quarterly debt service coverage ratio of at least 1.1 to 1. The debt service coverage ratio is defined in the credit facility generally as net income plus depreciation, depletion and amortization plus interest expense divided by quarterly principal reduction requirements plus interest.

•	Require us to maintain a ratio of indebtedness to tangible net worth of not more than 1.5 to 1.
•	Prohibit any liens or any other debt in excess of $100,000.
•	Prohibit sales of assets more than $100,000.
•	Prohibit payment of dividends or repurchases of stock.
•	Prohibit mergers or consolidations with other entities without being the controlling entity.
•	Prohibit material changes in management.

                      We are in compliance with all of these covenants as of September 30, 2001.  We do not expect any of these covenants to materially restrict our activities because our financial condition has been significantly improved as a result of the receipt of the proceeds of our public offerings.

                      In the second quarter of 2001, we used a portion of the proceeds of our initial public offering to temporarily reduce borrowings under our credit facility.  At September 30, 2001, we had borrowed $4.6 million under the credit facility, leaving $2.2 million available for borrowings to fund development drilling obligations based on the existing Borrowing Base. If our drilling program is successful and commodity prices remain at current levels, we expect our Borrowing Base will increase and thereby provide additional sources of funds for our planned capital expenditures.

Working Capital

                      At September 30, 2001, we had working capital of $2,486,701 and a current ratio—current assets as a ratio of current liabilities—of 1.4 to 1. Total long-term debt outstanding at September 30, 2001 was $4.6 million, representing 14% of our total capitalization.

Commitments and Capital Expenditures

                      Other than obligations under our credit facility, our commitments for capital expenditures relate to planned development of oil and gas properties. Except as described below with respect  to our drilling contract with Nabors Drilling, we do not enter into drilling or development commitments until such time as a source of funding for such commitments is known to be available, either through financing proceeds, internal cash flow, additional funding under our bank credit facility or working capital.

                      On May 29, 2001, we entered into a drilling contract with Nabors Drilling USA LP, obligating us to use two 10,000 foot drilling rigs and crews on a continuous basis for a period of two years at a cost of $14,000 per day per rig.  The day rate is payable regardless of whether we are using the rigs.  We have the right to substitute other operators to use the rigs if we are unable to use the rigs, in which event, we are is obligated to pay a substitution fee of $2,500 per day over and above the market paid rate by the other operator.  Our payment obligations are secured by a standby letters of credit in the aggregated amount of $1,000,000, $500,000 per rig, issued by our lender under our credit facility in favor of Nabors. As of September 30, 2001, the day rate under the Nabor’s contract was substantially in excess of current market rates for comparable drilling contractors in east Texas and we are negotiating with Nabors for modifications to our contract. However, there is no assurance that we will be successful in negotiating more favorable terms.

                      During the first nine months of this 2001, we drilled and set pipe on six wells in East Texas.  These wells were drilled to approximately 10,000 feet.  Costs on these wells will vary from $1.1 million to $1.5 million depending on the numbers of producing zones completed in each well.  Based on our current drilling plans to continue to drill deeper Cotton Valley wells in East Texas at the rate of approximately two wells per month, we expect to drill six additional wells prior to the end of 2001, using the remaining proceeds from our secondary public offering of July  2001 and borrowings under our credit facility. We expect to continue to drill approximately two wells per month in 2002 in East Texas. Funding for this drilling will be provided in part by internal cash flows, which we expect will increase as additional wells are drilled, completed and begin producing, and proceeds from borrowings under our credit facility. Additional sources of financing will likely be necessary in the first quarter of 2002 to fund this drilling plan which could be provided by additional borrowings, sales of equity securities or through joint venture or similar arrangements with industry partners. We are exploring various alternative financing sources. The actual wells, costs and timing may vary depending on drilling results, equipment availability, commodity prices, availability of funding and other factors.  However, a number of factors affect drilling and our plans may change.

Forward-Looking Statements

                      All statements made in this document and accompanying supplements other than purely historical information are ‘‘forward looking statements’’ within the meaning of the federal securities laws. These statements reflect expectations and are based on historical operating trends, proved reserve positions and other currently available information. Forward looking statements include statements regarding future plans and objectives, future exploration and development expenditures and number and location of planned wells and statements regarding the quality of our properties and potential reserve and production levels. These statements may be preceded or followed by or otherwise include the words ‘‘believes’’, ‘‘expects’’, ‘‘anticipates’’, ‘‘intends’’, ‘‘plans’’, ‘‘estimates’’, ‘‘projects’’ or similar expressions or statements that events ‘‘will’’ or ‘‘may’’ occur. Except as otherwise specifically indicated, these statements assume that no significant changes will occur in the operating environment for oil and gas properties and that there will be no material acquisitions or divestitures except as otherwise described.

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

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

See Footnote  5 in Part I, Item 1 for a description of pending legal proceedings.

Item 2.  Changes in Securities

                On February 12, 2001, the Company's registration statement on Form SB-2, File No. 333-49328, relating to the initial public offering of 1,250,000 units at a price of $8.00 per unit, consisting of one share of common stock, one Class A Warrant, and one Class B warrant, each to purchase one share of common stock was declared effective by the SEC.  The offering was underwritten by Paulson Investment Company, Inc. and I-Bankers Securities Incorporated and closed on February 16, 2001 with an aggregate offering amount of $10 million.  Through September 30, 2001, the total net proceeds of $8,310,560 have been expended as follows, excluding temporary repayment of borrowings under our credit facility:

Item	Amount
Repayment of debt to Ken L. Kenworthy, Jr. (President and Principal Shareholder)	$427,500

Drilling of oil and gas wells	$7,883,060
Total	$8,310,560

Item 3.  None

Item 4.  None

Item 5.  None

Item  6. Exhibits and Reports On Form 8-K.

(a)   None

(b)   Reports on Form 8-K:  None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GMX RESOURCES INC.
(Registrant)

Date:	November 14, 2001	/s/ Ken L. Kenworthy, Sr.
Ken L. Kenworthy, Sr., Executive Vice President and Chief Financial Officer
(Principal Financial Officer)