Form 10KSB
period 2001-12-31
GMX RESOURCES INC
filed 2002-04-15
CIK 1127342

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
            For the fiscal year ended              December 31, 2001
                                      --------------------------------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _______________ to ______________

                     Commission file number       000-32325
                                            ---------------------

                                GMX RESOURCES INC.
--------------------------------------------------------------------------------
                  (Name of small business issuer in its charter)

             Oklahoma                                     73-1534474
----------------------------------           -----------------------------------
  (State or other jurisdiction of               (I.R.S. Employer Identification
         incorporation)                                        No.)

          9400 North Broadway, Suite 600, Oklahoma City, Oklahoma 73114
--------------------------------------------------------------------------------
                     (Address of principal executive offices)

                                  (405) 600-0711

                            (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class                             Name of each exchange
                                                       on which registered
   ---------------------------                     -----------------------------
Securities registered under Section 12(g) of the Exchange Act:

       Common Stock, $0.001 par value, Class A Warrants, Class B Warrants
--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenue for the year ended December 31, 2001 was $6,452,299.

The aggregate market value of the voting and non-voting common equity (excluding warrants) held by non-affiliates at March 26, 2002 was $4,114,460. This amount was computed using closing price of the issuer's common stock on March 26, 2002 on the NASDAQ National Market.

As of March 26, 2002, the issuer had outstanding a total of 6,550,000 shares of its $0.001 par value Common Stock.

Documents incorporated by reference - Proxy Statement for 2002 Annual Meeting,
Part III.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              GMX RESOURCES INC.
                                 Form 10-KSB
                              Table of Contents
                                                                            Page
                                                                            ----

                                    PART I

   Item 1.    BUSINESS.........................................................1
              General..........................................................1
              2001 Equity Offerings............................................1
              Business Strategy................................................2
              Marketing........................................................3
              Regulation.......................................................4
              Gas Gathering....................................................6
              Competition......................................................6
              Drilling Contract................................................7
              Facilities.......................................................7
              Employees........................................................8
              Certain Technical Terms..........................................8

   Item 2.    PROPERTIES......................................................11
              Reserves........................................................15
              Costs Incurred and Acquisition and Drilling Results.............17
              Productive Well Summary.........................................18
              Productive Wells................................................19

   Item 3.    LEGAL PROCEEDINGS...............................................19

   Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............20

                                    PART II

   Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS..................................20

   Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                 OF OPERATION.................................................21
              Selected Financial Data.........................................21
              Summary Operating and Reserve Data..............................23
              Critical Accounting Policies....................................24
              Results of Operations--Year Ended December 31, 2001
                 Compared to Year Ended December 31, 2000.....................25

              Results of Operations for the Year Ended December 31,
                 2000 Compared to Year Ended December 31, 1999................27
              Capital Resources and Liquidity.................................28
              Cash Flow--Year Ended December 31, 2001 Compared to Year
                 Ended December 31, 2000......................................28
              Cash Flow--2000 Compared to 1999................................29
              Credit Facility.................................................29
              Working Capital.................................................30
              Shareholder Loans...............................................30
              Commitments and Capital Expenditures............................30
              Liquidity and Financing Considerations..........................31
              Price Risk Management...........................................31
              Impact of Recently Issued Accounting Standards Not Yet
                 Adopted......................................................32
              Forward-Looking Statements......................................33
              Risk Factors Related to GMX.....................................33
              Risks Related to the Oil and Gas Industry.......................36

   Item 7.    FINANCIAL STATEMENTS............................................41

   Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................41

                                   PART III

   Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                 CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                 OF THE EXCHANGE ACT..........................................41

   Item 10.   EXECUTIVE COMPENSATION..........................................41

   Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERSHIP AND MANAGEMENT.....................................42

   Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................42

   Item 13.   EXHIBITS AND REPORTS ON FORM 8-K................................42

                                    PART I

ITEM 1.       BUSINESS

GENERAL

   GMX Resources Inc. (referred to herein as "GMX" or the "Company") is an independent oil and gas company headquartered in Oklahoma City, Oklahoma. At the time of our organization in 1998, we acquired from an unrelated third party, for $6.0 million, producing and undeveloped properties located primarily in east Texas and northwestern Louisiana, Kansas and southeastern New Mexico. When we acquired them, the properties consisted of 71.1 net producing wells, 20,829 net developed and 317 net undeveloped acres. At the acquisition date, the properties had estimated proved developed producing reserves of 5 Bcfe. These properties were acquired out of a bankruptcy reorganization of a small, privately held company. We believe the properties had not been developed to their full potential as a result of the financial condition and lack of technical geological expertise of the prior owner. However, there was substantial high quality geological and engineering data available for the properties, waiting to be evaluated.

   Since the acquisition, through December 31, 2001, we have conducted an extensive geological and engineering evaluation of the property base, improved the operating efficiencies of the properties, recompleted or reworked 61 wells, drilled 13 additional wells and acquired additional related acreage and reserves. As a result, we have added proved reserves in existing producing wells and identified proved reserves that can be developed by drilling additional wells.

2001 EQUITY OFFERINGS

   On February 12, 2001, we completed an initial public offering of 1,250,000 units at $8.00 per unit underwritten by Paulson Investment Company, Inc. and I-Bankers Securities Incorporated. Each unit consisted of one share of common stock, one Class A warrant to purchase one share of common stock and one Class B warrant to purchase one share of common stock. The units traded as units until March 15, 2001 when the common stock, Class A warrants and Class B warrants became separately tradeable on the NASDAQ SmallCap Market. The net proceeds of the offering amounting to approximately $8.5 million have been used primarily for development drilling.

   On June 22, 2001, our common stock became eligible for trading on the NASDAQ National Market. In July, 2001, we completed a secondary public offering of 2,300,000 shares of common stock at an offering price of $5.50 per share. This firm commitment offering was also underwritten by Paulson Investment Company, Inc., and I-Bankers Securities Incorporated. The proceeds of the offering, net of underwriters' fees and other expenses, were approximately $11.3 million, and have been used primarily for the development drilling of oil and gas wells.

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

         Experienced Management. The Company's founders have experience in finding, exploiting, developing and operating reserves and companies. Ken L. Kenworthy, Jr., the Company's President, has been active in various aspects of the oil and gas business for over 27 years. He was formerly Chairman and Chief Executive Officer of OEXCO, Inc., an Oklahoma City based privately held oil and gas company. He founded OEXCO in 1980 and successfully managed it until 1995 when it was sold for approximately $13 million. During this 15 year period, OEXCO operated approximately 300 wells. Ken L. Kenworthy, Sr. also has extensive financial experience with private and public businesses, including experience as Chief Financial Officer of CMI Corporation, formerly a New York Stock Exchange listed company which manufactured and sold road building equipment.

         Substantial Drilling and Exploitation Opportunities. We have a substantial inventory of drilling and recompletion projects with an estimated 64 Bcfe of proved undeveloped reserves as of December 31, 2001. These projects include 11 recompletion projects and 48 new drilling locations with proved undeveloped reserves. We expect to locate additional proved drilling and recompletion opportunities as our evaluation and drilling of the property base continues. Based on our December 31, 2001 reserve report, the pre-tax present value of the proved undeveloped reserves is $87 million with anticipated future development costs of $40.9 million.

         Significant Inventory of Unproved Prospects. We have approximately 39 additional drilling locations in East Texas which we believe have potential in the Pettit, Travis Peak and Cotton Valley formations at depths of 6,000 to 10,000 feet. We are continuing to evaluate our acreage in Kansas and New Mexico and we expect to generate additional drilling prospects. However, none of these prospects have proved reserves assigned. Approximately 21,485 acres of our leasehold position is held by production, so we do not have rental payments and drilling targets on those leases can be held and drilled in order of priority without concern about lease expiration.

         Emphasis on Gas Reserves. Production for 2001 was 73% gas and 27% oil. Proved reserves as of December 31, 2001 are 75% gas and 25% oil. We intend to emphasize acquisition and development of gas reserves due to the long term outlook for gas demand, but will continue to maintain a portion of our reserves in oil.

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

         Substantially all of our gas from our East Texas wells is initially sold to our wholly-owned subsidiary, Endeavor Pipeline Inc. ("Endeavor"), which in turn sells gas to unrelated third parties. All of our gas is currently sold under contracts providing for market sensitive terms which are terminable with 30-60 day notice by either party without penalty. This means that we enjoy both the high prices in increasing price markets and suffer the price declines when gas prices decline.

         Crude Oil. Oil produced from our properties will be sold at the prevailing field price to one or more of a number of unaffiliated purchasers in the area. Generally, purchase contracts for the sale of oil are cancelable on 30-days notice. The price paid by these purchasers is generally an established or "posted" price that is offered to all producers. During the last several years prices paid for crude oil have fluctuated substantially. Future oil prices are difficult to predict due to the impact of worldwide economic trends, coupled with supply and demand variables, and such non-economic factors as the impact of political considerations on OPEC (Organization of the Petroleum Exporting Countries) pricing policies and the possibility of supply interruptions.

         Our largest purchasers included Teppco Crude and Koch Gateway PipeLine, which accounted for 88.5% and 74.1% of oil and natural gas sales, respectively, in 2001. We do not believe that the loss of any our purchasers would have a material adverse affect on our operations. None of our gas or oil sales contracts have a term of more than one year.

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

         The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "superfund law," imposes liability, regardless of fault or the legality of the original conduct, on some classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a disposal site or sites where the release occurred and companies that dispose or arrange for disposal of the hazardous substances found at the time. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and severable liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We could be subject to the liability under CERCLA because our drilling and production activities generate relatively small amounts of liquid and solid waste that may be subject to classification as hazardous substances under CERCLA.

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

         Marketing and Transportation. The interstate transportation and sale for resale of natural gas is regulated by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act of 1938. The sale and transportation of natural gas also is subject to regulation by various state agencies. The Natural Gas Wellhead Decontrol Act of 1989 eliminated all gas price regulation effective January 1, 1993. In addition, FERC recently has proposed several rules and orders concerning transportation and marketing of natural gas. We cannot predict the impact of these rules and other regulatory developments on the Company or our operations.

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

GAS GATHERING

         We have acquired, constructed and own, through a wholly-owned subsidiary, Endeavor, gas gathering lines and compression equipment for gathering and delivering of natural gas from our east Texas properties. As of December 31, 2001, this gathering system consisted of approximately 34 miles of gathering lines that collect gas from approximately 24 wells, which accounted for approximately 89% and 65% of our gas production from this area in 2001 and 2000, respectively. This system enables us to improve the control over our production and enhances our ability to obtain access to pipelines for ultimate sale of our gas. We only gather gas from wells in which we own an interest. Remaining gas is gathered by unrelated third parties. Endeavor also serves as first purchaser of gas from wells for which we are the operator. See "Business-Marketing."

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

DRILLING CONTRACT

         On May 29, 2001, we entered into a drilling contract with Nabors Drilling USA LP ("Nabors"), obligating us to use two 10,000 foot drilling rigs and crews on a continuous basis for a period of two years at a cost of $14,000 per day per rig. The day rate was payable regardless of whether we were actually using the rigs. Our payment obligations were secured by standby letters of credit in the aggregate amount of $1,000,000, $500,000 per rig, issued by our lender under our credit facility in favor of Nabors.

         On December 13, 2001, we terminated the contracts and filed a lawsuit in the United States District Court for the Western District of Oklahoma against Nabors alleging that Nabors made misrepresentations intended to induce us to enter into the drilling contracts as well as alleging that Nabors breached those contracts by providing substandard drilling services. Nabors has drawn the full $1,000,000 on the letters of credit and has counterclaimed for approximately $9,000,000 alleged to be owed for an early termination fee and unpaid invoices. See "Legal Proceedings."

FACILITIES

         As of December 31, 2001, we leased approximately 6,749 square feet in Oklahoma City, Oklahoma for our corporate headquarters. The annual rental cost is approximately $94,485.

EMPLOYEES

         As of December 31, 2001, we had 18 full-time employees of which four are management and the balance are clerical or technical employees. We also use five independent contractors to assist in field operations. We believe our relations with our employees are satisfactory. Our employees are not covered by a collective bargaining agreement.

CERTAIN TECHNICAL TERMS

         The terms whose meanings are explained in this section are used throughout this document:

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

         Workover. To carry out remedial operations on a productive well with the intention of restoring or increasing production.

ITEM 2.       PROPERTIES

         To date our activities have been conducted mainly in well known productive basins in the United States in which our acquired properties are located:

         . The Sabine Uplift in East Texas and Louisiana;
         . The Hugoton Basin in Western Kansas and Oklahoma;
         . The Sedgwick Basin in Central Kansas; and
         . The Tatum Basin in Southeast New Mexico.

         The following table sets forth certain information regarding our activities in each of our principal areas as of December 31, 2001.

                                                        Western             Southeast
                                         East Texas    Kansas and  Central     New
                                       and Louisiana    Oklahoma    Kansas    Mexico     Total
                                       -------------    --------    ------    ------     -----
Property Statistics:
Proved reserves (MMcfe) ...............       77,556      4,038      5,736    4,451     91,781
Percent of total proved reserves.......          85%         4%         6%       5%       100%
Gross producing wells .................           54         55         24        7        140
Net producing wells....................         41.1       21.3        8.3      5.6       76.6
Gross acreage .........................       21,458     10,899      3,556    2,077     37,990
Net acreage ...........................       19,065      3,823      2,300    1,888     27,076
Proved undeveloped reserves (MMcfe)           54,474      1,933      3,468    3,865     63,740
Estimated development costs ($000s)        $  37,308   $    502   $  1,589  $ 2,210   $ 41,609
Proved undeveloped locations ..........           39          2          4        3         48

Year ended December 31, 2001 results:
Production (net MMcfe).................        1,345        216        112      105      1,778
Average net daily production (Mcfe)....        3,685        592        307      288      4,872

------------------

         Additional information related to our oil and gas activities is included in Note J to the financial statements on Pages F-1 through F-25.

East Texas and Northwestern Louisiana

East Texas

         The East Texas properties are located in Harrison and Panola Counties, Texas. These properties contain approximately 20,778 gross (18,602 net) acres with rights covering the Travis Peak, Pettit, Glen Rose and Cotton Valley formations. Our East Texas properties have 77.2 Bcfe of proved reserves or 84% of our total proved reserves at December 31, 2001, of which 54.5 Bcfe is classified as proved undeveloped.

         We have interests in 48 gross (38.7 net) producing wells in East Texas, of which we operate 45. Average daily production net to our interest for 2001 was 3.1 Mcf of gas and 84 Bbls of oil. Production is primarily from the Betheny, Blocker and Waskom Fields. The producing lives of these fields are generally 12 to 70 years. We have identified productive zones in the existing wells that are currently behind pipe and thus are not currently producing. These zones can be brought into production as existing reserves are depleted. The Blocker and Betheny areas include 36 gross (30.7 net) wells in Harrison County which produce gas that is gathered, compressed and sold by Endeavor. Gas sold from the Blocker area has a high MMBtu content which results in a net price above NYMEX average daily Henry Hub natural gas price. Oil is sold separately at a slight premium to the average NYMEX Sweet Crude Cushing price, inclusive of deductions. Most of the planned development will be added to existing gathering systems under comparable contracts.

         The undeveloped acreage in these areas lies on Sabine Uplift just north of the Carthage Field. The area has 29 producing reservoirs at depths from 3,000 to 10,000 feet. The reservoir trends are similar to river channels and beach barrier bars and are generally substantial in length and sometimes width. These features occur in more than one producing horizon and we give first priority to drilling locations where a single well can drill through two or more producing zones. This increases the reserves recoverable through a single wellbore. We believe the natural gas development opportunities on this property base are substantial and abundant. Our proved undeveloped reserves are significant in this region consisting of 54.5 Bcfe, frequently located at the intersection of multiple crossing reservoir trends. Each well generally penetrates multiple potentially productive formations, including the Pettit, Travis Peak and Cotton Valley.

         In 2001, GMX successfully drilled and completed ten wells on its East Texas property. Most of these were dual completions, each well having two or more separate producing reservoirs in either the Pettit, Travis Peak or Cotton Valley geological formations from 6,000 to 10,000 feet deep. The dual completions have the same effect as drilling 20 separate single zone wells. Annual production volumes of oil and natural gas net to the Company's interest for 2001 was 1,760 Mmcfe compared with production in 2000 of 1,158 Mmcfe, a year-over-year increase of 52%. At production levels as of March 31, 2002, the Company's annual production volume would be in excess of 2,062 Mmcfe net to the Company's interest, with annual sales volumes, based on current prices of $3.30 per Mcf for natural gas and $25.85 per barrel of oil, of $7.2 million. GMX owns a 100% working interest in each of the new East Texas wells. Based on these results and the potential for further development, GMX initially plans to drill eight wells in East Texas during 2002 subject to availability of capital resources. The pace of future development of this property will depend on future drilling results, the general economic conditions of the energy industry and, on the price the Company receives for the natural gas and crude oil produced. There is a potential for up to 400 locations of Cotton Valley wells in our East Texas acreage assuming an ultimate well density of 2 wells in each 80 acre tract. We are actively acquiring additional acreage in the vicinity of our existing property to enhance the exploitation potential of these properties by adding additional potential drilling locations. Over 4,551 additional acres were leased in the East Texas Basin during 2001 contiguous to the Company's existing property to further add to the more than 400 potential drilling locations already in the GMX inventory.

         At December 31, 2001, Sproule Associates, Inc., our independent reserve engineering firm, assigned a total of 14.4 Bcfe of proved reserves to the completed East Texas wells and 54.5 Bcfe of proved undeveloped reserves to our 39 proved undeveloped locations in East Texas.

         Recent third party drilling in the vicinity of our development acreage also confirms productive zones as shallow as 3700 feet in the Glenn Rose formation. We expect several wells will target this zone, but we have yet to complete our geological evaluation of this zone.

Louisiana

         The Louisiana properties are located in Clairborne, Caddo, Catahoula and Webster parishes with production from the Cotton Valley, Hosston and Rodessa formations. We have 6 gross (2.4 net) producing wells, 3 of which we operate. Production is predominately oil. Louisiana proved reserves are .4 Bcfe and represent approximately 1% of proved reserves as of December 31, 2001. Average daily production net to our interest for 2001 was 13 Bbls of oil and 19 Mcf of gas. We are in the process of evaluation of additional behind pipe and undeveloped reserves in the region. The wells are producing around a piercement saltdome which has produced numerous structural traps for oil.

Western Kansas and Oklahoma Panhandle

         The Western Kansas areas are located in the Hugoton Embayment of Finney and Scott Counties in Kansas. These areas combined consist of approximately 10,899 gross (3,823 net) acres. Our Western Kansas properties have 4,038 MMcfe of proved reserves or 4% of our total proved reserves at December 31, 2001. The Hugoton Embayment is one of the largest gas fields on the North American Continent. We have a total of 55 gross (21.3 net) producing wells as of December 31, 2001. Substantially all of these wells penetrate multiple formations which have additional development potential. Average daily production net to our interest for 2001 was 215 Mcf of gas and 62 Bbls of oil. The producing reservoirs in the Hugoton Embayment have low permeability, so their production rates are generally modest while their productive lives are generally longer than 20 years.

         Our producing properties are producing from various porosity intervals of the Chase, Lansing, Kansas City, Marmaton and Mississippian formations at depths from 2,500 to 4,600 feet. We have several producing units in this area. One of the larger units is the Nunn Pool waterflood. In a waterflood, water is pumped into the producing formation from one or more wells to force the oil to migrate to the production wells. The Nunn Pool Field is producing from the Mississippian and Marmaton formations. We are currently evaluating the engineering plan to increase production from the Nunn Pool waterflood. In Western Kansas, we have identified two locations with proved undeveloped reserves of 1,933 MMcfe as of December 31, 2001. We are continuing to evaluate these properties for further development potential.

         Two infield wells were drilled successfully and completed in the Nunn Unit, Finney County, Kansas. One of the wells is currently producing crude oil and the other has been converted into a salt-water injection well to improve the production of previously existing wells in the Nunn Unit. Due to the comparatively modest production of these wells, no further development of this area is contemplated at this time.

Central Kansas

         The Central Kansas properties consist of approximately 3,556 gross (2,300 net) acres located in Kingman, Sedgwick, Kiowa and Comanche Counties that are part of the Sedgwick Basin. Proved reserves in Central Kansas represent 6% of our total proved reserves at December 31, 2001. Average daily production net to our interests for 2001 was 168 Mcf of gas and 23 Bbls of oil.

         We have 24 gross (8.3 net) producing wells producing from the Mississippian formation, two of which are commingled in the Lansing Kansas City formation. Our Unruh Unit is a water flood of the Marmaton Limestone formation at a depth of approximately 4,600 feet. We have identified 4 locations with proved undeveloped reserves of 3,458 MMcfe as of December 31, 2001 and are continuing to review others.

Southeast New Mexico

         Our Southeast New Mexico properties are located in Lea and Roosevelt counties and consist of approximately 2,077 gross (1,888 net) acres. The acreage lies on the northwestern edge of the Midland Basin, defined as the Tatum Basin. Existing production is from three zones--the Bough C, Abo and San Andreas--at depths ranging from 9,500 to 10,000 feet. Proved reserves in Southeast New Mexico represent 5% of our total proved reserves as of December 31, 2001. Average daily production net to our interests for 2001 from our 7 gross (5.6 net) producing wells in this area was 63 Mcf of gas and 37 Bbls of oil.

         We have identified three locations with proved undeveloped reserves of 3,865 MMcfe as of December 31, 2001, which are planned for drilling after 2002 when we have completed planned drilling in East Texas and Kansas. If successful, each well could increase net production by approximately 1,729 Bbls of oil per day and 217 Mcf of gas per day. Third party drilling activity in the vicinity of our properties also suggests that deeper exploration may be warranted to the Atoka, Morrow and Devonian formations and we are considering 3D seismic evaluations of these formations.

RESERVES

         As of December 31, 2001, Sproule Associates Inc. estimates our proved reserves have increased to 92 Bcfe. An estimated 28 Bcfe is expected to be produced from existing wells and another 64 Bcfe or 69% of the proved reserves, is classified as proved undeveloped. All of our proved undeveloped reserves are on locations which are adjacent to wells productive in the same formations. As of December 31, 2001, we had interests in 140 producing wells, 130 of which we operate.

         No estimates of our proved reserves have been filed with or included in reports to any federal authority or agency since the beginning of the last fiscal year.

         The following table shows the estimated net quantities of our proved reserves as of the dates indicated and the Estimated Future Net Revenues and Present Values attributable to total proved reserves at such dates.

                                                             Years Ended December 31,
                                                   -----------------------------------------
                                                       1999          2000           2001
                                                   -----------   ------------   ------------
Proved Developed:
Gas (MMcf) ........................................     9,194        15,352         21,932
Oil (MBbls) .......................................     1,083         1,410          1,018
     Total (MMcfe).................................    15,692        23,811         28,040
Proved Undeveloped:
Gas (MMcf) ........................................    10,084        33,718         46,679
Oil (MBbls) .......................................       564         2,448          2,844
     Total (MMcfe).................................    13,468        48,406         63,740
Total Proved:
Gas (MMcf) ........................................    19,278        49,070         68,611
Oil (MBbls) .......................................     1,647         3,858          3,862
     Total (MMcfe).................................    29,160        72,218         91,781
Estimated Future Net Revenues /(1)/($000s).........   $50,052      $492,310       $155,678
Present Value/(1)/($000s) .........................   $30,523      $284,161       $ 70,952

--------------------------

/(1)/ The prices used in calculating Estimated Future Net Revenues and the Present Value are determined using prices as of period end. Estimated Future Net Revenues and the Present Value give no effect to federal or state income taxes attributable to estimated future net revenues. The standardized measure of discounted future net cash flows as of 1999, 2000 and 2001 was $22,903,000, $186,201,000 and $48,524,000, respectively.

         The significant increase in proved reserves from December 31, 2000 to December 31, 2001 resulted from the drilling and completion of ten wells in the Travis Peak, Pettit and Cotton Valley formations in East Texas which confirmed the presence of additional undeveloped reserves in these formations as well as additional geological and engineering evaluation of our property base.

         The Estimated Future Net Revenues and Present Value are highly sensitive to commodity price changes and commodity prices have recently been highly volatile. The prices used to calculate Estimated Future Net Revenues and Present Value of our proved reserves as of December 31, 2001 were $18.40 per barrel for oil and $2.57 per Mcf for gas (prices used for December 31, 2000 reserve estimation were $26.42 per barrel and $9.90 per MMbtu), adjusted for quality, contractual agreements, regional price variations and transportation and marketing fees. These period end prices are not necessarily the prices we expect to receive for our production but are required to be used for disclosure purposes by the SEC. We estimate that if all other factors (including the estimated quantities of economically recoverable reserves) were held constant, a $1.00 per Bbl change in oil prices and a $.10 per Mcf change in gas prices from those used in calculating the Present Value would change such Present Value by $1,971,000 and $3,643,000 respectively, as of December 31, 2001.

         Sproule Associates, Inc., our independent reserve engineers, prepared the estimates of proved reserves as of December 31, 2001 and 2000. Estimates of proved reserves for December 31, 1999 were prepared by Jon Stromberg, an independent petroleum engineer. In October 2000, Mr. Stromberg became our Vice President--Operations.

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

                                                                  Year ended December 31,
                                                    ----------------------------------------------------
                                                         1999                2000              2001
                                                    -------------       --------------     -------------
Property acquisition costs:
   Proved.................................         $    514,212         $    359,753      $  2,382,548
   Unproved...............................              199,860              335,259         2,488,614

Development costs.........................              490,587            1,379,531        19,270,480
                                                    -------------        -------------     -------------
        Total.............................         $  1,204,659         $  2,074,543      $ 24,141,642
                                                    =============        =============     =============

         We drilled or participated in the drilling of wells as set out in the table below for the periods indicated. We did not acquire any wells or conduct any exploratory drilling during these periods. You should not consider the results of prior acquisition and drilling activities as necessarily indicative of future performance, nor should you assume that there is necessarily any correlation between the number of productive wells acquired or drilled and the oil and gas reserves generated by those wells.

                                                          Year Ended December 31,
                             --------------------------------------------------------------------------------
                                        1999                     2000                         2001
                             ------------------------- -------------------------- ---------------------------
Development
wells:
 Gas....................          1           .8             1           1              10             10
 Oil....................          1           .8            --          --               1             .5
 Dry....................         --           --            --          --              --             --
   Total................     ----------- ------------   ----------- ------------   ------------ -------------
                                   2          1.6            1           1              11            10.5
                             =========== ============   =========== ============   ============ =============

         The following table shows our developed and undeveloped oil and gas lease and mineral acreage as of December 31, 2001. Excluded is acreage in which our interest is limited to royalty, overriding royalty and other similar interests.

                                                             Developed               Undeveloped
                                                      ------------------------ ------------------------
Location                                                 Gross         Net        Gross        Net
--------                                              ------------ ----------- ------------ -----------
                                                                      13,791
East Texas and Louisiana.......................           14,640           1        6,818      5,274
Western Kansas and Oklahoma....................           10,899       3,823           --         --
Central Kansas.................................            3,556       2,300           --         --
Southeast New Mexico...........................            1,760       1,571          317        317
                                                      ------------ ----------- ------------ -----------
      Total....................................           30,855      21,485        7,135      5,591
                                                      ============ =========== ============ ===========

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

PRODUCTIVE WELL SUMMARY

     The following table shows our ownership in productive wells as of December 31, 2001. Gross oil and gas wells include one well with multiple completions. Wells with multiple completions are counted only once for purposes of the following table.

PRODUCTIVE WELLS

                                                             Productive Wells
                                                           ---------------------
Type of Well                                                 Gross        Net
------------                                                 -----        ---
Gas....................................................       60         38.9
Oil....................................................       80         37.7
                                                           ----------  ---------
      Total............................................      140         76.6
                                                           ==========  =========

ITEM 3.       LEGAL PROCEEDINGS

      On March 1, 2001, Larry Miller and certain other parties filed an action in the United States District Court for the Eastern District of Texas, Marshall Division, against us and our President, Ken L. Kenworthy, Jr., alleging fraud and breach of implied contract and seeking damages relating to a claimed interest in an oil and gas well we drilled in Harrison County, Texas in 2000. The Plaintiff claims we permitted Downs No. 1 Well to cease producing and the relevant leases to expire and subsequently drilled another well in lieu of reworking or redrilling the well. The Plaintiffs claim they were entitled to an interest in the well and seek actual damages of $750,000, unspecified punitive damages and attorneys fees. We have denied these allegations and asserted that the old leases expired due to lack of production after numerous attempts were made to restore the well problem. We have also claimed that we purchased the leases in question out of the PPMI/ORMI bankruptcy proceeding free and clear of all unrecorded claims. In a related proceeding, on October 9, 2001, we filed a motion to reopen the bankruptcy proceeding and filed a notice of appeal on the denial of such motion on January 22, 2002. We moved to reopen the first proceeding in order to institute adversary proceedings seeking orders declaring that we purchased the oil and gas property that is at issue in this lawsuit free and clear of the interest claimed by the plaintiffs. We intend to vigorously defend this action and do not believe it will have any material adverse effect on our financial condition or results of operations.

      On December 13, 2001, we filed a lawsuit in the United States District Court for the Western District of Oklahoma against Nabors Drilling USA, alleging that Nabors made misrepresentations intended to induce GMX into entering into drilling contracts as well as alleging that Nabors breached those contracts by providing substandard drilling services. We terminated the contracts and are seeking damages in an amount representing specified excess cost and loss of profits occasioned by Nabors' acts, plus attorneys' fees. A counterclaim was filed on January 31, 2002 by Nabors claiming that we breached the drilling contracts by failing and/or refusing to pay the full amount of Nabors' outstanding invoices and prematurely terminating the drilling contracts. Nabors seeks damages of $8.9 million, consisting of $1.8 million in unpaid invoices and $7.1 million for contract termination fees, plus interest and attorneys' fees.

      In February 2002, Nabors filed materialmen's liens against seven wells asserting claims for amounts due for drilling services on these wells in the aggregate amount of $1.8 million and demanded payment by March 21, 2002. The Company intends to dispute these claims based on its position that Nabors' draw on a $1 million letter of credit to secure payment should have been applied to the unpaid invoices and that some of the amounts are not otherwise properly owing. Nabors has threatened to foreclose its lien if it is not paid, which if successful, could result in the Company losing all or a portion of its interest in these wells.

     This action is still in the preliminary stages. We intend to vigorously prosecute and defend this action, but the ultimate outcome is not determinable. If Nabors prevails in this litigation, it could have a material adverse effect on our financial condition, results of operations and prospects.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during the fourth quarter of 2001 to a vote of the shareholders.

                                    PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

     Until February 12, 2001, we had no publicly traded securities. In our initial public offering on February 12, 2001, we listed our units on the NASDAQ SmallCap Market under the symbol "GMXRU." On March 15, 2001, the units ceased trading as such and our common stock, Class A warrants and Class B warrants began trading separately. Effective June 22, 2001, we began trading on the NASDAQ National Market. The high and low bid prices for our securities as listed on the NASDAQ SmallCap Market or the NASDAQ National Market as applicable during the periods described below were as follows:

                                               High              Low
                                               ----              ---
February 12, 2001 to March 14, 2001
-----------------------------------
Units..................................    $ 8.625            $ 7.125
March 15, 2001 to March 31, 2001
--------------------------------
Common Stock...........................    $ 5.813            $ 3.375
Class A warrants.......................      1.625              1.063
Class B warrants.......................      1.625              1.000
April 1, 2001 to June 22, 2001
------------------------------
Common Stock...........................    $12.600            $ 5.250
Class A warrants.......................      4.400              1.313
Class B warrants.......................      4.350              1.200
June 22, 2001 to June 30, 2001
------------------------------
Common Stock...........................    $12.100            $10.250
Class A warrants.......................      4.350              3.180
Class B warrants.......................      4.000              2.900

July 1, 2001 to September 30, 2001
----------------------------------
Common Stock...........................    $10.700            $ 4.000
Class A warrants.......................      3.350              1.150
Class B warrants.......................      3.000              0.940
October 1, 2001 to December 31, 2001
------------------------------------
Common Stock...........................    $ 6.250            $ 3.780
Class A warrants.......................      2.150              0.700
Class B warrants.......................      1.540              0.510

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

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SELECTED FINANCIAL DATA

     The following table presents a summary of our financial information for the periods indicated. It should be read in conjunction with our consolidated financial statements and related notes (beginning on page F-1 at the end of this report) and the discussion below.

                                                                           Years Ended December 31,
                                                      ---------------------------------------------------------------------
                                                           1998/(1)/         1999             2000              2001
                                                      ---------------   --------------   --------------   -----------------
Statement of Operations Data:
Oil and gas sales..................................  $     1,794,513   $    2,122,770   $    4,153,934   $       5,898,003
Interest and other income..........................           33,404           38,915           37,378             554,296
                                                      ---------------   --------------   --------------   -----------------
   Total revenues..................................        1,827,917        2,161,685        4,191,312           6,452,299
                                                      ---------------   --------------   --------------   -----------------
Lease operations...................................          924,246          960,489        1,207,095           1,604,559
Production and severance taxes.....................          121,705          114,294          260,064             338,637
General and administrative.........................          226,313          368,824          578,641           1,855,736
Depreciation, depletion and amortization...........          426,562          424,509          420,488           1,026,498
Interest...........................................          426,709          498,199          664,713             359,118
                                                      ---------------   --------------   --------------   -----------------
   Total expenses..................................  $     2,125,535   $    2,366,315   $    3,131,001   $       5,184,548
                                                      ---------------   --------------   --------------   -----------------
Income (loss) before income taxes..................         (297,618)        (204,630)       1,060,311           1,267,751
Income taxes.......................................               --               --           52,000             211,000
                                                      ---------------   --------------   --------------   -----------------
Net income (loss)..................................  $      (297,618)  $     (204,630)  $    1,008,311   $       1,056,751
                                                      ===============   ==============   ==============   =================
Net income (loss) applicable to common shares......  $      (478,368)  $     (373,193)  $      875,810   $       1,056,751
                                                      ===============   ==============   ==============   =================
Net income (loss) per share - basic ...............  $          (.22)  $         (.23)  $          .48   $             .21
                                                      ===============   ==============   ==============   =================
Net income (loss) per share - diluted .............  $          (.22)  $         (.23)  $          .29   $             .20
                                                      ===============   ==============   ==============   =================
Weighted average common shares - basic.............        2,176,500        1,632,375        1,822,926           5,148,493
                                                      ===============   ==============   ==============   =================
Weighted average common shares - diluted...........        2,176,500        1,632,375        3,469,326           5,179,693
                                                      ===============   ==============   ==============   =================
Statement of Cash Flows Data:
Net cash provided by operating activities..........  $       197,231   $      618,759   $    1,394,168   $       8,016,600
Net cash used in investing activities..............       (6,720,450)        (685,060)      (2,177,335)        (26,700,785)
Net cash provided by financing activities..........        6,633,001          491,724          277,997          18,657,867

Balance Sheet Data (at end of period):
Oil and gas properties, net........................  $     6,870,847   $    7,140,790   $    8,862,690   $      32,148,615
Total assets.......................................        8,003,667        8,973,163       10,970,282          36,719,674
Long-term debt, including current portion..........        5,677,348        6,181,813        7,573,864           6,280,000
Shareholders' equity...............................        1,702,382        1,117,483        1,899,793          22,474,563

Other Data:
EBITDA/(2)/........................................  $       555,653   $      718,078   $    2,145,512   $       2,653,367

-------------------------
/(1)/The Company began operations on January 23, 1998. As such, the 1998 period reflects activity from inception date to December 31, 1998.

/(2)/EBITDA is defined as income (loss) before interest, income taxes, depreciation, depletion and amortization costs. We believe that EBITDA is a financial measure commonly used in the oil and gas industry, and we use it, and expect investors to use it, as an indicator of a company's ability to service and incur debt or fund capital expenditures. One of our debt covenants uses a measure similar to EBITDA. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with accounting principles generally accepted in the United States of America, or as a measure of a company's profitability or liquidity. EBITDA measures as presented may not be comparable to other similarly titled measures of other companies.

SUMMARY OPERATING AND RESERVE DATA

     The following table presents an unaudited summary of certain operating and oil and gas reserve data for the periods indicated.

                                                                         Years Ended December 31,
                                                          -----------------------------------------------------
                                                             1998          1999          2000           2001
                                                          ----------    ---------     ----------    -----------
Production:
Oil production (MBbls)..................................       75            71           75            81
Natural gas production (MMcf)...........................      442           443          719         1,294
Equivalent production (MMcfe)...........................      892           869         1158         1,778

Average Sales Price:
Oil price (per Bbl)..................................... $  12.67      $  16.73      $ 21.33/(1)/ $  24.86/(1)/
Natural gas price (per Mcf).............................     1.91          2.09         3.57          3.01/(1)/
                                                          ----------    ---------     ----------    -----------

Average sales price (per Mcfe).......................... $   2.01      $   2.43      $  3.59      $   3.33

Operating and Overhead Costs (per Mcfe):
Lease operating expenses................................     1.03      $   1.11      $  1.04      $    .90
Production and severance taxes..........................      .14           .13          .36           .19
General and administrative..............................      .25           .42          .50          1.05
                                                          ----------    ---------     ----------    -----------
      Total............................................. $   1.42      $   1.66      $  1.77      $   2.14
                                                          ----------    ---------     ----------    -----------
Cash Operating Margin (per Mcfe)........................ $    .59           .77      $  1.82      $   1.19

Other (per Mcfe):
Depreciation, depletion and amortization - oil and gas
production.............................................. $    .43      $    .43      $   .36      $    .58

Estimated Net Proved Reserves (as of the respective
   period-end):
Natural gas (Bcf).......................................     17.3          19.3         49.1          68.6
Oil (MMbls).............................................      1.9           1.6          3.9           3.9
Total (Bcfe)............................................     28.7          29.2         72.5          91.8
Reserve Life (in years)/(2)/............................      9.1          14.1         15.8          12.8
Estimated Future Net Revenues ($MM)/(2)//(3)/...........     33.4          50.1        492.3         155.7
Present Value ($MM)/(2)//(3)/...........................     25.3          30.5        284.2          71.0
Standardized measure of discounted future net cash flows     19.2          22.9        186.3          48.5
($mm)/(4)/

-------------------------
/(1)/ Net of results of (i) hedging activities which reduced the average oil price in 2000 by $8.91 per Bbl and increased the average oil price in 2001 by $.95 per Bbl and (ii) gas hedging activities which reduced the average gas price in 2001 by $.14 per Mcf.

/(2)/ See "Item 1 - Certain Technical Terms."

/(3)/ The prices used in calculating Estimated Future Net Revenues and the Present Value are determined using prices as of period end. Estimated Future Net Revenues and the Present Value give no effect to federal or state income taxes attributable to estimated future net revenues. See "Item 2 - Reserves."

/(4)/ The standardized measure of discounted future net cash flows gives effect to federal and state income taxes attributable to estimated future net revenues.

CRITICAL ACCOUNTING POLICIES

     In December 2001, the Securities and Exchange Commission encouraged public companies to include in their annual report information on critical accounting policies. These policies have been defined as those that are very important to the portrayal of the Company's financial condition and results, and require management's most difficult, subjective or complex judgments.

     Below is what GMX believes is its critical accounting policy.

FULL COST CALCULATIONS

     GMX follows the full cost method of accounting for its oil and natural gas properties. The full cost method subjects companies to quarterly calculations of a "ceiling", or limitation on the amount of properties that can be capitalized on the balance sheet. If GMX's capitalized costs are in excess of the calculated ceiling, the excess must be written off as an expense.

     GMX's discounted present value of estimated future net revenues from its proved oil and natural gas reserves is a major component of the ceiling calculation, and represents the component that requires the most subjective judgments. Estimates of reserves are forecasts based on engineering data, projected future rates of production and the timing of future expenditures. The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. All of GMX's reserve estimates are prepared by Sproule Associates, Inc.

     The passage of time provides more qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. There can be no assurance that significant revisions will not be necessary in the future. If future significant revisions are necessary that reduce previously estimated reserve quantities, it could result in a full cost property writedown. In addition to the impact of the estimates of proved reserves on the calculation of the ceiling, estimates of proved reserves are also a significant component of the calculation of the full cost pool amortization.

     While the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas reserves that are included in the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that prices and costs in effect as of the last day of the period are generally held constant indefinitely. Therefore, the future net revenues associated with the estimated proved reserves are not based on GMX's assessment of future prices or costs, but rather are based on such prices and costs in effect as of the end of each quarter when the ceiling calculation is performed.

     Because the ceiling calculation dictates that prices in effect as of the last day of the applicable quarter are held constant indefinitely, the resulting value is not indicative of the true fair value of the reserves. Oil and natural gas prices have historically been cyclical and, on any particular day at the end of a quarter, can be either substantially higher or lower than GMX's long-term price forecast that is a barometer for true fair value. Therefore, oil and natural gas property writedowns that result from applying the full cost ceiling limitation, and that are caused by fluctuations in price as opposed to reductions in the underlying quantities of reserves, should not be viewed as absolute indicators of a reduction of the ultimate value of the related reserves.

     There is an acceptable alternative method for accounting for oil and gas properties under generally accepted accounting principles which is referred to as the "successful efforts" method of accounting. Under this method, costs associated with unsuccessful exploratory drilling efforts are immediately expensed, and costs for successful exploratory wells and all development costs are capitalized and amortized over the future production period on a field by field basis. Properties are also tested at the end of each accounting period for impairment on a field by field basis using a method similar to the calculation of the full cost ceiling limitation. We have selected the full-cost method of accounting as opposed to the successful efforts method because we believe that the full-cost method fully measures the complete costs associated with the acquisition, exploration, exploitation, and development of oil and gas properties, particularly the capitalization of general and administrative costs directly related to our drilling efforts. While we have not historically drilled exploratory wells, we may do so in the future. We consider that the costs of drilling unsuccessful exploratory wells would be a part of our overall costs to find and develop reserves, so the use of the full-cost method is consistent with how we would evaluate our results.

RESULTS OF OPERATIONS--YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

             Oil and Gas Sales. Oil and gas sales increased in 2001 as a result of an increase in production. Gas production increased to 1294 MMcf compared to 719 MMcf for the year of 2000, an increase of 80%. Increased production in the year of 2001 resulted from new production from wells drilled in 2001. Oil production for 2001 was 81 MMbls compared to 75 MMbls in the year of 2000, an increase of 8%. The average prices per barrel of oil and mcf of gas received in 2001 were $24.86 and $3.01, respectively, compared to $21.33 and $3.57 in the year of 2000. During the year of 2000, the company hedged 60,000 Bbls of oil through price swap agreements with a fixed price of $20.25 per bbl. The price swap agreements reduced sales revenues in 2000 by $596,970. During the year 2001, the company hedged 80,000 mcf of gas through price swap agreements with a fixed price of $4.70 per mcf. The effects of these price swap agreements reduced sales revenues for 2001 by $179,865.

             Lease Operations. Lease operations expense increased $397,464 in the year of 2001 to $1,604,559, a 33% increase compared to 2000. Increased expense resulted from additional producing wells. Lease operations expense on an equivalent unit of production basis was $.90 per Mcfe in 2001 compared to $1.04 per Mcfe for 2000. This decrease resulted from an increase in production.

             Production and Severance Taxes. Production and severance taxes increased 30% to $338,637 in the year of 2001 compared to $260,063 in the year of 2000. Production and severance taxes are assessed on the value of the oil and gas produced. As a result, the increase resulted primarily from increased oil and gas sales as described above.

             Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $606,010 to $1,026,498 in the year 2001, up 144% from the year of 2000. This increase is due primarily to higher production levels along with an increase in the depletion rate for 2001. The oil and gas depreciation, depletion and amortization rate per equivalent unit of production was $.58 per Mcfe in 2001 compared to $.30 per Mcfe in 2000. The depletion rate increased primarily from the effects of wells completed during 2001 that increased reserves.

             Interest. Interest expense for the year 2001 was $359,118 compared to $664,713 for the year of 2000. This decrease is primarily attributable to the decrease in the average long term debt balance outstanding during 2001, coupled with the decline in the average interest rates.

             General and Administrative Expense. General and administrative expense for the year 2001 was $1,855,736 compared to $578,641 for the year of 2000, an increase of 221%. This increase was the result of an increase in salaries of $423,001, investor relations expense of $305,280, legal and professional of $190,026, and an increase in other general and administrative expenses of $358,788. The salary increase was a result of an increase in administrative salaries due to the addition of administrative personnel. Investor relations and a portion of legal and professional increases resulted from the Company being a public company in 2001. The remainder of legal and professional cost increases resulted from various litigation matters. General and administrative expense per equivalent unit of production was $1.05 per Mcfe for 2001 compared to $.50 per Mcfe for the comparable period in 2000. We expect general and administrative expense to decline on a unit of production basis as our production increases.

             Income Taxes. Income tax expense for year of 2001 was $211,000 compared to $52,000 for 2000. This increase resulted from increased net income in 2001 compared to 2000. Additionally, permanent differences associated with statutory depletion deduction in excess of cost depletion reduced the Company's effective tax rate from an expected statutory rate of 38% to our effective tax rate of 17%.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

             Oil and Gas Sales. Oil and gas sales in the year ended December 31, 2000 increased 96% to $4,153,934 compared to the year ended December 31, 1999, due to increased prices for oil and gas, which accounted for 48% of the increase, and increased production of gas and oil, which accounted for 52% of the increase. The average price per barrel of oil and mcf of gas received in 2000 was $21.33 and $3.57, respectively, compared to $16.73 and $2.09 in the year of 1999. During 2000, the company hedged 60,000 Bbls of oil through price swap agreements with a fixed price of $20.25 per bbl. The price swap agreements reduced sales by $596,970. Oil production for 2000 was approximately the same as production for the prior year. Gas production increased to 710 MMcf compared to 443 MMcf for the year of 1999, an increase of 60%. Increased production in 2000 resulted from new production and the reworking of certain wells.

             Lease Operations. Lease operations expense increased $246,600 in 2000 to $1,207,095, a 26% increase compared to 1999. Increased expense resulted from additional wells that were recompleted or drilled. Lease operations expense on an equivalent unit of production basis was $1.04 per Mcfe in 2000 compared to $1.11 per Mcfe for 1999. This decrease resulted from an increase in production.

             Production and Severance Taxes. Production and severance taxes increased 128% to $260,063 in 2000 compared to $114,294 in 1999. Production and severance taxes are assessed on the value of the oil and gas produced. As a result, the increase resulted primarily from increased oil and gas sales as described above.

             Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased $4,021 to $420,488 in 2000, down 1% from 1999. This decrease is due primarily to a decrease in the depletion rate for 2000 largely offset by higher production levels. The oil and gas depreciation, depletion and amortization rate per equivalent unit of production was $.30 per Mcfe in 2000 compared to $.43 per Mcfe in 1999.

             Interest. Interest expense for the year 2000 was $664,713 compared to $498,199 for the year of 1999. This increase is primarily attributable to higher average long term debt balances outstanding during 2000 as well as an increase in interest rates.

             General And Administrative Expense. General and administrative expense for 2000 was $578,641 compared to $368,824 for 1999, an increase of 57%. This increase of $209,817 was the result of an increase in salaries of $76,988 and an increase in other general and administrative expense of $45,259. The salary increase was a result of an increase in administrative salaries of $143,496 with the addition of administrative personnel but a decrease in operations salaries of $66,508 as a result of a reduction in operations personnel. General and administrative expense per equivalent unit of production was $.50 per Mcfe for the 2000 period compared to $.42 per Mcfe for the comparable period in 1999.

             Income Taxes. Income tax expense for year of 2000 was $52,000. This increase resulted from company net income in 2000 exceeding prior year cumulative losses.

CAPITAL RESOURCES AND LIQUIDITY

         Our business is capital intensive. Our ability to grow our reserve base is dependent upon our ability to obtain outside capital and generate cash flows from operating activities to fund our investment activities. Our cash flows from operating activities are substantially dependent upon oil and gas prices and significant decreases in market prices of oil or gas could result in reductions of cash flow and affect the amount of our capital investment. Cash flows from financing activities are also a significant source of funding. Prior to the completion of our public offerings in February 2001 and July 2001, we had relied heavily upon the availability under our revolving bank credit facility and from drilling advances from outside investors.

         On February 12, 2001, we completed our initial public offering of 1,250,000 units with net proceeds of approximately $8.5 million. In July, 2001, we sold an additional 2,300,000 common shares at a price of $5.50 per share through a secondary public offering with net proceeds of approximately $11.3 million. As of December 31, 2001, these proceeds have been fully used, primarily for development drilling. As a result of uncertainties relating to pending litigation with a former drilling contractor, we are unable to obtain additional advances to drill or for other purposes and are in default under the terms of our credit facility. Due to these liquidity considerations, our independent auditor has qualified its audit opinion on our 2001 financial statements due to uncertainties about our ability to continue as a going concern. See "Liquidity and Financing Considerations."

CASH FLOW--YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         In the year ended December 31, 2001 and 2000, we spent $26,700,785 and $2,177,335, respectively, in oil and gas acquisitions and development activities. These investments were funded for the year ended December 31, 2001 by proceeds of our public offerings and $8,016,600 of net cash provided by operations. EBITDA in the year ended December 31, 2001 was $2,653,367 compared to $2,145,512 in 2000, an increase of 24%. This increase resulted primarily from increases in production and oil and gas prices. EBITDA is defined as income
(loss) before interest, income taxes, depreciation, depletion and amortization. We believe that EBITDA is a financial measure commonly used in the oil and gas industry and we use it and expect investors to use it as an indicator of a company's ability to service and incur debt. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with accounting principles generally accepted in the United States of America, or as a measure of a company's profitability or liquidity. EBITDA measures as presented may not be comparable to other similarly titled measures of other companies.

CASH FLOW--2000 COMPARED TO 1999

         In 2000 we expended $2,177,335 in investing activities compared to $685,060 in 1999. The 1999 year included a $199,860 in acquisition costs of properties, and $582,047 of development costs. Net cash provided by operating activities in 1999 was $618,759 compared to $1,394,168 in 2000, reflecting significantly increased oil and gas sales. Financing activities provided $491,724 in cash flow in 1999, including approximately $690,604 in net borrowings and $220,785 in drilling advances, after repurchase of stock from a former shareholder in the amount of $399,110. Financing activities provided $277,997 in 2000.

         EBITDA in 1999 was $718,078 compared to $2,145,512 in 2000, primarily reflecting increased production and oil and gas prices.

CREDIT FACILITY

         On October 31, 2000, we entered into a secured credit facility provided by Local Oklahoma Bank, N.A., which replaced our prior credit facility. The new credit facility provides for a line of credit of up to $15 million (the "Commitment"), subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves which is reduced monthly to account for production ("Borrowing Base"). The amount of credit available to us at any one time under this credit facility is the lesser of the Borrowing Base or the amount of the Commitment. The amount of this Borrowing Base was initially $7.25 million at October 31, 2000.

         Effective December 17, 2001, as a result of a review of our proved reserves, the Borrowing Base was increased to $10 million, making an additional $3.7 million available for borrowing to pursue our development plan. As of December 31, 2001, we had $6.3 million outstanding under the facility. We borrowed the additional $3.7 million subsequent to year end and had $10 million outstanding at March 31, 2002.

         Borrowings bear interest at the prime rate. The credit facility requires payment of an annual facility fee equal to 1 /2 % on the unused amount of the Borrowing Base. We are obligated to make principal payments if the amount outstanding would exceed the Borrowing Base. Borrowings under the credit agreement are secured by substantially all of our oil and gas properties. The credit facility contains various affirmative and restrictive covenants. The material covenants, which must be satisfied unless the lender otherwise agrees:

   . Require us to maintain an adjusted current ratio as defined in the credit facility of 1 to 1.

   . Require us to maintain a quarterly debt service coverage ratio of at least 1.1 to 1. The debt service coverage ratio is defined in the credit facility generally as net income plus depreciation, depletion and amortization plus interest expense divided by quarterly principal reduction requirements plus interest.

   . Require us to maintain a ratio of indebtedness to tangible net worth of not more than 1.5 to 1.

   .            Prohibit any liens or any other debt in excess of $100,000.

   .            Prohibit sales of assets more than $100,000.

   .            Prohibit payment of dividends or repurchases of stock.

   . Prohibit mergers or consolidations with other entities without being the controlling entity.

   .            Prohibit material changes in management.

         We are in default of the adjusted current ratio and debt service coverage covenants as of December 31, 2001. Subsequent to December 31, 2001, as described under "Legal Proceedings", Nabors Drilling filed liens against certain properties in East Texas which also constituted an event of default. As a result of these defaults which have not been waived as of April 15, 2002, the liability owed to the bank under the credit facility has been classified as current liability as of December 31, 2001. As of April 15, 2002, the bank had not demanded repayment of this borrowing.

WORKING CAPITAL

         At December 31, 2001, we had a working capital deficit of $12,020,568. On a pro forma basis if our bank debt were not in default, our working capital deficit as of December 31, 2001 would have been $5,744,568. Total long-term debt outstanding at December 31, 2001 was $6.3 million, representing 22% of our total capitalization.

SHAREHOLDER LOANS

         Prior to the closing of the February 12, 2001 initial public offering, Ken L. Kenworthy, Jr. had two loans outstanding to the company in the aggregate amount of $427,500 which were originated in 1999 in order to fund a purchase of stock from a former shareholder and provide working capital. These loans bore interest at a rate approximating the prime rate and were repaid in February 2001 with the proceeds of the initial public offering.

COMMITMENTS AND CAPITAL EXPENDITURES

         Other than obligations under our credit facility, our commitments for capital expenditures relate to planned development of oil and gas properties. Except as described below with respect to our former drilling contract with Nabors, we have not entered into drilling or development commitments until such time as a source of funding for such commitments is known to be available, either through financing proceeds, internal cash flow, additional funding under our bank credit facility or working capital. See "Legal Proceedings".

         On May 29, 2001, we entered into a drilling contract with Nabors Drilling USA LP, obligating us to use two 10,000 foot drilling rigs and crews on a continuous basis for a period of two years at a cost of $14,000 per day per rig described under "Legal Proceedings". We terminated this contract on December 3, 2001 and have instituted litigation against Nabors for damages. Nabors has asserted counterclaims for approximately $9 million in damages. The outcome of this litigation is uncertain.

         During 2001, we drilled and completed 10 wells in East Texas using the proceeds from our public offerings and borrowings under our credit facility. These wells were drilled to depths ranging from 6,000 to 8,500 feet. Costs on these wells varied from $1.2 million to $2.8 million depending on the numbers of producing zones completed in each well. Additional sources of financing will likely be necessary in 2002 to continue this drilling plan which could be provided by additional borrowings, sales of equity securities or through joint venture or similar arrangements with industry partners. We are exploring various alternative financing sources. Until such financing is available, our drilling activities will be significantly curtailed.

LIQUIDITY AND FINANCING CONSIDERATIONS

         As described elsewhere herein, we are currently in default under our bank credit facility, primarily due to uncertainties associated with the pending litigation with Nabors which in turn has resulted in a going concern qualification in our auditors' report on our 2001 financial statements. The bank had not demanded payment as of April 15, 2002. We have in the past and may in the future continue to pursue a consensual resolution of our disputes with Nabors, but it is impossible to determine whether a mutually satisfactory agreement can be reached. In the absence of such an agreement, we will continue the litigation with Nabors and we will pursue alternative sources of financing including joint ventures, property sales or other sources of financing to provide funding for our drilling program. We have initiated a process to potentially sell a portion of our proved producing and proved undeveloped reserves. We will also pursue additional debt and equity financings to complement our expected continued positive cash flow in order to reduce past due accounts payable and continue our drilling program. We may also enter into development arrangements with other industry participants to fund development of our properties. These arrangements would reduce or eliminate our capital costs and our interest in any future revenues. We believe our assets, including all of our reserves, have values sufficient to meet all of our liabilities, including our bank debt and contingencies related to Nabors. We expect that our current cash flow, depending on oil and gas prices, will be sufficient to meet current operating expenses pending resolution. However, until all of these uncertainties are resolved, we will not be able to pursue any further drilling and our financial condition and liquidity will remain uncertain.

PRICE RISK MANAGEMENT

         We have entered into, and expect to periodically enter into, financial price risk management activities with respect to a portion of projected oil and gas production through financial price swaps whereby we receive a fixed price for our production and pay a variable market price to the contract counterparty. These activities are intended to reduce our exposure to oil and gas price fluctuations. We may enter into these instruments when we believe forward market conditions are relatively favorable, but we do not expect to manage at any time more than 50% of our total production. The gains and losses realized as a result of these activities are substantially offset in the cash market when the commodity is delivered. During 2000, we hedged 5,000 barrels per month of oil at a fixed price of $20.25 per barrel, representing approximately 80 % of our monthly oil production and approximately 30% of our total production. This hedge reduced our average oil price for 2001 from $29.24 to $21.33 per Bbl. For the year ended December 31, 2000, we hedged 20,000 MMBtu of natural gas per month at a fixed price of $4.70 per MMBtu. These arrangements hedge approximately 34% of our estimated monthly gas production based on our December 31, 2000 reserve report. We settled an oil price swap agreement covering the first six months of 2001 in December 2000 for a gain of $76,334 which was amortized into income during 2001 over the original term of the oil price swap agreement. For 2002, we have entered into price swap agreements for 50,000 and 40,000 MMBtu of natural gas per month at a fixed price of $2.66 and $2.67 per MMBtu, respectively. These arrangements manage approximately 52% of our estimated monthly gas production based on our December 31, 2001 reserve report.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

         In July 2001, the Financial Accounting Standards Board issued new pronouncements: SFAS 141, "Business Combinations;" SFAS 142, "Goodwill and Other Intangible Assets;" and SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 141, which requires the purchase method of accounting for all business combinations, applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 141 will not apply to the Company unless it enters into a future business combination. SFAS 142 requires that goodwill as well as other intangible assets be tested annually for impairment. In addition, the Statement eliminates the current requirement to amortize goodwill or intangible assets with indeterminate lives. The Company adopted SFAS 142 on January 1, 2002. As of that date, the Company did not have any recorded goodwill or intangible assets. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 to materially impact its reported results.

         SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144) was effective for the Company for the fiscal year beginning January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the effects of Disposal of a Segment of a Business." SFAS 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of the standard did not have a material impact on its financial statements.

FORWARD-LOOKING STATEMENTS

         All statements made in this document and accompanying supplements other than purely historical information are "forward looking statements" within the meaning of the federal securities laws. These statements reflect expectations and are based on historical operating trends, proved reserve positions and other currently available information. Forward looking statements include statements regarding future plans and objectives, future exploration and development expenditures and number and location of planned wells and statements regarding the quality of our properties and potential reserve and production levels. These statements may be preceded or followed by or otherwise include the words "believes," "expects," "anticipates," "intends," "plans," "estimates," "projects" or similar expressions or statements that events "will" or "may" occur. Except as otherwise specifically indicated, these statements assume that no significant changes will occur in the operating environment for oil and gas properties and that there will be no material acquisitions or divestitures except as otherwise described.

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

RISK FACTORS RELATED TO GMX

There are substantial uncertainties about our current financial condition which curtail our ability to conduct further drilling and may affect our ability to continue as a going concern.

         As discussed above, we are in default on our bank debt as a result of uncertainties arising from litigation and our ability to continue as a going concern due to liquidity considerations is uncertain. In the absence of asset sales or other sources of financing, we are unable to pay our bank debt. In addition, we do not have the financial resources to pursue further drilling. Until these uncertainties are resolved, our ability to implement our business plan will be materially adversely affected and our financial condition will be impaired.

There is litigation pending that may have a material adverse effect on the Company if adversely determined.

         There is a legal proceeding pending in the United States District Court for the Eastern District of Texas, against us and our President, Ken L. Kenworthy, Jr., alleging fraud and breach of implied contract and seeking damages relating to a claimed interest in a Harrison County oil and gas well. In a related proceeding, we filed a motion to reopen the PPMI/ORMI bankruptcy proceeding to institute adversary proceedings seeking orders declaring that we purchased the oil and gas property that is at issue free and clear of the interest claimed by the plaintiffs. The motion was denied and we have filed a notice of appeal on the denial.

         We have also filed a lawsuit in the United States District Court for the Western District of Oklahoma against Nabors Drilling USA relating to the drilling contracts between us and Nabors. Nabors has filed a counterclaim against us. If these actions are adversely determined, they could have a material adverse effect on the Company. See "Item 3. Legal Proceedings".

Our drilling program in the Cotton Valley formation in east Texas relies heavily on preliminary drilling results from wells drilled in 2001.

         Our current drilling plan relies heavily on the successful development of the Pettit, Travis Peak and Cotton Valley formations in our East Texas properties. As of December 31, 2001, we have successfully drilled 10 wells which indicate the presence of proved reserves in these formations. Although we have established regular production from these wells, as of December 31, 2001, this production history is limited. More significant production history is necessary to fully evaluate the reserve potential of these wells. There is no assurance that the additional wells we drill in these formations will encounter commercially productive reservoirs. Our future performance will be affected by the results of our Pettit, Travis Peak and Cotton Valley drilling.

Our principal shareholders own a significant amount of common stock, giving them control over corporate transactions and other matters.

         Ken L. Kenworthy, Jr. and Ken L. Kenworthy, Sr. beneficially own approximately 31% and 15% respectively, of our outstanding common stock. These shareholders, acting together, will be able to control the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our certificate of incorporation or bylaws and the approval of mergers and other significant corporate transactions. This concentrated ownership makes it unlikely that any other holder or group of holders of common stock will be able to affect the way we are managed or the direction of our business. These factors may also delay or prevent a change in the management or voting control of GMX.

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

We have limited operating history.

         We were organized in 1998 and have been in operation for less than four years. Our limited operating history may not be indicative of our future prospects. We face all of the risks inherent in a new business, including:

       . the risk that we will be unable to implement our business plan and achieve our expected financial results;

       . the risk that we will be unable to manage growth in our operations by adding personnel, systems and practices necessary to operate a larger business; and

       . the risk that, as a small business, we will be subject to market, environmental, regulatory and other developments that we cannot either foresee or control as well as can larger or more established businesses.

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

         To reduce our exposure to fluctuations in the prices of oil and natural gas, we have in the past, and may in the future, enter into hedging arrangements. Hedging arrangements expose us to risk of financial loss in some circumstances, including the following:

         . production is less than expected;

         . the counter-party to the hedging contract defaults on its contact obligations; or

         . there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

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

         Our future financial condition and results of operations are dependent upon the prices we receive for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future. This price volatility also affects our common stock price. In 2000, we received gas and oil prices at the wellhead ranging from $1.44 to $5.99 per Mcf and $23.73 to $25.35 per Bbl. In 2001, we received gas and oil prices ranging from $2.22 to $9.48 per Mcf and $17.88 to $29.18 per Bbl. We cannot predict oil and natural gas prices and prices may decline in the future. The following factors have an influence on oil and natural gas prices:

         . relatively minor changes in the supply of and demand for oil and natural gas;

         . storage availability;

         . weather conditions;

         . market uncertainty;

         . domestic and foreign governmental regulations;.

         . the availability and cost of alternative fuel sources;

         . the domestic and foreign supply of oil and natural gas;

         . the price of foreign oil and natural gas;

         . political conditions in oil and natural gas producing regions, including the Middle East; and

         . overall economic conditions.

We may encounter difficulty in obtaining equipment and services.

         Higher oil and gas prices and increased oil and gas drilling activity, such as those we experienced in 2000, generally stimulate increased demand and result in increased prices and unavailability for drilling rigs, crews, associated supplies, equipment and services. While we are currently experiencing no difficulty obtaining drilling rigs, crews, associated supplies, equipment and services because of a recent decrease in prices and in activity, such difficulty could occur in the future. These shortages could also result in increased costs, delays in timing of anticipated development or cause interests in oil and gas leases to lapse. We cannot be certain that we will be able to implement our drilling plans or at costs that will be as estimated or acceptable to us.

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

         The full cost method of accounting, which we follow, requires that we periodically compare the net book value of our oil and gas properties, less related deferred income taxes, to a calculated "ceiling." The ceiling is the estimated after-tax present value of the future net revenues from proved reserves using a 10% annual discount rate and using constant prices and costs. Any excess of net book value of oil and gas properties is written off as an expense and may not be reversed in subsequent periods even though higher oil and gas prices may have increased the ceiling in these future periods. A write-off constitutes a charge to earnings and reduces shareholders' equity, but does not impact our cash flows from operating activities. Future write-offs may occur which would have a material adverse effect on our net income in the period taken, but would not affect our cash flows. Even though such write-offs do not affect cash flow, they can be expected to have an adverse effect on the price of our publicly traded securities.

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

         Our operations involve operational risks and uncertainties associated with drilling for, and production and transportation of, oil and natural gas, all of which can affect our operating results. Our operations may be materially curtailed, delayed or canceled as a result of numerous factors, including:

         . the presence of unanticipated pressure or irregularities in formations;

         . accidents;

         . title problems;

         . weather conditions;

         . compliance with governmental requirements; and

         . shortages or delays in the delivery of equipment.
           Also, our ability to market oil and natural gas production depends upon numerous factors, many of which are beyond our control, including:

         . capacity and availability of oil and natural gas systems and pipelines;

         . effect of federal and state production and transportation regulations; and

         . changes in supply of and demand for oil and natural gas.

We do not insure against all potential losses and could be materially impacted by uninsured losses.

         Our operations are subject to the risks inherent in the oil and natural gas industry, including the risks of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental accidents, such as oil spills, gas leaks, salt water spills and leaks, ruptures or discharges of toxic gases. If any of these risks occur in our operations, we could experience substantial losses due to:

         . injury or loss of life;

         . severe damage to or destruction of property, natural resources and equipment;

         . pollution or other environmental damage;

         . clean-up responsibilities;

         . regulatory investigation and penalties; and

         . other losses resulting in suspension of our operations.

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

         In the event of a release of oil, gas or other pollutants from our operations into the environment, we could incur liability for personal injuries, property damage, cleanup costs and governmental fines. We could potentially discharge these materials into the environment in any of the following ways:

         . from a well or drilling equipment at a drill site;

         . leakage from gathering systems, pipelines, transportation facilities and storage tanks;

         . damage to oil and natural gas wells resulting from accidents during normal operations; and

         . blowouts, cratering and explosions.

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

         Not applicable.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required under item 9 will be contained in our definitive proxy statement for the 2002 Annual Meeting of Shareholders and is incorporated by reference. The proxy statement will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 2001.

ITEM 10.      EXECUTIVE COMPENSATION

         The information required under item 10 will be contained in the proxy statement for the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND
              MANAGEMENT.

         The information required under item 11 will be contained in the proxy statement for the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required under item 12 will be contained in the proxy statement for the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this report:

         1.Exhibits: The following documents are filed as exhibits to this report, all of which have been previously filed and are incorporated by reference.

         Exhibit
         No.                Description of Exhibit
         -----------------------------------------------------------------------

         3.1 Amended and Restated Certificate of Incorporation of GMX RESOURCES INC. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, File No. 333-49328)
         3.2        Bylaws of GMX RESOURCES INC. (Incorporated by reference to
                    Exhibit 3.2 to the Registration Statement on Form SB-2, File No. 333-49328)
         4.1 Warrant Agreement with form of Warrant for the February 12, 2001 Public Offering (Incorporated by reference to Exhibit
                    4.1 to the Registration Statement on Form SB-2, File No. 333-49328)
         4.2 Form of Underwriters' Warrant for the February 12, 2001 Public Offering (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form SB-2, File No. 333-49328)
         4.3        Form of Lock-up Agreement (Incorporated by reference to
                    Exhibit 4.3 to the Registration Statement on Form SB-2, File No. 333-49328)
         4.4 Form of Underwriters' Warrant for the July 17, 2001 Secondary Offering (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form SB-2, File No. 333-65436)
         10.1* Letter Agreement between GMX and Jon Stromberg relating to issuance of 6,754 shares of GMX common stock (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form SB-2, File No. 333-49328)
         10.2* Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form SB-2, File No. 333-49328)

         10.3 Restated Credit Agreement dated October 31, 2000 with Local Oklahoma Bank, N.A. (Incorporated by reference to Exhibit
                    10.3 to the XSRegistration Statement on Form SB-2, File
                    No. 333-63586)
         10.3(a) First Amendment to Credit Agreement (Incorporated by reference to Exhibit 10.3(a) to the Registration Statement on Form SB-2, File No. 333-63586)
         10.5 Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2, File No. 333-49328)
         10.6 Drilling Contract with Nabors Drilling USA, L.P. (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form SB-2, File No. 333-63586)
         21 List of Subsidiaries (Incorporated by reference to Exhibit 21 to the Registration Statement on Form SB-2, File No. 333-49328)

         *          Management contracts or compensatory plan.

         (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GMX RESOURCES INC.

Dated: April 15, 2002                   By:      /s/ Ken L. Kenworthy, Jr.
       ---------------------------          ------------------------------------
                                        Ken L. Kenworthy, Jr., President

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signatures                       Title                  Date

/s/ Ken L. Kenworthy, Jr.        President and Director       April 15, 2002
------------------------------                             ---------------------
Ken L. Kenworthy, Jr.

/s/ Ken Kenworthy, Sr.           Executive Vice President,    April 15, 2002
------------------------------                             ---------------------
Ken Kenworthy, Sr.               Chief Financial Officer
                                 and Director

/s/ Steven Craig                 Director                     April 15, 2002
------------------------------                             ---------------------
Steven Craig

/s/ T. J. Boismier               Director                     April 15, 2002
------------------------------                             ---------------------
T. J. Boismier

/s/ Steve Roney                  Chief Accounting Officer     April 15, 2002
------------------------------                             ---------------------
Steve Roney

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report                                                F-2

Consolidated Balance Sheets, December 31, 2000 and 2001                     F-3

Consolidated Statements of Operations,

    Years Ended December 31, 2000 and 2001                                  F-4

Consolidated Statements of Changes in Shareholders' Equity,

    Years Ended December 31, 2000 and 2001                                  F-5

Consolidated Statements of Cash Flows,

    Years Ended December 31, 2000 and 2001                                  F-6

Notes to Consolidated Financial Statements                                  F-7

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
GMX Resources Inc.:

We have audited the accompanying consolidated balance sheets of GMX Resources Inc. and subsidiaries as of December 31, 2000 and 2001 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GMX Resources Inc. and subsidiaries as of December 31, 2000 and 2001 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company is not in compliance with certain of its debt covenants and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note L. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note A to the consolidated financial statements, GMX Resources Inc. changed its method of accounting for derivative instruments and hedging activities in 2001.

                                                         KPMG LLP

Oklahoma City, Oklahoma
March 23, 2002

                              GMX RESOURCES INC.
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2000 AND 2001

                                                                         2000          2001
                                                                     ------------  ------------
                                         ASSETS

CURRENT ASSETS:
    Cash                                                            $     30,043  $      3,725
    Accounts receivable--interest owners                                 117,289       194,180
    Accounts receivable--oil and gas revenues                            945,388     1,116,930
    Inventories                                                           86,312       243,799
    Prepaid expenses and other current assets                             19,673        98,512
                                                                     ------------  ------------
               Total current assets                                    1,198,705     1,657,146
                                                                     ------------  ------------

OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST METHOD OF
 ACCOUNTING FOR OIL AND GAS PROPERTIES                                 9,971,628    34,113,269
    Less accumulated depreciation, depletion, and amortization        (1,108,938)   (1,964,654)
                                                                     ------------  ------------
                                                                       8,862,690    32,148,615
                                                                     ------------  ------------

OTHER PROPERTY AND EQUIPMENT                                             600,822     3,159,963
    Less accumulated depreciation                                       (154,321)     (317,302)
                                                                     ------------  ------------
                                                                         446,501     2,842,661
                                                                     ------------  ------------

Other assets                                                             462,386        71,252
                                                                     ------------  ------------

               TOTAL ASSETS                                         $ 10,907,282  $ 36,719,674
                                                                     ============  ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                $    579,137  $  6,880,869
    Accrued expenses                                                      58,054       185,763
    Accrued interest                                                      65,215        26,791
    Revenue distributions payable                                        595,888       304,291
    Current portion of long-term debt                                  1,261,364     6,280,000
                                                                     ------------  ------------
               Total current liabilities                               2,559,658    13,677,714

LONG-TERM DEBT, LESS CURRENT PORTION                                   6,312,500           -

OTHER LIABILITIES                                                        146,331       304,397

DEFERRED INCOME TAXES                                                     52,000       263,000

SHAREHOLDERS' EQUITY:
    Preferred stock, par value $.01 per share, 500,000 shares
    authorized, none outstanding                                             -             -
    Common stock, par value $.001 per share--authorized 50,000,000 shares; issued 3,000,000 shares in 2000 and 6,550,000 in 2001;
    outstanding 3,000,000 shares in 2000 and 6,550,000 in 2001             3,000         6,550
    Additional paid-in capital                                         1,390,730    20,905,197
    Retained earnings                                                    506,063     1,562,816
                                                                     ------------  ------------
               Total shareholders' equity                              1,899,793    22,474,563
                                                                     ------------  ------------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 10,970,282  $ 36,719,674
                                                                     ============  ============

See accompanying notes to consolidated financial statements.

                              GMX RESOURCES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 2001

                                                         2000           2001
                                                     ------------   ------------
REVENUE
    Oil and gas sales                               $  4,153,934   $  5,898,003
    Interest income                                       23,123        198,933
    Other income                                          14,255        355,363
                                                     ------------   ------------
         Total revenue                                 4,191,312      6,452,299
                                                     ------------   ------------

EXPENSES
    Lease operations                                   1,207,095      1,604,559
    Production and severance taxes                       260,064        338,637
    Depreciation, depletion, and amortization            420,488      1,026,498
    Interest                                             664,713        359,118
    General and administrative                           578,641      1,855,736
                                                     ------------   ------------
         Total expenses                                3,131,001      5,184,548
                                                     ------------   ------------

         Income before income taxes                    1,060,311      1,267,751

INCOME TAXES                                              52,000        211,000
                                                     ------------   ------------

         Net Income                                 $  1,008,311   $  1,056,751
                                                     ============   ============

         Net Income Applicable to common shares     $    875,810   $  1,056,751
                                                     ============   ============

         EARNINGS PER SHARE--BASIC                  $       0.48   $       0.21
                                                     ============   ============

         EARNINGS PER SHARE--DILUTED                $       0.29   $       0.20
                                                     ============   ============

         WEIGHTED AVERAGE COMMON SHARES--BASIC         1,822,926      5,148,493
                                                     ============   ============

         WEIGHTED AVERAGE COMMON SHARES--DILUTED       3,469,326      5,179,693
                                                     ============   ============

See accompanying notes to consolidated financial statements.

                           GMX RESOURCES INC.
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 2000 AND 2001

                                                                                            PREFERRED STOCK
                                                                            --------------------------------------------
                                                        COMMON STOCK               SERIES A               SERIES B
                                                   ----------------------   -----------------------  -------------------
                                                     SHARES       AMOUNT     SHARES        AMOUNT     SHARES     AMOUNT
                                                   -----------   --------   ---------   -----------  --------  ---------
BALANCE AT DECEMBER 31, 1999                        2,176,500   $  2,177     150,000   $     1,500    22,000   $   220

Services rendered in exchange for stock                98,000         98          -             -         -        -
Retirement of preferred shares, Series B                   -          -                              (22,000)     (220)
Retirement of treasury stock                         (725,500)      (726)    (50,000)         (500)       -        -
Conveersion of preferred stock, series A            1,451,000      1,451    (100,000)       (1,000)
Net loss                                                   -          -           -             -         -        -
                                                   -----------   --------   ---------   -----------  --------  ---------

BALANCE AT DECEMBER 31, 2000                        3,000,000      3,000          -             -         -        -

Issuance of units                                   1,250,000      1,250          -             -         -        -
Issuance of shares                                  2,300,000      2,300          -             -         -        -
Net Income                                                 -          -           -             -         -        -
Cumulative effect of change in accounting                  -          -           -             -         -        -
  principle                                                -          -           -             -         -        -
Adjustment for derivative losses reclassified
  into oil and gas sales                                   -          -           -             -         -        -
Change in fair value of derivative instruments             -          -           -             -         -        -
Total comprehensive income
                                                   -----------   --------   ---------   -----------  --------   --------
BALANCE AT DECEMBER 31, 2001                        6,550,000   $  6,550          -    $        -         -    $   -
                                                   ===========   ========   =========   ===========  ========   ==-=====

                                                                   RETAINED       ACCUMULATED
                                                    ADDITIONAL     EARNINGS          OTHER                              TOTAL
                                                     PAID-IN     (ACCUMULATED)    COMPREHENSIVE      TREASURY        SHAREHOLDERS'
                                                     CAPITAL       DEFICIT)          INCOME            STOCK            EQUITY
                                                  ------------   -------------   ---------------   --------------   --------------
BALANCE AT DECEMBER 31, 1999                     $  2,042,712   $     (502,248)           -       $   (426,878)    $    1,117,483

Services rendered in exchange for stock                 3,902              -                               -                4,000
Retirement of preferred shares, Series B             (229,781)                                                           (230,001)
Retirement of treasury stock                         (425,652)             -                           426,878                -
Conveersion of preferred stock, series A                 (451)
Net loss                                                  -          1,008,313            -                -            1,008,313
                                                  ------------   --------------  ---------------   --------------   --------------

BALANCE AT DECEMBER 31, 2000                        1,390,730          506,065                             -            1,899,795

Issuance of units                                   8,309,310              -              -                -            8,310,560
Issuance of shares                                 11,205,157              -                               -           11,207,457
Net Income                                                -          1,056,751            -                -            1,056,751
Cumulative effect of change in accounting                 -                -                               -                  -
  principle                                               -                -          (69,108)             -              (69,108)
Adjustment for derivative losses reclassified
  into oil and gas sales                                  -                -           64,189              -               64,189
Change in fair value of derivative instruments            -                -            4,919                               4,919
Total comprehensive income                                                                                          --------------
                                                                                                                        1,056,751
                                                  ------------   --------------  ---------------   --------------   --------------
BALANCE AT DECEMBER 31, 2001                     $ 20,905,197   $    1,562,816            -       $        -       $   23,531,314
                                                  ============   ==============  ===============   ==============   ==============

        See accompanying notes to consolidated financial statements.

                              GMX RESOURCES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 2001

                                                                       2000          2001
                                                                   ------------  ------------

CASH FLOWS DUE TO OPERATING ACTIVITIES
    Net income                                                    $  1,008,311  $  1,056,751
    Adjustments to reconcile net income to
     net cash provided by operating activities:
            Depreciation, depletion, and amortization                  420,488     1,026,498
            Deferred income taxes                                       52,000       211,000
            Gain on sale of other property and equipment               (13,789)         (319)
            Gain from demutualization of insurance company                 -         (74,124)
            Stock to be issued for consulting services                   4,000           -
            Amortization of loan costs                                  61,457        12,702
            Decrease (increase) in:
                Accounts receivable                                   (325,136)     (248,433)
                Inventory and prepaid expenses                          (4,706)     (162,202)
                Other assets                                               -         (26,276)
            Increase (decrease) in:
                Accounts payable                                        68,126     6,267,630
                Accrued expenses and other liabilities                  52,140       244,970
                Revenue distributions payable                           71,277      (291,597)
                                                                   ------------  ------------

                    Net cash provided by operating activities        1,394,168     8,016,600
                                                                   ------------  ------------

CASH FLOWS DUE TO INVESTING ACTIVITIES
    Additions to oil and gas properties                             (2,086,641)  (24,385,466)
    Additions to property and equipment                               (125,294)   (2,575,096)
    Proceeds from sale of oil and gas properties                        12,100       243,824
    Proceeds from sale of other property and equipment                  22,500        15,953
                                                                   ------------  ------------

                    Net cash used in investing activities           (2,177,335)  (26,700,785)
                                                                   ------------  ------------

CASH FLOWS DUE TO FINANCING ACTIVITIES
    Proceeds from borrowings                                         8,473,500     1,765,000
    Payments of debt issue costs                                       (15,000)      (22,500)
    Payments on debt                                                (7,281,449)   (3,058,864)
    Retirement of preferred stock                                     (230,001)          -
    Other assets                                                      (448,268)          -
    Drilling advances                                                 (220,785)          -
    Issuance of equity                                                     -      19,974,231
                                                                   ------------  ------------

                    Net cash provided by financing activities          277,997    18,657,867
                                                                   ------------  ------------

Net decrease in cash                                                  (505,170)      (26,318)

CASH AT BEGINNING OF YEAR                                              535,213        30,043
                                                                   ------------  ------------

CASH AT END OF YEAR                                               $     30,043  $      3,725
                                                                   ============  ============

CASH PAID FOR INTEREST                                            $    614,327  $    474,444
                                                                   ============  ============

See accompanying notes to consolidated financial statements.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of GMX Resources Inc. (the "Company or GMX") and its wholly-owned subsidiaries, Endeavor Pipeline Inc. and Expedition Natural Resources Inc. Endeavor Pipeline Inc. owns and operates natural gas gathering facilities in East Texas. Expedition Natural Resources Inc. owns undeveloped leases, primarily in East Texas. All significant intercompany accounts and transactions have been eliminated.

ORGANIZATION: The Company was formed in January 1998. In February 1998, the Company purchased, for approximately $6,000,000, oil and gas properties and commenced operations. The Company is primarily engaged in acquisition, exploration, and development of properties for the production of crude oil and natural gas in Oklahoma, Kansas, Louisiana, New Mexico, and Texas.

CASH AND CASH EQUIVALENTS: GMX considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

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

GMX accounts for its non-oil and natural gas long-lived assets in accordance with the provisions of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of." Statement 121 requires that long-lived assets and identifiable intangibles be reviewed for impairment

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

LOAN FEES: Included in other assets are costs associated with long-term debt. These costs are being amortized over the life of the loan using a method that approximates the interest method.

REVENUE AND ROYALTY DISTRIBUTIONS PAYABLE: For certain oil and natural gas properties, GMX receives production proceeds, from the purchaser and further distributes such amounts to other revenue and royalty owners. Production proceeds applicable to other revenue and royalty owners are reflected as revenue distributions payable in the accompanying balance sheets. GMX accrues revenue for only its net interest in its oil and gas properties.

REVENUE RECOGNITION AND NATURAL GAS BALANCING: Oil and gas revenues are recognized when sold. During the course of normal operations, the Company and other joint interest owners of natural gas reservoirs will take more or less than their respective ownership share of the natural gas volumes produced. These volumetric imbalances are monitored over the lives of the wells' production capability. If an imbalance exists at the time the wells' reserves are depleted, cash settlements are made among the joint interest owners under a variety of arrangements.

The Company follows the sales method of accounting for gas imbalances. A liability is recorded when the Company's excess takes of natural gas volumes exceed its estimated remaining recoverable reserves. No receivables are recorded for those wells where the Company has taken less than its ownership share of gas production.

CAPITALIZED INTEREST: Interest of $59,715 and $64,410 was capitalized related to the unproved properties that were not being currently depreciated, depleted, or amortized and on which exploration activities were in progress in 2000 and 2001, respectively.

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

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

HEDGING AND RISK MANAGEMENT ACTIVITIES: The Company has periodically entered into oil and gas price swaps to manage its exposure to oil and gas price volatility. The instruments are usually placed with counterparties that the Company believes are minimal credit risks. The oil and gas reference prices upon which the risk management instruments are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company.

Prior to January 1, 2001, the Company accounted for its hedging instruments using the deferral method of accounting. Under this method, realized gains and losses from the Company's price risk management activities were recognized in oil and gas revenues when the associated production occurs and the resulting cash flows were reported as cash flows from operating activities. Gains and losses on hedging contracts that were closed before the hedged production occurs were deferred until the production month originally hedged. In the event of a loss of correlation between changes in oil and gas reference prices under a hedging instrument and actual oil and gas prices, a gain or loss was recognized currently to the extent the hedging instrument had not offset changes in actual oil and gas prices.

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 133, as amended, in the first quarter of the year ending December 31, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded a net-of-tax cumulative-effect-type adjustment of approximately $69,000 in accumulated other comprehensive loss to recognize at fair value all derivatives that are designated as cash-flow hedging financial instruments.

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

FINANCIAL INSTRUMENTS: The Company's financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, accrued interest, revenue distributions payable, long-term debt, and oil and natural gas price swap agreements. Fair value of non-derivative financial instruments approximates carrying value due to the short-term nature of these instruments. Since the interest rate on the long-term debt reprices frequently, the fair value of the long-term debt approximates the carrying value. See note I for the fair value of the oil and natural gas price swap agreements.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

NET EARNINGS PER COMMON SHARE: Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. For 2000, diluted earnings per share reflect the potential dilution that could occur if the Company's then outstanding convertible preferred stock were converted to common stock, net of preferred dividends associated with the dilutive convertible preferred stock. The weighted average dilutive shares included in the 2000 period were 1,646,400. The weighted average dilutive shares included in the 2001 period were 31,200.

STOCK OPTIONS: The Company applies the intrinsic value-based method of accounting for its fixed plan stock options, as prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the option. SFAS 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by Statement 123, GMX has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted the disclosure requirements of Statement 123 which are included in note F.

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

RECLASSIFICATIONS: Certain prior year balances have been reclassified to conform to the current year presentation.

SEGMENT INFORMATION: GMX manages its business by country, which results in one operating segment during each of the years ended December 31, 2001, 2000, and 1999.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

NOTE B--PROPERTY AND EQUIPMENT

Property and equipment included the following:

                                                                        December 31,
                                                            ------------------------------------
                                                                  2000                2001
                                                            ----------------   -----------------
Oil and gas properties:
   Subject to amortization                                 $    9,179,489     $    32,872,557
   Not subject to amortization:
      Acquired in 2001                                                 --           1,000,406
      Acquired in 2000                                            335,259              62,158
      Acquired in 1999                                            188,379              36,943
      Acquired in 1998                                            268,501             141,205
   Accumulated depreciation, depletion, and amortization       (1,108,938)         (1,964,654)
                                                            ----------------   -----------------
       Net oil and gas properties                               8,862,690          32,148,615
                                                            ----------------   -----------------
Other property and equipment                                      600,822           3,159,963
Less accumulated depreciation                                    (154,321)           (317,302)
                                                            ----------------   -----------------

       Net other property and equipment                           446,501           2,842,661
                                                            ----------------   -----------------
         Property and equipment, net of accumulated
            Depreciation, depletion, and amortization      $    9,309,191     $    34,991,276
                                                            ================   =================

Depreciation, depletion, and amortization of property and equipment consisted of the following components:

                                                                    For The Year Ended
                                                                        December 31,
                                                            ------------------------------------
                                                                  2000                2001
                                                            ----------------   -----------------

Depreciation, depletion, and amortization of oil
   and gas properties                                      $      352,641     $       855,716
Depreciation of other property and equipment                       67,847             170,782
                                                            ----------------   -----------------

           Total                                           $      420,488     $     1,026,498
                                                            ================   =================

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

NOTE C--LONG-TERM DEBT

                                                                            December 31,
                                                               -------------------------------------
                                                                     2000                 2001
                                                               ----------------    -----------------
Note payable to bank, maturity date of May 1, 2003,
bearing a variable interest rate (10% and 4.75% as of
December 31, 2000 and 2001, respectively)  collateralized
by producing oil and gas properties                           $    7,145,000      $     6,280,000

Notes payable to Shareholder, bearing variable interest
rates as of December 31, 2000, collateralized by
unproved properties                                                  427,500                   --
Other                                                                  1,364                   --
                                                               ----------------    -----------------
                                                                   7,573,864            6,280,000
Current portion - unrelated parties                               (1,261,364)          (6,280,000)
                                                               ----------------    -----------------
                                                              $    6,312,500      $             0
                                                               ================    =================

2000 Credit Facility
On October 31, 2000, the Company entered into a new secured credit facility, which replaced a prior credit facility. The new credit facility provides for a line of credit of up to $15,000,000 (the "Commitment"), subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves which is reduced monthly to account for production ("Borrowing Base"). The amount of credit available at any one time under the credit facility is the lesser of the Borrowing Base or the amount of the Commitment. As of December 31, 2000, the Borrowing Base was $7,145,000 which began reducing by $105,000 per month beginning December 1, 2000. Effective December 17, 2001, as a result of our review of our proved reserves, the Borrowing Base was increased to $10 million, making an additional $3.7 million available for borrowing to pursue our development plan. Borrowings bear interest at the prime rate plus 50%. The credit facility requires payment of an annual facility fee equal to 1/2% on the unused amount of the Borrowing Base. The Company is obligated to make principal payments if the amount outstanding would exceed the Borrowing Base. Borrowings under the credit agreement are secured by substantially all of the Company's oil and gas properties. At December 31, 2000, the Company had borrowed $7,145,000 under the credit facility, leaving no availability for borrowings to fund development drilling obligations based on the existing Borrowing Base.

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

As of December 31, 2001, the Company is not in compliance with the current ratio and debt service covenants included in the 2000 Credit Facility. Additionally subsequent to December 31, 2001, and as discussed in Note E, liens have been filed against several of the Company's properties. The filing of the liens creates an additional instance of

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

noncompliance with the 2000 Credit Facility covenants. The lender has not waived any of the noncompliance items. The noncompliance creates a technical default under the terms of the 2000 Credit Facility, although the lender has not demanded immediate payment. As a result of the technical default, the borrowings outstanding under the facility have been reflected as current in the accompanying consolidated balance sheet.

Subsequent to December 2001, the Company did borrow an additional $3.7 million under the facility (fully advancing the borrowings to the $10 million borrowing base determined by the lender) to reduce the Company's past due accounts payable.

1998 Credit Facility
On February 18, 1998, the Company entered into a secured credit facility that provided for a line of credit up to $20,000,000, subject to a Borrowing Base which was based on a periodic evaluation of oil and gas reserves. The amount of credit that was available at any one time under the credit facility was the lesser of the Borrowing Base or the amount of the Commitment. As of December 31, 1999, the Borrowing Base was $6,500,000. The credit facility had a maturity date of January 31, 2002. The Company had the option of either borrowing at LIBOR or the base rate which approximated the prime rate, in either case plus a margin ranging from .50% to 3.25% depending upon the amount of advances outstanding in relation to the Borrowing Base. The credit facility required payment of an annual facility fee equal to 0.375% to 0.5% basis points of the amount of the Commitment. The Company was obligated to make monthly principal payments in amounts determined by the lender after taking into consideration the expected reductions in the Borrowing Base as a result of production. Borrowings under the credit agreement were secured by substantially all of the Company's oil and gas properties.

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

NOTE D--INCOME TAXES

Intangible development costs are expensed for income tax reporting purposes, whereas they are capitalized and amortized for financial statement purposes. Lease and well equipment and other property and equipment are depreciated for income tax reporting purposes using accelerated methods. Deferred income taxes are provided on these temporary differences to the extent that income taxes which otherwise would have been payable are reduced. Deferred income tax assets also are recognized for operating losses that are available to offset future income taxes.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

At December 31, 2001, the Company had the following carryforwards available to reduce future income taxes:

Federal                                                  $  21,568,000
State                                                        1,409,000
Statutory depletion                                          1,547,000

All of the net operating loss and statutory depletion carryforward amounts shown above have been utilized for financial purposes to offset deferred tax liabilities. The net operating loss carryforwards expire from 2018 to 2020. Statutory depletion carryforwards do not expire.

As of December 31, 2001, the Company's deferred tax liability of $8,206,000 was primarily associated with the difference between financial carrying value of oil and gas properties and the associated tax basis. As of the same date, the Company's deferred tax asset of $7,943,000 was primarily the result of the Company's net operating loss and statutory depletion carryforwards.

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

Total income tax expense for the respective years differed from the amounts computed by applying the U.S. federal tax rate to earnings before income taxes as a result of the following:

                                                   For The Year Ended
                                                       December 31,
                                            ---------------------------------
                                                 2000               2001
                                            ---------------   ---------------
U.S. statutory tax rate                               34%               34%
Statutory depletion                                  (22)              (16)

Reversal of valuation allowance                       (7)               --
Other                                                 --                (1)
                                            ---------------   ---------------
Effective income tax rate                              5%               17%
                                            ===============   ===============

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

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

On March 1, 2001, Larry Miller and certain other parties filed an action in the United States District Court for the Eastern District of Texas, Marshall Division, against us and our President, Ken L. Kenworthy, Jr., alleging fraud and breach of implied contract and seeking damages relating to a claimed interest in an oil and gas well we drilled in Harrison County, Texas in 2000. The Plaintiff claims we permitted Downs No. 1 well to cease producing and the relevant leases to expire and subsequently drilled another well in lieu of reworking or redrilling the well. The Plaintiffs claim they were entitled to an interest in the well and seek actual damages of $750,000, unspecified punitive damages and attorney fees. We have denied these allegations and asserted that the old leases expired due to lack of production after numerous attempts were made to restore the old well problem. We have also claimed that we purchased the leases in question out of the PPMI/ORMI bankruptcy proceeding free and clear of all unrecorded claims. In a related proceeding, on October 9, 2001, we filed a motion to reopen the bankruptcy proceeding and filed a notice of appeal on the denial of such motion on January 22, 2002. We moved to reopen the first proceeding in order to institute adversary proceedings seeking orders declaring that we purchased the oil and gas property that is at issue in this lawsuit free and clear of the interest claimed by the plaintiffs. We intend to vigorously defend this action and do not believe it will have any material adverse effect on our financial condition or results of operations.

On December 13, 2001, we filed a lawsuit in the United States District Court for the Western District of Oklahoma against Nabors Drilling USA, alleging that Nabors made misrepresentations intended to induce GMX into entering into drilling contracts as well as alleging that Nabors breached those contracts by providing substandard drilling services. We terminated the contracts and are seeking damages in an amount representing specified excess cost and loss of profits occasioned by Nabors' acts, plus attorneys' fees. A counterclaim was filed on January 31, 2002 by Nabors claiming that we breached the drilling contracts by failing and/or refusing to pay the full amount of Nabors' outstanding invoices and prematurely terminating the drilling contracts. Nabors seeks damages of $8.9 million, consisting of $1.8 million in unpaid invoices and $7.1 million for contract termination fees, plus interest and attorneys' fees.

In February 2002, Nabors filed materialmen's liens against seven wells asserting claims for amounts due for drilling services on these wells in the aggregate amount of $1.8 million and demanded payment by March 21, 2002. The Company intends to dispute

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

these claims based on its position that Nabors' draw on a $1 million letter of credit to secure payment should have been applied to the unpaid invoices and that some of the amounts are not otherwise properly owing. Nabors has threatened to foreclose its lien if it is not paid, which if successful, could result in the Company losing all or a portion of its interest in these wells.

This action is still in the preliminary stages. We intend to vigorously prosecute and defend this action, but the ultimate outcome is not determinable. If Nabors prevails in this litigation, it could have material adverse effect on our financial condition, results of operations and prospects.

OPERATING LEASES: The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2001.

Year Ending December 31:

   2002                                                      97,298
   2003                                                     100,673
   2004                                                      16,870
                                                        -------------
      Total                                           $     214,841
                                                        =============

Total rental expense for all operating leases is as follows for the years ended December 31:

   2000                                               $      59,630
   2001                                                      82,739

NOTE F--SHAREHOLDERS' EQUITY

The Series A preferred issue (par value $.01 per share) was convertible into
14.51 shares of common stock. Dividends were $.325 per year per share and cumulative. The Series B issue (par value $.01 per share) was to pay dividends at $6.00 per share per year and also was cumulative. Series B could be redeemed at the option of the Company. The redemption price was as follows:

By December 31, 1999                                       1,000,000
By December 31, 2000                                       1,500,000
By December 31, 2001                                       2,000,000
After December 31, 2001                                    2,200,000

No shares were redeemed as of December 31, 1999. After December 31, 2001, the shares were convertible into shares of common stock representing a specified increasing percentage of the shares outstanding, ranging from 593,000 shares to 1,089,000 shares as of January 2003. Cumulative dividends in arrears, but not declared, at December 31,

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

1999 were $32,500 and $132,000 for Series A and Series B, respectively. All dividend arrearages were eliminated in the conversion of the Series A and the purchase of the Series B as described below.

On October 25, 2000, the Company purchased all of the Series B preferred stock for $230,000 and retired such shares. Additionally, the holders of the Series A preferred stock converted the Series A preferred stock into 1,451,000 common shares.

On October 30, 2000, the Company effected a 14.51 for 1 stock split in the form of a stock dividend. All share amounts disclosed in these consolidated financial statements reflect this stock split as if it had occurred as of the earliest period presented.

In March 1999, the Company completed the purchase of 725,500 shares of common stock and 50,000 shares of Series A preferred stock which was 100% of the holding of two of the shareholders. The purchase price was $375,000 in cash, along with one producing well and the surrounding acreage. During 1998, the Company incurred $9,339 of costs associated with the purchase of the treasury stock.

In October 2000, the board of directors and shareholders adopted the GMX Resources Inc. Stock Option Plan (the "Option Plan"). Under the Option Plan, the Company may grant both stock options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code and options which are not qualified as incentive stock options. Options may be granted under the Option Plan to key employees and nonemployee directors.

The maximum number of shares of common stock issuable under the Option Plan is 550,000, subject to appropriate adjustment in the event of a reorganization, stock split, stock dividend, reclassification or other change affecting the Company's common stock. All executive officers and other key employees who hold positions of significant responsibility are eligible to receive awards under the Option Plan. In addition, each director of the Company is eligible to receive options under the Option Plan. The exercise price of options granted under the Option Plan is not less than 100% of the fair market value of the shares on the date of grant. Options granted under the Plan become exercisable as the board may determine in connection with the grant of each option. In addition, the board may at any time accelerate the date that any option granted becomes exercisable.

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

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

Stock option activity for the year ended December 31, 2001 is as follows:

                                                                 Weighted
                                               Number of          average
                                                shares         exercise price
                                           ---------------    -----------------
Balance as of December 31, 2000
                                                      --                    --
     Granted                                     170,000    $             5.72
     Exercised                                        --                    --
     Forfeited                                    20,000    $             6.26
     Expires                                          --                    --
                                           ---------------    -----------------
Balance as of December 31, 2001                  150,000    $             5.65
                                           ---------------    -----------------

At December 31, 2001, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $4.03 to $8.00 and 9.43 years, respectively.

At December 31, 2001, the number of options exercisable was 150,000 and the weighted-average exercise price of those options was $5.65.

The Company applied APB Opinion No. 25. in accounting for its plan and accordingly, no compensation cost has been recognized for its stock option in the financial statements. Had the company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's results would have been reduced by the pro forma amounts indicated below.

                                                               2001
                                                        ------------------
Net (loss) earnings as reported
                                                      $     1,056,751
Pro forma                                                     918,928

For 2001, fair value was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 4.46%, expected volatility of 14.72%, and an expected term of 10 years.

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

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

and other expenses, were $11,285,544. GMX has also granted the underwriters five-year warrants to purchase up to 200,000 shares for $6.60 per common share.

NOTE G--MAJOR CUSTOMERS

Sales to individual customers constituting 10% or more of total oil and gas sales for each of the years ended December 31, 2000 and 2001 were as follows:

                                               2000          2001
                                               ----          ----

Teppco Crude                                   32.2%         28.7%
Koch Gateway Pipeline                          25.1%         47.9%

NOTE H--DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2000, the Company utilized swap arrangements to hedge a portion of its exposure to price volatility from producing crude oil. Each swap arrangement established a price above which the Company paid the counterparty and below which the Company was paid. Results from commodity hedging transactions are reflected in oil sales. Payments by the Company in 2000 totaled $596,670.

The Company had a swap arrangement covering 5,000 barrels of crude oil per month through December 31, 2000 at a price of $20.25 per barrel. The swap arrangement covered approximately 80% of the Company's expected monthly production. The company also had a swap arrangement covering 20,000 MMBtu of natural gas per month through June 2001 at a price of $4.70 per MMBtu which was settled prior to December 31, 2000. The Company has also entered into natural gas price swaps that initiated in March 2002 and will expire in February 2003. These agreements relate to 50,000 and 40,000 MMBtu whereby the Company will receive a fixed price of $2.66 and $2.67 per MMBtu, respectively and pay the counterparty an index price. These swap agreements covered approximately 52% of the company's expected monthly production.

The fair value of the financial instrument as of December 31, 2000 was a liability of approximately $187,800. There were no outstanding financial instruments as of December 31, 2001.

As of January 1, 2001, GMX adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. In accordance with the transition provisions of SFAS No. 133, GMX recorded a net-of-tax cumulative-effect-type adjustment of a $69,108 loss in accumulated other comprehensive loss.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

GMX's 2000 derivatives qualified for hedge accounting treatment that is considered a "cash flow" hedge. GMX designates its cash flow hedge derivatives as such on the date the derivative contract is entered into.

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

GMX does not hold or issue derivative instruments for trading purposes. All of GMX's commodity price financial swaps in place at January 1, 2001 were designated as cash flow hedges. Changes in the fair value of these derivatives were reported in "Accumulated other comprehensive income." These amounts were reclassified to oil and gas sales when the forecasted transaction took place. The 2001 derivative instruments did not qualify for hedge accounting. As a result changes in fair value were reflected in the 2001 consolidated statements of operations. All instruments were settled prior to December 31, 2001. The net gain on settlement of $265,313 is reflected as other income.

NOTE I--CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts which, at times, may exceed federal insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk.

NOTE J--OIL AND GAS OPERATIONS

Capitalized costs related to the Company's oil and gas producing activities as of December 31, 2000 and 2001 are:

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

                                                            2000              2001
                                                      ---------------   ----------------
Unproved properties                                  $      792,139    $     1,240,712
Producing properties                                      9,179,489         32,872,557
                                                      ---------------   ----------------

                                                          9,971,628         34,113,269
Less accumulated depreciation, depletion, and
   amortization                                          (1,108,938)        (1,964,654)
                                                      ---------------   ----------------

           Net capitalized costs                     $    8,862,690    $    32,148,615
                                                      ===============   ================

Unproved properties include leaseholds under exploration. Producing properties include mineral properties with proved reserves, development wells, and uncompleted development well costs. Support equipment and facilities include costs for pipeline facilities, field equipment, and other supporting assets involved in oil and gas producing activities. The accumulated depreciation, depletion, and amortization represent the portion of the assets which has been charged to expense.

Costs incurred in oil and gas property acquisitions, exploration, and development activities in 2000 and 2001 are as follows:

                                                            2000              2001
                                                      ---------------   ----------------
Property acquisition costs - unproved                $      335,259    $     2,488,614
Property acquisition costs - proved                         359,753          2,382,548

Development costs                                         1,379,531         19,270,480
                                                      ---------------   ----------------

                                                     $    2,074,543    $    24,141,642
                                                      ===============   ================

Development costs include the cost of drilling and equipping development wells and constructing related production facilities for extracting, treating, gathering, and storing oil and gas from proved reserves.

The Company's results of operations in 2000 and 2001 include revenues and expenses associated directly with oil and gas producing activities.

                                                            2000              2001
                                                      ---------------   ----------------
Oil and gas sales                                    $    4,153,934    $     5,898,004
Production costs                                          1,467,359          1,943,196
Depreciation, depletion and amortization                    352,641            855,716
Income tax expense                                          405,000            830,000
                                                      ---------------   ----------------
Results of operations for oil and gas
     producing activities                            $    1,928,934    $     2,269,092
                                                      ===============   ================

NOTE K--SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED)

The oil and gas reserve quantity information presented below is unaudited and is based upon reports prepared by independent petroleum engineers. The information is presented in accordance with regulations prescribed by the Securities and Exchange Commission.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

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

Proved oil and gas reserves represent the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. As of December 31, 2000 and 2001, all of the Company's oil and gas reserves were located in the United States.

                                                          OIL                  GAS
                                                        (MBBLS)               (MMCF)
                                                    -----------------    -----------------
December 31, 2000
   Proved reserves, beginning of period                     1,647             19,278
   Extensions, discoveries, and other additions             2,161             30,409
   Production                                                 (75)              (710)
   Sale of reserves in-place                                   --                 --
   Revisions of previous estimates                           (125)                93
                                                    -----------------    -----------------
   Proved reserves, end of period                           3,858             49,070
                                                    =================    =================
   Proved developed reserves:
       Beginning of period                                  1,083              9,194
                                                    -----------------    -----------------
       End of period                                        1,410             15,352
                                                    -----------------    -----------------
December 31, 2001
   Proved reserves, beginning of period                     3,858             49,070
   Extensions, discoveries, and other additions             1,217             30,178
   Production                                                 (81)            (1,294)
   Sale of reserves in-place                                  (70)              (119)
   Revisions of previous estimates                         (1,062)            (9,224)
                                                    -----------------    -----------------
   Proved reserves, end of period                           3,862             68,611
                                                    =================    =================
   Proved developed reserves:
       Beginning of period                                  1,410             15,352
                                                    -----------------    -----------------
       End of period                                        1,018             21,932
                                                    -----------------    -----------------

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

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

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

                                                         December 31,       December 31,
                                                             2000               2001
                                                       ----------------   ----------------
                                                        (In thousands)     (In thousands)
Future cash inflows                                   $     587,789      $      247,148
Future production costs                                     (82,013)            (49,861)
Future development costs                                    (13,466)            (41,609)
Future income tax provisions                               (169,578)            (49,211)
                                                       ----------------   ----------------

     Net future cash inflows                                322,732             106,467
Less effect of a 10% discount factor                       (136,451)            (57,939)
                                                       ----------------   ----------------
     Standardized measure of discounted future
         net cash flows                               $     186,281      $       48,528
                                                       ================   ================

Oil and condensate prices were based on an equivalent base price of $18.40 per barrel for benchmark posted West Texas Intermediate Crude Oil at closing on December 31, 2001. Adjustments to the base price were made to each lease to adjust the base price for crude oil quality, contractual agreements, and regional price variations. The average oil price used in the reserve estimates was $17.93 per barrel. Natural gas prices were based on an equivalent base price of $2.56 per million British thermal unit (MMBtu) for the composite Henry Hub Spot Market benchmark price at closing on December 31, 2001. Adjustments to the base price were made to each lease to adjust the base price for quality, contractual agreements, and regional price variations. The average natural gas price used in the reserve estimates was $2.59 per MMBtu. Future income tax expenses are computed by applying the appropriate statutory rates to the future pre-tax net cash flows relating to proved reserves, net of the tax basis of the properties involved giving effect to permanent differences, tax credits, and allowances relating to proved oil and gas reserves. Principal changes in the standardized measure of discounted future net cash flows attributable to the Company's proved reserves are as follows:

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

                                                                        December 31,       December 31,
                                                                           2000               2001
                                                                     ----------------   ----------------
Standardized measure, beginning of year                             $        22,903    $       186,281
Sales of oil and gas, net of production costs                                (2,687)            (4,446)
Net changes in prices and production costs                                   84,709           (200,847)
Extensions and discoveries, net of future development costs                 166,091             22,465
Development costs that reduced future development costs                         900              2,250
Revisions of quantity estimates                                               1,870            (15,718)
Sales of reserves in place                                                       --               (579)
Accretion of discount                                                         3,025             28,416
Other                                                                            --            (44,750)
Net changes in income taxes                                                 (90,530)            75,452
                                                                     ----------------    ----------------
Standardized measure, end of year                                   $       186,281    $        48,524
                                                                     ================    ================

NOTE L--MANAGEMENT'S PLANS

The Company plans to continue to proceed with the legal proceedings related to Nabors. A finding in the Company's favor or a settlement with Nabors would reduce the Company's exposure to amounts asserted as obligations by Nabors. See Note E.

The Company has initiated a process to potentially sell a portion of its proved producing and proved undeveloped reserves. The Company will also continue to pursue additional debt and equity financings to complement the expected continued positive operating cash flow in order to reduce the Company's past due accounts payable balance and continue the Company's development program. The Company may also enter into development arrangements with other industry participants to fund the development of the Company's proved undeveloped reserves. Such arrangements would reduce or eliminate the Company's initial cash disbursements for development. Such arrangements would also reduce the Company's future expected operating cash flows due to the reduced interest ownership. As a result of the liquidity issues described above, the Company has reduced its capital expenditures in the first quarter of 2002.