Form 10-Q
period 2002-03-31
GMX RESOURCES INC
filed 2002-05-20
CIK 1127342

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                    to
                                   -------------------    -------------------

                  Commission file number 000-32325


                               GMX RESOURCES INC.
        (Exact name of small business issuer as specified in its charter)


                  Oklahoma                                 73-1534474
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
               or organization)


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


As of March 31, 2002 there were 6,550,000 shares of GMX Resources Inc. Common Stock, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                               GMX Resources, Inc.
                                   Form 10-QSB
                      For the Quarter Ended March 31, 2002

                                TABLE OF CONTENTS

                                                                                     PAGE

PART I.  FINANCIAL INFORMATION

Item 1:    Financial Statements
           Consolidated Balance Sheets as of December 31, 2001                         3
           and March 31, 2002 (Unaudited)

           Consolidated Statements of Operations for the three months ended
           March 31, 2001 and March 31, 2002 (Unaudited)                               4

           Consolidated Statements of Comprehensive Income for the three months
           ended March 31, 2001 and March 31, 2002 (Unaudited)                         5

           Consolidated Statements of Cash Flows for the three months ended
           March 31, 2001 and March 31, 2002 (Unaudited)                               6

           Condensed Notes to Interim Financial Statements                             7

Item 2:    Management's Discussion and Analysis or Plan of Operation                  11


PART II.  OTHER INFORMATION

Item 1:    Legal Proceedings                                                          15

Item 2:    Changes in Securities                                                      16

Item 3:    Defaults Upon Senior Securities                                            16

Item 4:    Submission of Matters to a Vote of Security Holders                        16

Item 5:    Other Information                                                          16

Item 6:    Exhibits and Reports on Form 8-K                                           16

Signature Page                                                                        16

PART I -- FINANCIAL INFORMATION
Item 1:  Financial Statements

                       GMX Resources Inc. and Subsidiaries
                           Consolidated Balance Sheets

                      December 31, 2001 and March 31, 2002

                                                                                         December 31,      March 31,
                                                                                             2001            2002
                                                                                       ---------------  ----------------
                                                                                                           (Unaudited)
                                     ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                                       $        3,725    $        58,565
       Accounts receivable--interest owners                                                   194,180            221,371
       Accounts receivable--oil and gas revenues                                            1,116,930          1,024,952
       Inventories                                                                            243,799            240,897
       Deferred Income Taxes                                                                        -            334,651
       Prepaid expenses and other current assets                                               98,512             97,636
                                                                                       ---------------  -----------------
                  Total current assets                                                      1,657,146          1,978,072
                                                                                       ---------------  -----------------

OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST METHOD OF
   ACCOUNTING FOR OIL AND GAS PROPERTIES                                                   34,113,269         35,580,816
       Less accumulated depreciation, depletion, and amortization                          (1,964,654)        (2,473,708)
                                                                                       ---------------  -----------------
                                                                                           32,148,615         33,107,108
                                                                                       ---------------  -----------------

OTHER PROPERTY AND EQUIPMENT                                                                3,159,963          3,177,301
       Less accumulated depreciation                                                         (317,302)          (403,009)
                                                                                       ---------------  -----------------
                                                                                            2,842,661          2,774,292
                                                                                       ---------------  -----------------

OTHER ASSETS                                                                                   71,252             68,667
                                                                                       ---------------  -----------------

                  TOTAL ASSETS                                                         $   36,719,674    $    37,928,139
                                                                                       ===============  =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                                                $    6,880,869   $      3,941,010
       Accrued expenses                                                                       185,763             71,819
       Accrued interest                                                                        26,791             46,084
       Revenue distributions payable                                                          304,291            339,389
       Current portion of long-term debt                                                    6,280,000         10,000,000
       Derivative Instruments                                                                       -            956,147
                                                                                       ---------------  -----------------
                  Total current liabilities                                                13,677,714         15,354,449

LONG-TERM DEBT, LESS CURRENT PORTION
                                                                                                    -                  -
OTHER LIABILITIES                                                                             304,397            344,506

DEFERRED INCOME TAXES                                                                         263,000            280,000

SHAREHOLDERS' EQUITY:
       Common stock, par value $.001 per share--authorized 50,000,000 shares;
         issued and outstanding 6,550,000 shares in 2001 and 6,550,000 in 2002.                 6,550              6,550
       Additional paid-in-capital                                                          20,905,197         20,905,197
       Retained earnings                                                                    1,562,816          1,658,933
       Other comprehensive income (loss)                                                            -           (621,496)
                                                                                       ---------------  -----------------
                  Total shareholders' equity                                               22,474,563         21,949,184
                                                                                       ---------------  -----------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $   36,719,674   $     37,928,139
                                                                                       ===============  =================
See accompanying notes to consolidated financial statements.

                       GMX Resources Inc. and Subsidiaries
                      Consolidated Statements of Operations

                   Three Months Ended March 31, 2001 and 2002

                                                                                              2001                2002
                                                                                          --------------     ---------------
                                                                                                     (Unaudited)
REVENUE:
        Oil and gas sales                                                                 $   1,373,010      $    1,721,874
        Interest income                                                                          46,213               1,470
        Other income                                                                              1,221              (7,970)
                                                                                          --------------     ---------------
              Total revenue                                                                   1,420,444           1,715,374
                                                                                          --------------     ---------------

EXPENSES:
        Lease operations                                                                        385,254             322,335
        Production and severance taxes                                                           77,015              96,699
        Depreciation, depletion, and amortization                                                95,354             594,761
        Interest                                                                                142,280              85,793
        General and administrative                                                              256,540             502,668
                                                                                          --------------     ---------------
              Total expenses                                                                    956,443           1,602,256
                                                                                          --------------     ---------------
              Income before income taxes                                                        464,001             113,118

INCOME TAXES                                                                                    111,000              17,000
                                                                                          --------------     ---------------
        Net Income                                                                        $     353,001      $       96,118
                                                                                          ==============     ===============

EARNINGS PER SHARE - BASIC                                                                          .10                 .01
                                                                                          ==============     ===============

EARNINGS PER SHARE - DILUTED                                                                       0.10                 .01
                                                                                          ==============     ===============

WEIGHTED AVERAGE COMMON SHARES - BASIC                                                        3,652,778           6,550,000
                                                                                          ==============     ===============

WEIGHTED AVERAGE COMMON SHARES - DILUTED                                                      3,652,778           6,550,000
                                                                                          ==============     ===============



See accompanying notes to consolidated financial statements.

                       GMX Resources Inc. and Subsidiaries
                 Consolidated Statements of Comprehensive Income
                   Three Months Ended March 31, 2001 and 2002


                                                                                           2001                 2002
                                                                                      --------------       --------------
                                                                                                  (Unaudited)
Net income                                                                            $      353,001       $       96,118

Other comprehensive income (loss), net of tax:
      Cumulative effect of change in accounting principle                                    (69,108)                -
      Adjustment for derivative losses reclassified into
           oil and gas sales                                                                 (48,450)             (15,470)

      Change in fair value of derivative instruments                                         155,725             (621,496)
                                                                                      --------------       --------------
Comprehensive income                                                                  $      391,168       $     (525,378)
                                                                                      ==============       ==============



See accompanying notes to consolidated financial statements.

                       GMX Resources Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2001 and 2002

                                                                                                2001               2002
                                                                                           --------------     --------------
                                                                                                     (Unaudited)
CASH FLOWS DUE TO OPERATING ACTIVITIES
     Net income                                                                            $      353,001     $       96,118
     Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation, depletion, and amortization                                           95,354            594,761
                 Deferred income taxes                                                            111,000             17,000
                 (Gain) loss on sale of other property and equipment                                 (579)                 -
                 (Gain) loss on sale of investments                                                     -             (3,714)
                 Decrease (increase) in:
                      Accounts receivable                                                          88,707             64,786
                      Inventory, prepaid expenses and other current assets                        (57,891)            10,076
                 Increase (decrease) in:
                      Accounts payable                                                             (4,585)        (2,939,859)
                      Accrued expenses and other liabilities                                       60,204            (94,652)
                      Revenue distributions payable                                               185,256             75,208
                                                                                           --------------     --------------
                           Net cash provided by (used in) operating activities                    830,468         (2,180,276)
                                                                                           --------------     --------------

CASH FLOWS DUE TO INVESTING ACTIVITIES
     Additions to oil and gas properties                                                       (1,029,149)        (1,666,877)
     Purchase of property and equipment                                                           (41,807)           (17,337)
     Proceeds from sale of other property and equipment                                            11,065                  -
     Proceeds from sale of oil and gas properties                                                       -            199,330
                                                                                           --------------     --------------
                           Net cash used in investing activities                               (1,059,891)        (1,484,884)
                                                                                           --------------     --------------

CASH FLOWS DUE TO FINANCING ACTIVITIES
     Advance from borrowings                                                                            -          3,720,000
     Payments on debt                                                                            (743,864)                 -
     Issuance of units                                                                          8,754,636                  -
                                                                                           --------------     --------------
                           Net cash provided by financing activities                            8,010,772          3,720,000
                                                                                           --------------     --------------

NET INCREASE IN CASH                                                                            7,781,349             54,840

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   30,043              3,725
                                                                                           --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $    7,811,392     $       58,565
                                                                                           ==============     ==============
CASH PAID FOR INTEREST                                                                     $      134,750     $       66,500
                                                                                           ==============     ==============

See accompanying notes to consolidated financial statements.

                               GMX RESOURCES INC.
                 CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
              Three months ended March 31, 2001 and March 31, 2002
                                   (unaudited)


1.   Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in GMX Resources Inc.s 2001 Annual Report on Form 10-KSB.

     In the opinion of GMX's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of GMX as of March 31, 2002, and the results of its operations and its cash flows for the three month periods ended March 31, 2002 and 2001.

     On February 12, 2001, the Company sold 1,250,000 units at a price of $8.00 per unit and received $8,310,560 in proceeds, net of commissions and offering expenses. The units consisted of 1,250,000 shares of common stock, 1,250,000 class A warrants, and 1,250,000 class B warrants. The class A warrants allow holders to purchase commons shares of the Company for $9.00 per share prior to March 12, 2002 and $12.00 per share thereafter. The class B warrants allow holders to purchase common shares of the Company for $10.00 per share. The class A warrants expire on February 12, 2006 and the class B warrants expire on February 12, 2003. The Company used a portion of the proceeds of the offering to repay $427,500 of loans from shareholders. GMX has also granted the underwriters five year warrants to purchase up to 125,000 units for $9.60 per share.

     In July 2002, the Company completed a secondary public offering of $2,300,000 shares of common stock at an offering price of $5.50 per share. The proceeds of the offering, net of underwriters' fees and other expenses were approximately $11.3 million.

2.   Derivative Instruments and Hedging Activities

During the first quarter ended March 31, 2002, the Company has entered into two natural gas price swaps initiated in March 2002 and expiring in February 2003. These agreements related to 50,000 and 40,000 MMBtu respectively, whereby the Company will receive a fixed price of $2.66 and $2.67 per MMBtu, respectively and pay the counterparty an index price. These swap agreements covered approximately 52% of the Company's expected monthly production during the period the agreements are in effect.

The fair value of these financial instruments as of March 31, 2002 was a liability of $956,147. There were no outstanding financial instruments as of December 31, 2001.

As of January 1, 2001, GMX adopted the provision of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting of Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. In accordance with the transition provisions of SFAS No. 133, GMX recorded a net-of-tax cumulative-effect-type adjustment of a $69,108 loss in accumulated other comprehensive loss.

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

GMX periodically enters into financial hedging activities with respect to a portion of its project oil and natural gas production through various financial transactions to manage its exposure to oil and gas price volatility. These transactions include financial price swaps whereby GMX will receive a fixed price for its production and pay a variable market price to the contract counterparty. These financial hedging activities are intended to support oil and natural gas prices at targeted levels and to manage GMX's exposure to oil and gas price fluctuations. The oil and gas reference prices upon which these price hedging instruments are based reflect various market indices that have a high degree of historical correlation with actual prices received by GMX.

GMX does not hold or issue derivative instruments for trading purposes. Both of GMX's commodity price financial swaps in place at March 31, 2002 were designed as cash flow hedges. Changes in the fair value of these derivatives were reported in "other comprehensive income." These amounts were reclassified to oil and gas sales when the forecasted transaction took place.

3. Earnings Per Share

     For the three months ended March 31, 2002, there were no securities that were considered to be dilutive in the computation of earnings per share. As of this date, GMX has outstanding 1,250,000 Class A warrants and 1,250,000 Class B warrants issued as part of the February 2001 public offering and 125,000 additional warrants that were issued to the underwriters of the February 2001 offering. The exercise price of the warrants exceeded the average price of the underlying securities during the first three months of 2002. Additionally, GMX granted 13,000 stock options to employees during the first three months of 2002. The exercise price of these options and the 170,000 options granted in 2001 exceeded the average price of the underlying securities during the first three months of 2002.

     For the three months ended March 31, 2001, there were no securities that were considered to be dilutive in the computation of earnings per share. As of this date, GMX has outstanding 1,250,000 Class A warrants and 1,250,000 Class B warrants issued as part of the February 2001 offering and 125,000 additional warrants that were issued to the underwriters of the February 2001 offering. The exercise prices of the warrants exceeded the average price of the underlying securities during the first three months of 2001. Additionally, GMX issued 89,000 stock options to employees during the first three months of 2001. The exercise price of the options exceeded the average price of the underlying securities during the first three months of 2001.

4. Commitments and Contingencies

     The Company is party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about matters, the Company's estimates of the outcome of such matters, and its experience in contesting, litigating, and settling similar matters. None of the actions are believed by management to involve future amounts that would be material to the Company's financial position or results of operations after consideration of recorded accruals.

On March 1, 2001 Larry Miller and certain other parties filed an action in the United States District Court for the Eastern District of Texas, Marshall Division, against us and our President. Ken L. Kenworthy, Jr., alleging fraud and breach of implied contract and seeking damages relating to a claimed interest in an oil and gas well we drilled in Harrison County, Texas in 2000. The Plaintiff claims we permitted Downs No. 1 Well to cease producing and relevant leases to expire and subsequently drilling another well in lieu of reworking or redrilling the well. The Plaintiffs claim they were entitled to an interest in the well and seek actual damages of $750,000, unspecified punitive damages and attorney fees. We have denied these allegations and asserted that the old leases expired due to lack of production after numerous attempts were made to restore the old well problem. We have also claimed that we purchased the leases in question out of the PPMI/ORMI bankruptcy proceeding free and clear of all unrecorded claims. In a related proceeding, on October 9, 2001 we filed a motion to reopen the bankruptcy proceeding and filed a notice of appeal in the denial of such motion of January 22, 2002. We moved to reopen the first proceeding in order to institute adversary proceedings seeking orders declaring that we purchased the oil and gas property that is at issue in this lawsuit free and clear of the interest claimed by the plaintiffs. We intend to vigorously defend this action and do not believe it will have any material adverse effect on our financial condition or results of operations.

     On December 13, 2001, we filed a lawsuit in the United States District Court for the Western District of Oklahoma against Nabors Drilling USA, alleging that Nabors made misrepresentations intended to induce GMX into entering into drilling contracts as well as alleging that Nabors breached those contracts by providing substandard drilling services. We terminated the contracts and are seeking damages in an amount representing specified excess cost and loss of profits occasioned by Nabors' acts, plus attorneys' fees. A counterclaim was filed on January 31, 2002 by Nabors claiming that we breached the drilling contracts by failing and/or refusing to pay the full amount of Nabors' outstanding invoices and prematurely terminating the drilling contracts. Nabors seeks damages of 8.9 million, consisting of $1.8 million in unpaid invoices and $7.1 million for contract termination fees, plus interest and attorneys' fees.

     In February 2002, Nabors filed materialmen's liens against seven wells asserting claims for amounts due for drilling services on these wells in the aggregate amounts of $1.8 million and demanded payment by March 21, 2002. The Company intends to dispute these claims based on its positions that Nabors' draw on a $1 million letter of credit to secure payment should have been applied to the unpaid invoices and that some of the amounts are not otherwise properly owing. Nabors has threatened to foreclose its lien if it is not paid, which if successful, could result in the Company losing all or a position of its interest in these wells.

     This action is still in the preliminary stages. We intend to vigorously prosecute and defend this action, but the ultimate outcome is not determinable. If Nabors prevails in the litigation, it could have material adverse effects on our financial condition, results of operations and prospects.

5. Management's Plans

     The Company plans to continue to proceed with the legal proceeding related to Nabors. A finding in the Company's favor or a settlement with Nabors would reduce the Company's exposure to amounts asserted as obligations by Nabors. See Commitments and Contingencies above.

     The Company has initiated a process to potentially sell a portion of its proved producing and proved undeveloped reserves. The Company will also continue to pursue additional debt and equity financings to complement the expected continued positive operating cash flow in order to reduce the Company's past due accounts payable balance and continue the Company's development program. As a result of the liquidity issues described above, the Company has reduced its capital expenditures in the first and second quarters of 2002. The Company may also enter into development arrangements with other industry participants to fund the development of the Company's proved undeveloped reserves. Such arrangements would reduce or eliminate the Company's initial cash disbursements for development. Such arrangements would also reduce the Company's future expected operating cash flows due to the reduced interest ownership.

     The Company has prepared these financial statements assuming that it will continue as a going concern. As discussed above in Commitment and Contingencies and as a result of the non-compliance with certain of its debt covenants under the Credit Facility, the Company has a working capital deficiency. These issues raise substantial doubt about the Company's ability to continue as a going concern absent the implementation of management's plans. The consolidated financial statements do not include any adjustments that may arise from the outcome of this uncertainty.

Item 2:  Management's Discussion and Analysis or Plan Of Operation.

Summary Operating Data

     The following table presents an unaudited summary of certain operating data for the periods indicated.

                                                            Three Months
                                                               Ended
                                                              March 31,
                                                        ---------------------
                                                          2001         2002
                                                        --------     --------
Production:
Oil production (MBbls)                                        19          22
Natural gas production (MMcf)                                147         536
Equivalent production (MMcfe)                                262         668

Average Sales Price:
Oil price (per Bbl) (1)                                 $  29.52     $ 19.54
Natural gas price (per Mcf) (1)                             5.49        2.41
                                                        --------     -------

Average sales price (per Mcfe)                          $   5.24     $  2.58

Operating and Overhead Costs (per Mcfe):
Lease operating expenses                                $   1.47     $   .48
Production and severance taxes                               .29         .15
General and administrative                                   .98         .75
                                                        --------     -------
         Total                                          $   2.74     $  1.38
                                                        --------     -------

Cash Operating Margin (per Mcfe)                        $   2.50     $  1.20

Other (per Mcfe):
Depreciation, depletion and amortization
(oil and gas property only)                             $    .30     $   .76

----------------------------------------
(1) Net of results of hedging activities which increased the average gas price in the first quarter ended March 31, 2002 by $.04 per Mcf and reduced the average gas price in the first quarter ended March 31, 2001 by $.95 per Mcf. Hedging activities in the first quarter of 2001 increased the average oil price by $2.00 per Bbl. as a result of an early settlement.

Results of Operations--Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Oil and Gas Sales. Oil and gas sales in the three months ended March 31, 2002 increased 25% to $1,721,874 compared to the three months ended March 31, 2001. This increase was due to an increase production of gas and oil, accounting for 71% of the increase which was partially offset by a decrease in oil and gas prices, which decreased 46%. The average price per barrel of oil and mcf of gas received in the three months ended March 31, 2002 was $19.54 and

$2.41, respectively, compared to $29.52 and $5.49, respectively, in the three months ended March 31, 2001. During March 2002, the Company hedged 50,000 and 40,000 MMBtu of gas through price swap agreements with a fixed price of $2.66 and $2.67 per MMBtu respectively. Production of oil for the first three months ended 2002 increased to 22 MMbls compared to 19 MMbls for the first three months of 2001. Gas production for the first three months ended 2002 increased to 536 MMcf compared to 147 MMcf for the first three months ended March 31, 2001, an increase of 265%. Increased production in the first three months of 2002 resulted primarily from the addition of new wells in 2001.

     Lease Operations. Lease operations expense decreased $62,919, or 16%, in the first three months ended March 31, 2002 to $322,335, compared to the three months ended March 31, 2001. The decreased expense resulted from a decrease in well recompletion costs. Lease operations expense on an equivalent unit of production basis was $.48 per Mcfe in the three months ended March 31, 2002 compared to $1.47 per Mcfe for the three months ended March 31, 2001. This per unit decrease resulted from an increase in production coupled with a decrease in nominal operating expenses, primarily the reduction in workovers and recompletion costs.

     Production and Severance Taxes. Production and severance taxes increased 26% to $96,699 in the three months ended March 31, 2002 compared to $77,015 in the three months ended March 31, 2001. Production and severance taxes are assessed on the value of the oil and gas produced. As a result, the increase resulted primarily from increased oil and gas sales as described above.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $499,407, or 524%, to $594,761 in the three months ended March 31, 2002. This increase is due primarily to a increase in the depletion rate for 2002 along with higher production levels. The oil and gas depreciation, depletion and amortization rate per equivalent unit of production was $.76 per Mcfe in the three months ended March 31, 2002 compared to $.30 per Mcfe in the three months ended March 31, 2001. The depletion rate increased primarily from the effects of wells completed in 2001 that increased costs and reserves and an increase in production during the 2002 period.

     Interest. Interest expense for the three months ended March 31, 2002 was $85,793 compared to $142,280 for the three months ended March 31, 2001. This decrease is primarily attributable to the decline in the average interest rates during the three months ended March 31, 2002. Average borrowings for 2002 were $8.1 million compared to $6 million during 2001.

     General and Administrative Expense. General and administrative expense for the three months ended March 31, 2002 was $502,668 compared to $256,540 for the three months ended March 31, 2001. This increase of $246,128, or 96%, was the result of an increase in salaries of $104,545, legal and professional of $42,510, and an increase in other general and administrative expense of $99,073. The salary increase was a result of additions of administrative personnel. General and administrative expense per equivalent unit of production was $.75 per Mcfe for the three months ended March 31, 2002 compared to $.98 per Mcfe for the comparable period in 2001.

     Income Taxes. Income tax expense for the three months ended March 31, 2002 was $17,000 compared to $111,000 for the three months ended March 31, 2001. This decrease resulted from decreased net income in 2002 compared to 2001. Additionally, permanent differences associated with statutory depletion deduction in excess of cost depletion reduced the Company's effective tax rate from an expected statutory rate of 38% to our effective tax rate of 15%.

Capital Resources and Liquidity

     Our business is capital intensive. Our ability to grow our reserve base is dependent upon our ability to obtain outside capital and generate cash flows from operating activities to fund our investment activities. Our cash flows from operating activities are substantially dependent upon oil and gas prices and significant decreases in market prices of oil or gas, as occurred in the first quarter of 2002 compared to the first quarter of 2001, could result in reductions of cash flow and affect the amount of our capital investment. Cash flows from financing activities have also been a significant source of funding. Our ability to fund capital expenditures in the short term in dependent upon implementing management's plans as discussed in Note 5 to the accompanying financial statements.

     On February 12, 2001, we completed our initial public offering of 1,250,000 units with net proceeds of approximately $8.5 million. These proceeds were used primarily for development drilling. In July 2001 we sold an additional 2,300,000 common shares through a secondary offering with net proceeds of approximately $11.3 million. These proceeds have been used primarily for development drilling.

Cash Flow--Three Months Ended March 31, 2002 Compared to three months ended March 31, 2001

     In the three months ended March 31, 2002 and 2001, GMX spent $1,407,046 and $1,059,891, respectively, in oil and gas acquisitions and development activities. These investments were funded for the three months ended March 31, 2002 by bank borrowings. EBITDA for the three months ended March 31, 2002 was $793,672 compared to $701,635 for the three months ended March 31, 2001, an increase of 13%. This increase resulted primarily from increases in production mitigated by decreases in oil and gas prices. EBITDA is defined as income (loss) before interest, income taxes, depreciation, depletion and amortization. EBITDA is a financial measure commonly used in the oil and gas industry and we use it, and expect investors to use it as an indicator of a company's ability to service and incur debt. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with accounting principles generally accepted in the United States of America, or as a measure of a company's profitability or liquidity. EBITDA measures as presented may not be comparable to other similarly titled measures of other companies.

Credit Facility

     On October 31, 2000, the Company entered into a new secured credit facility, which replaced a prior credit facility. The new credit facility provides for a line of credit of up to $15,000,000 (the "Commitment"), subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves which is reduced monthly to account for production ("Borrowing Base"). The amount of credit available at any one time under the credit facility is the lesser of the Borrowing Base of the amount of the Commitment. At March 31, 2002, the Borrowing Base was $10 million all of which was outstanding. The terms of the credit facility are more fully described in our annual report on Form 10-KSB for the year ended December 31, 2001.

     The credit facility contains various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sale of assets, mergers and consolidations, dividends and distributions, changes in management and require the maintenance of various financial ratios.

     As of March 31, 2002, the Company is not in compliance with the positive working capital covenant included in the credit facility. Additionally, as discussed in Note 4, liens have been filed against several of the Company's properties. The filing of the liens created an additional instance of noncompliance with the credit facility covenants. The lender has not waived either of the noncompliance items. The noncompliance creates a technical default under the terms of the 2000 credit facility, although the lender has not demanded immediate payment. As a result of the technical default, the borrowings outstanding under the facility have been reflected as current in the accompanying consolidated balance sheet.

     As of March 31, 2002, the Company was current in its monetary repayment obligations to the bank, which consists of monthly interest. As of such date, there were no required scheduled principal payments.

Working Capital

     At March 31, 2002, we had a working capital deficit of $13,376,377. Total long-term debt outstanding at March 31, 2002 was $10 million, representing 26% of our total capitalization. On a pro forma basis if our bank debt were not in default, our working capital deficit as of March 31, 2002 would have been $3,376,377.

Commitments and Contingencies

     The Company is party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, the Company's estimates of the outcome of such matters, and its experience in contesting, litigating, and settling similar matters. None of the actions are believed by management to involve future amounts that would be material to the Company's financial position or results of operations after consideration of recorded accruals.

     See Note 4 above for a description of pending litigation.

Forward-Looking Statements

     All statements made in this document and accompanying supplements other than purely historical information are "forward looking statements" within the meaning of the federal securities laws. These statements reflect expectations and are based on historical operating trends, proved reserve positions and other currently available information. Forward looking statements include statements regarding future plans and objectives, future exploration and development expenditures and number and location of planned wells, statements regarding the quality of our properties and potential reserve and production levels, statements regarding potential sales of properties and statements regarding the status or expected outcome of pending litigation. These statements may be preceded or followed by or otherwise include the words "believes", "expects", "anticipates", "intends", "plans", "estimates", "projects" or similar expressions or statements that events "will" or "may" occur. Except as otherwise specifically indicated, these statements assume that no significant changes will occur in the operating environment for oil and gas properties and that there will be no material acquisitions or divestitures except as otherwise described.

     The forward looking statements in this report are subject to all the risks and uncertainties which are described in our annual report on Form 10-KSB for the year ended December 31, 2001 and in this document. We may also make material acquisitions or divestitures or enter into financing transactions. None of these events can be predicted with certainty or not taken into consideration in the forward-looking statements.

     For all of these reasons, actual results may vary materially from the forward looking statements and we cannot assure you that the assumptions used are necessarily the most likely. We will not necessarily update any forward looking statements to reflect events or circumstances occurring after the date the statement is made except as may be required by federal securities laws.

     There are a number of risks that may affect our future operating results and financial condition. These are described in more detail in our Form 10-K for the year ended December 31, 2001.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

     There have been no material developments in pending legal proceedings reported in the Form 10-KSB for the year ended December 31, 2001.

Item 2. Changes in Securities
        ---------------------

        None

Item 3. Defaults Upon Senior Securities
        -------------------------------

     See Item 2 Management's Discussion and Analysis or Plan of Operation for a description of a default under the Company's credit facility.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        None

Item 5. Other Information
        -----------------

        None

Item 6. Exhibits and Reports On Form 8-K.
        ---------------------------------

     (a) Exhibits: None

     (b) Reports on Form 8-K: None.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GMX RESOURCES INC.
                                               (Registrant)

Date:    May 20, 2002         /s/ Ken L. Kenworthy, Sr.
      -------------------     --------------------------------------------------
                              Ken L. Kenworthy, Sr., Executive Vice President
                              and Chief Financial Officer
                              (Principal Financial Officer)