Form 10QSB
period 2002-06-30
GMX RESOURCES INC
filed 2002-08-14
CIK 1127342

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from to ______________ to _______________

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


As of June 30, 2002 there were 6,550,000 shares of GMX Resources Inc. Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               GMX RESOURCES, INC.
                                   Form 10-QSB
                       For the Quarter Ended June 30, 2002

                                TABLE OF CONTENTS

                                                                         PAGE

PART I.  FINANCIAL INFORMATION                                             3

Item 1:   Financial Statements                                             3

          Consolidated Balance Sheets as of December 30, 2001              3
          and June 30, 2002

          Consolidated Statements of Operations for the three and six
          months ended June 30, 2001 and June 30, 2002                     4

          Consolidated Statements of Comprehensive Income for the three
          and six ended June 30, 2001 and June 30, 2002                    5

          Consolidated Statements of Cash Flows for the six months
          ended June 30, 2001 and June 30, 2002                            6

          Condensed Notes to Interim Financial Statements                  7

Item 2:   Management's Discussion and Analysis or Plan of Operation       12


PART II. OTHER INFORMATION

Item 1:   Legal Proceedings                                               19

Item 2:   Changes in Securities                                           19

Item 3:   Defaults Upon Senior Securities                                 19

Item 4:   Submission of Matters to a Vote of Security Holders             19

Item 5:   Other Information                                               19

Item 6:   Exhibits and Reports on Form 8-K                                19

Signature Page                                                            20

PART I -- FINANCIAL INFORMATION

Item 1:  Financial Statements

                       GMX RESOURCES INC. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                         December 31,        June 30,
                                                                                             2001              2002
                                                                                         -------------     --------------
                                                                                                            (Unaudited)
                                                ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                                       $        3,725    $        66,120
       Accounts receivable--interest owners                                                   194,180            183,632
       Accounts receivable--oil and gas revenues                                            1,116,930          1,138,660
       Inventories                                                                            243,799            255,929
       Deferred Income Taxes                                                                        -            244,044
       Prepaid expenses                                                                        98,512             69,969
                                                                                         -------------     --------------
                  Total current assets                                                      1,657,146          1,958,354
                                                                                         -------------     --------------

OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST METHOD OF
   ACCOUNTING FOR OIL AND GAS PROPERTIES                                                   34,113,269         36,161,068
       Less accumulated depreciation, depletion, and amortization                          (1,964,654)        (2,884,042)
                                                                                       ---------------     --------------
                                                                                           32,148,615         33,277,026
                                                                                       ---------------     --------------

OTHER PROPERTY AND EQUIPMENT                                                                3,159,963          3,183,522
       Less accumulated depreciation                                                         (317,302)          (488,986)
                                                                                       ---------------     --------------
                                                                                            2,842,661          2,694,536
                                                                                       ---------------     --------------

OTHER ASSETS                                                                                   71,252             57,219
                                                                                       ---------------     --------------

                  TOTAL ASSETS                                                         $   36,719,674    $    37,987,135
                                                                                       ===============     ==============

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                                                $    6,880,869    $     1,952,946
       Accrued expenses                                                                       185,763             84,093
       Accrued interest                                                                        26,791              6,764
       Revenue distributions payable                                                          304,291            517,117
       Derivative instruments                                                                       -            697,270
       Current portion of long-term debt                                                    6,280,000         11,828,000
                                                                                       ---------------     --------------
                  Total current liabilities                                                13,677,714         15,086,190

LONG-TERM DEBT, LESS CURRENT PORTION                                                                -                  -

OTHER LIABILITIES                                                                             304,397            396,707

DEFERRED INCOME TAXES                                                                         263,000            296,000

SHAREHOLDERS' EQUITY:
       Preferred stock, par value $.01 per share, 500,000 shares authorized                         -                  -
       Common stock, par value $.001 per share--authorized 50,000,000 shares;
         issued and outstanding 3,000,000 shares in 2000 and 6,550,000 in 2001.                 6,550              6,550
       Additional paid-in capital                                                          20,905,197         20,905,197
       Retained earnings                                                                    1,562,816          1,749,717
       Other comprehensive income (loss)                                                            -           (453,226)
                                                                                       ---------------     --------------
                  Total shareholders' equity                                               22,474,563         22,208,238
                                                                                       ---------------     --------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $   36,719,674    $    37,987,135
                                                                                       ===============     ==============

See accompanying notes to consolidated financial statements.

                       GMX RESOURCES INC. and Subsidiaries
                      Consolidated Statements of Operations

                                                       Three Months Ended June 30, 2002     Six Months Ended June 30, 2002
                                                           2001             2002               2001              2002
                                                       --------------- ----------------     -------------    --------------
                                                                                  (Unaudited)
REVENUE:
  Oil and gas sales                                     $   1,287,913   $  1,658,137       $  2,660,923       $  3,380,011
  Interest income                                              66,134          1,621            112,347              3,091
  Other income                                                      -          7,606              1,221               (364)
                                                        --------------  -------------      -------------      -------------
    Total revenue                                           1,354,047      1,667,364          2,774,490          3,382,738
                                                        --------------  -------------      -------------      -------------

EXPENSES:
  Lease operations                                            391,547        248,208            776,801            570,543
  Production and severance taxes                               70,849        106,050            147,864            202,749
  Depreciation, depletion, and amortization                   114,865        496,311            210,219          1,091,072
  Interest                                                    103,350        117,676            245,630            203,469
  General and administrative                                  493,956        592,336            750,496          1,095,004
                                                        --------------  -------------      -------------      -------------
    Total expenses                                          1,174,567      1,560,581          2,131,010          3,162,837
                                                        --------------  -------------      -------------      -------------

    Income before income taxes                                179,480        106,783            643,481            219,901

INCOME TAXES                                                    6,000         16,000            117,000             33,000
                                                        --------------  -------------      -------------      -------------

    Net income                                          $     173,480    $    90,783        $   526,481        $   186,901
                                                        ==============  =============      =============      =============

    Net income applicable to common shares              $     173,480    $    90,783        $   526,481        $   186,901
                                                        ==============  =============      =============      =============

    EARNINGS PER SHARE--BASIC                           $        0.04    $      0.01        $      0.13              $0.03
                                                        ==============  =============      =============      =============

    EARNINGS PER SHARE--DILUTED                         $        0.04    $      0.01        $      0.13        $      0.03
                                                        ==============  =============      =============      =============

    WEIGHTED AVERAGE COMMON SHARES--BASIC                   4,250,000      6,550,000          3,953,039          6,550,000
                                                        ==============  =============      =============      =============

    WEIGHTED AVERAGE COMMON SHARES--DILUTED                 4,282,862      6,550,000          3,979,803          6,550,000
                                                        ==============  =============      =============      =============


See accompanying notes to consolidated financial statements.

                       GMX RESOURCES INC. and Subsidiaries

             Consolidated Statements of Comprehensive Income (Loss)

                                                                 Three Months Ended         Six Months Ended
                                                                   June 30, 2002              June 30, 2002
                                                                  2001        2002          2001         2002
                                                               ----------   ----------   -----------   ------------
                                                                                 (Unaudited)
Net income                                                     $ 173,480    $  90,783    $  526,481    $   186,901

Other comprehensive income (loss), net of tax:

        Cumulative effect of change in accounting principle            -            -       (69,108)             -
        Adjustment for derivative losses reclassified into
              oil and gas sales                                  (38,167)     125,580        64,189        110,110
        Change in fair value of derivative instruments                 -       42,690         4,919       (563,336)
                                                               ----------   ----------   -----------   ------------

Comprehensive income (loss)                                    $ 135,313    $ 259,053    $  526,481    $  (266,325)
                                                               ==========   ==========   ===========   ============

See accompanying notes to consolidated financial statements.

                       GMX RESOURCES INC. and Subsidiaries
                      Consolidated Statements of Cash Flows
                Six Months Ended June 30, 2001 and June 30, 2002

                                                                                             2001              2002
                                                                                        -------------      -------------
                                                                                                   (Unaudited)
CASH FLOWS DUE TO OPERATING ACTIVITIES
       Net income                                                                       $    526,481       $    186,901
       Adjustments to reconcile net income to net cash provided by operating activities:
                 Depreciation, depletion, and amortization                                   210,219          1,091,072
                 Deferred income taxes                                                       117,000             33,000
                 (Gain) loss on sale of other property and equipment                            (580)                 -
                 (Gain) loss on sale of investments                                                -             (3,714)
                 Decrease (increase) in:
                      Accounts receivable                                                    (26,870)           (11,183)
                      Inventory and prepaid expenses                                        (130,432)           (43,678)
                 Increase (decrease) in:
                      Accounts payable                                                       989,803         (4,927,923)
                      Accrued expenses and other liabilities                                   3,736           (121,696)
                      Revenue distributions payable                                         (271,140)           305,136
                                                                                        -------------      -------------

                            Net cash provided by (used in) operating activities            1,418,217         (3,492,085)
                                                                                        -------------      -------------
CASH FLOWS DUE TO INVESTING ACTIVITIES
       Additions to oil and gas properties                                                (5,596,760)        (2,247,130)
       Purchase of property and equipment                                                   (495,048)           (23,558)
       Proceeds from sale of investments                                                           -             77,838
       Proceeds from sale of oil and gas properties                                                _            199,330
       Proceeds from sale of other property and equipment                                     11,065                  -
                                                                                        -------------      -------------

                            Net cash (used in) investing activities
                                                                                          (6,080,743)        (1,993,520)
                                                                                        -------------      -------------
CASH FLOWS DUE TO FINANCING ACTIVITIES

      Advances on borrowings                                                                       -          5,720,000
      Payments on debt                                                                    (2,953,864)          (172,000)
      Drilling advances                                                                      119,895                  -
      Proceeds from issuance of common stock                                               8,588,465                  -
                                                                                        -------------      -------------

                            Net cash provided  by  financing activities                    5,754,496          5,548,000
                                                                                        -------------      -------------

Net increase in cash                                                                       1,091,970             62,395

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              30,043              3,725
                                                                                        -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $  1,122,013       $     66,120
                                                                                        =============      =============


CASH PAID FOR INTEREST                                                                  $    239,904       $    203,469
                                                                                        =============      =============


See accompanying notes to consolidated financial statements.

                               GMX RESOURCES INC.
                 CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
                Six months ended June 30, 2001 and June 30, 2002
                                   (unaudited)

1.   Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in GMX Resources Inc.'s 2001 Annual Report on Form 10-KSB.

     In the opinion of GMX's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of GMX as of June 30, 2002, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2002 and 2001.

     On February 12, 2001, the Company sold 1,250,000 units at a price of $8.00 per unit and received $8,310,560 in proceeds, net of commissions and offering expenses. The units consisted of 1,250,000 shares of common stock, 1,250,000 class A warrants, and 1,250,000 class B warrants. The class A warrants allow holders to purchase commons shares of the Company for $9.00 per share prior to March 12, 2002 and $12.00 per share thereafter. The class B warrants allow holders to purchase common shares of the Company for $10.00 per share. The class A warrants expire on February 12, 2006 and the class B warrants expire on February 12, 2003. The Company used a portion of the proceeds of the offering to repay $427,500 of loans from shareholders. GMX has also granted the underwriters five year warrants to purchase up to 125,000 units for $9.60 per share expiring in February 2006.

     In July 2001, the Company completed a secondary public offering of 2,300,000 shares of common stock at an offering price of $5.50 per share. The proceeds of the offering, net of underwriters' fees and other expenses were approximately $11.3 million. GMX has also granted the underwriters five-year warrants to purchase up to 200,000 shares for $6.60 per common share expiring in July 2006.

2.   Derivative Instruments and Hedging Activities

     The Company has entered into two natural gas price swaps initiated in March 2002 and expiring in February 2003. These agreements related to 50,000 and 40,000 MMBtu per month respectively, whereby the Company will receive a fixed price of $2.66 and $2.67 per MMBtu, respectively and pay the counterparty an index price. These swap agreements cover approximately 85% of the Company's expected monthly production during the period the agreements are in effect.

The fair value of these financial instruments as of June 30, 2002 was a liability of $697,270. There were no outstanding financial instruments as of December 31, 2001.

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

GMX does not hold or issue derivative instruments for trading purposes. Both of GMX's commodity price financial swaps in place at June 30, 2002 were designed as cash flow hedges. Changes in the fair value of these derivatives are reported in "other comprehensive income." These amounts are reclassified to oil and gas sales when the forecasted transaction takes place.

3.   Earnings Per Share

     For the six months ended June 30, 2002, there were no warrants that were considered to be dilutive in the computation of earnings per share. As of this date, GMX has outstanding 1,250,000 Class A warrants and 1,250,000 Class B warrants issued as part of the February 2001 public offering, 125,000 additional warrants that were issued to the underwriters of the February 2001 offering and 200,000 additional warrants that were issued to underwriters of the July 2001 offering. The exercise price of the warrants exceeded the average price of the underlying securities during the first six months of 2002. Additionally, GMX granted 13,000 stock options to employees during the first six months of 2002. The exercise price of these options and the 170,000 options granted in 2001 exceeded the average price of the underlying securities during the first six months of 2002.

     For the six months ended June 30, 2001, there were no securities that were considered to be dilutive in the computation of earnings per share. As of such date, GMX had outstanding 1,250,000 Class A warrants and 1,250,000 Class B warrants issued as part of the February 2001 offering and 125,000 additional warrants that were issued to the underwriters of the February 2001 offering. The exercise prices of the warrants exceeded the average price of the underlying securities during the first three and six months of 2001. Additionally, GMX issued 89,000 stock options to employees during the first three months of 2001. The exercise price of the options exceeded the average price of the underlying securities during the first three and six months ended June 30, 2001.

4.   Long Term Debt

     On October 31, 2000, the Company entered into a new secured credit facility, which replaced a prior credit facility. The new credit facility provides for a line of credit of up to $15,000,000 (the "Commitment"), subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves which is reduced monthly to account for production ("Borrowing Base"). The amount of credit available at any one time under the credit facility is the lesser of the Borrowing Base or the amount of the Commitment. As of December 31, 2000, the Borrowing Base was $7,145,000, which began reducing by $105,000 per month beginning December 1, 2000. Effective December 17, 2001, as a result of our review of our proved reserves, the Borrowing Base was increased to $10,000,000 making an additional $3,700,000 available for borrowing to pursue our development plan. Under the original agreement, borrowings bore interest at the prime rate plus 1/2%. The credit facility requires payment of an annual facility fee equal to 1/2% on the unused amount of the Borrowing Base. The Company is obligated to make principal payment if the amount outstanding would exceed the Borrowing Base. Borrowings under the credit agreement are secured by substantially all of the Company's oil and gas properties. On May 28, 2002, the credit facility was amended to increase the borrowing base to $12,500,000 subject to monthly commitment reductions. Monthly commitment reductions are $172,000 for June and July 2002. Beginning August 1, 2002, and continuing until the next borrowing base determination (September 1, 2002), the monthly commitment reduction will be $172,000 plus any positive difference between the $172,000 and 80% of "Net Cash Flow" (net income before income taxes plus non-cash expenses) for the second preceding month. The amendment also increased the interest rate to the prime rate plus 1%. At June 30, 2002, there was no additional capacity for the Company to borrow.

     The credit facility contains various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sales of assets, mergers and consolidations, dividends and distributions, changes in management and require the maintenance of various financial ratios. The amended credit facility, as noted above, provided for a waiver for the quarterly periods ending December 31, 2001 and March 31, 2002 for noncompliance with the current ratio requirement. This waiver was provided on a one time basis only. As of June 30, 2002, the Company has also received a waiver for noncompliance with current ratio requirement.

5.   Commitments and Contingencies

     The Company is party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about matters, the Company's estimates of the outcome of such matters, and its experience in contesting, litigating, and settling similar matters. Except as described below, none of the actions are believed by management to involve future amounts that would be material to the Company's financial position or results of operations after consideration of recorded accruals.

On March 1, 2001, Larry Miller and certain other parties filed an action in the United States District Court for the Eastern District of Texas, Marshall Division, against us and our President, Ken L. Kenworthy, Jr., alleging fraud and breach of implied contract and seeking damages relating to a claimed interest in an oil and gas well we re-entered in Harrison County, Texas in 2000. The plaintiffs claim we permitted the Downs No. 1 Well to cease producing and relevant leases to expire and subsequently reentered a well on new leases creating a new unit in lieu of reworking the original Downs No. 1 well. The plaintiffs claim they were entitled to an interest in the well and seek actual damages of $750,000, unspecified punitive damages and attorney fees. We have denied these allegations and asserted that the old leases expired due to lack of production after numerous attempts were made to restore the old well problem. We have also claimed that we purchased the leases in question out of the PPMI/ORMI bankruptcy proceeding free and clear of all unrecorded claims. In a related proceeding, on October 9, 2001 we filed a motion to reopen the bankruptcy proceeding and filed a notice of appeal in the denial of such motion of January 22, 2002. We moved to reopen the first proceeding in order to institute adversary proceedings seeking orders declaring that we purchased the oil and gas property that is at issue in this lawsuit free and clear of the interest claimed by the plaintiffs. We intend to vigorously defend this action, which is currently scheduled for trial in October 2002. If this action is tried or if we are unsuccessful in the outcome, the costs of trial and any damages could have a material adverse effect on our financial condition or results of operations.

     On December 13, 2001, we filed a lawsuit in the United States District Court for the Western District of Oklahoma against Nabors Drilling USA, alleging that Nabors made misrepresentations intended to induce GMX into entering into drilling contracts as well as alleging that Nabors breached those contracts by providing substandard drilling services. We terminated the contracts and were seeking damages in an amount representing specified excess cost and loss of profits occasioned by Nabors' acts, plus attorneys' fees. A counterclaim was filed on January 31, 2002 by Nabors claiming that we breached the drilling contracts by failing and/or refusing to pay the full amount of Nabors' outstanding invoices and prematurely terminating the drilling contracts. Nabors sought damages of $7.1 million for contract termination fees, plus interest and attorneys' fees.

     On June 3, 2002 the Company entered into an agreement with Nabors to pay all unpaid drilling invoices plus interest in the amount of $889,962. Upon receipt of this payment, Nabors released all liens filed against properties for which it had performed services.

     In addition, this agreement permits GMX to settle this litigation by making additional payments on or before October 15, 2002 of $3,000,000 plus $434,000 for standby payments plus interest from February 3, 2002 through payment date. If GMX does not make such payments at such time (unless extended by Nabors), the settlement will not occur and the matter will proceed.

     This action is still in the preliminary stages and the ultimate outcome is not determinable. If we choose not to settle and Nabors prevails in the ensuing litigation, it could have material adverse effects on our financial condition, results of operations and prospects. No amounts have been accrued as of June 30, 2002 in the accompanying financial statements.

6.   Management's Plans

     The Company has initiated a process to potentially sell a portion of its proved producing and proved undeveloped reserves. The Company will also continue to pursue additional debt and equity financings to complement the expected continued positive operating cash flow in order to reduce the Company's past due accounts payable balance and continue the Company's development program. As a result of the liquidity and litigation issues described above, the Company has reduced its capital expenditures in the first and second quarters of 2002. The Company may also enter into development arrangements with other industry participants to fund the development of the Company's proved undeveloped reserves. Such arrangements would reduce or eliminate the Company's initial cash disbursements for development. Such arrangements would also reduce the Company's future expected operating cash flows due to the reduced interest ownership.

     The Company has prepared these financial statements assuming that it will continue as a going concern. As a result of the maturity date of the credit facility the Company has a working capital deficiency. The litigation issue discussed in Note 5, the significant working capital deficit, and the lack of borrowing capacity on the Company's credit facility raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the successful implementation of management's plans. There can be no assurance that the Company will be able to implement its plans, restructure or extend its credit facility, or that the Company will achieve a successful outcome in the Nabors litigation. The consolidated financial statements do not include any adjustments that may arise from the outcome of these issues.

Item 2:  Management's Discussion and Analysis or Plan Of Operation.

Summary Operating Data

     The following table presents an unaudited summary of certain operating data for the periods indicated.


                                                          Three Months Ended            Six Months Ended
                                                               June 30                      June 30
                                                       -------------------------- ----------------------------
                                                          2001         2002          2001          2002
                                                       ----------- -------------- ----------- ----------------
Production:
Oil production (MBbls)                                        17            21             35           43
Natural gas production (MMcf)                                187           430            334          966
Equivalent production (MMcfe)                                289           556            544        1,224

Average Sales Price:
Oil price (per Bbl) (1)                                $   29.60    $    24.28     $     30.3     $  21.77
Natural gas price (per Mcf) (1)                             4.25          2.67            4.7         2.53
                                                       ---------    ----------     ----------     --------

Average sales price (per Mcfe)                         $    4.46   $      2.98     $      4.8     $   2.75

Operating and Overhead Costs (per Mcfe):

Lease operating expenses                               $    1.35   $       .45     $      1.4     $    .47
Production and severance taxes                               .25           .19             .2          .17
General and administrative                                  1.71          1.06            1.3          .89
                                                       ---------    ----------     ----------     --------
         Total                                         $    3.31   $      1.70     $      3.0     $   1.53
                                                       ---------    ----------     ----------     --------

Cash Operating Margin (per Mcfe)                       $    1.15   $      1.28     $      1.8     $   1.22

Other (per Mcfe):

Depreciation, depletion and amortization - oil and     $     .31   $       .74     $       .3     $     76
gas production

----------------------------
(1) Net of results of (i) oil hedging activities which increased the average oil price in the six months ended June 30, 2001 and second quarter of 2001 by $2.16 and $2.22 per Bbl. and (ii) gas hedging activities which reduced the average gas price in the six months ended June 30, 2001 and the second quarter of 2001 by $.53 and $.54 per Mcf. and decreased the average gas price in the six months ended June 30, 2002 and the second quarter of 2002 by $.17 and $.45 per Mcf., respectively.

Results of Operations--Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001


     Oil and Gas Sales. Oil and gas sales in the three months ended June30, 2002 increased 29% to $1,658,137 compared to the three months ended June 30, 2001. This increase was due to an increase in production of gas and oil, which accounted for 56% of the increase but was partially offset by a decrease in oil and gas prices, which decreased 27%. The average price per barrel of oil and mcf of gas received in the three months ended June 30, 2002 was $24.28 and $2.67, respectively, compared to $29.60 and $4.25, respectively, in the three months ended June 30, 2001. During the three months ended June 30, 2002, the Company hedged 50,000 and 40,000 MMBtu of gas through price swap agreements with a fixed price of $2.66 and $2.67 per MMBtu respectively .The effects of price swap agreements reduced second quarter 2002 sales revenues by $193,200. Production of oil for the three months ended June 30, 2002 increased to 21 MMbls compared to 17 MMbls for the three months ended June 30, 2001. Gas production increased to 430 MMcf for the three months ended June 30, 2002 compared to 187 MMcf for the three months ended June 30, 2001, an increase of 130%. Increased production in the three months ended June 30, 2002 resulted primarily from the addition of new wells during the fourth quarter of 2001.

     Lease Operations. Lease operations expense decreased $143,339 in the three months ended June 30, 2002 to $248,208 a 37% decrease compared to the three months ended June 30, 2001. Decreased expense resulted from a decrease in wells that were recompleted. Lease operations expense on an equivalent unit of production basis was $.45 per Mcfe in the three months ended June 30, 2002 compared to $1.35 per Mcfe for the three months ended June 30, 2001. This per unit decrease resulted from an increase in production coupled with a decrease in nominal operating expenses, primarily the reduction in workover, disposal and maintenance costs.

     Production and Severance Taxes. Production and severance taxes increased 50% to $106,050 in the three months ended June 30, 2002 compared to $70,849 in the three months ended June 30, 2001. Production and severance taxes are assessed on the value of the oil and gas produced exclusive of hedging arrangements. As a result, the increase resulted primarily from increased oil and gas sales as described above.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $381,446 to $496,311 in the three months ended June 30, 2002, up 332% from the three months ended June 30, 2001. This increase is due primarily to a increase in the depletion rate for 2002 along with higher production levels. The oil and gas depreciation, depletion and amortization rate per equivalent unit of production was $.74 per Mcfe in the three months ended June 30, 2002 compared to $.31 per Mcfe in the three months ended June 30, 2001. The depletion rate increased primarily from the effects of wells completed in 2001 that increased reserves and an increase in production during the 2002 period.

     Interest. Interest expense for the three months ended June 30, 2002 was $117,676 compared to $103,350 for the three months ended June 30, 2001. This increase is primarily attributable to an increase in the average debt balance during the three months ended June 30, 2002 offsetting the reduced interest expense from our variable rate credit facility.

     General and Administrative Expense. General and administrative expense for the three months ended June 30, 2002 was $592,336 compared to $493,956 for the three months ended June 30, 2001, an increase of 20%. This increase of $98,380 was the result of an increase in salaries of $176,902, an increase in other general and administrative expense of $49,448, which was offset by a decrease in investor relations of $127,970. The salary increase was a result of an increase in administrative salaries due to the addition of administrative personnel as the Company expanded its operations. General and administrative expense per equivalent unit of production was $1.06 per Mcfe for the three months ended June 30, 2002 compared to $1.71 per Mcfe for the comparable period in 2001. Since June 30,2002, the Company has reduced staffing in light of its reduced level of activity pending receipt of new sources of funding for drilling activities.

     Income Taxes. Income tax expense for the three months ended June 30, 2002 was $16,000 compared to $6,000 for the three months ended June 30, 2001. Permanent differences associated with statutory depletion deduction in excess of cost depletion reduced the Company's effective tax rate from an expected statutory rate of 38% to our effective tax rate of 15 %.

Results of Operations--Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001


     Oil and Gas Sales. Oil and gas sales in the six months ended June 30, 2002 increased 27% to $3,380,011 compared to the six months ended June 30, 2001. This increase is due to an increase in production of gas and oil, accounting for 57% of the increase which was partially offset by a decrease in oil and gas prices, which decreased 30%. The average price per barrel of oil and mcf of gas received in the six months ended June 30, 2002 were $21.77 and $2.53, respectively, compared to $30.35 and $4.75, respectively, in the six months ended June 30, 2001. During the six months ended June 30, 2002, the Company hedged 50,000 and 40,000 MMBtu per month beginning March 2002 through price swap agreements with a fixed price of $2.66 and $2.67 per MMBtu respectively. The effects of price swap agreements reduced 2002 sales revenues by $169,400. During the six months ended June 30, 2001, the Company hedged 120,000 Mcf of gas through price swap agreements with a fixed price of $4.70 per Mcf. The effects of price swap agreements reduced 2001 sales revenues by $179,865. Production of oil for the first six months ended 2002 increased to 43 MMBls compared to 35 MMBls for the first six months of 2001. Gas production increased to 966 MMcf for the first six months of 2002 compared to 334 MMcf for the first six months ended June 30, 2001, an increase of 189%. Increased production in the first six months of 2002 resulted primarily from the addition of new wells in the fourth quarter of 2001.

     Lease Operations. Lease operations expense decreased $206,258 in the six months ended June 30, 2002 to $570,543 a 27% decrease compared to the six months ended June 30, 2001. Decreased expense resulted from a decrease in wells that were recompleted. Lease operations expense on an equivalent unit of production basis was $.47 per Mcfe in the six months ended June 30, 2002 compared to $1.43 per Mcfe for the six months ended June 30, 2001. This decrease resulted from a decrease in operating expenses and an increase in production, primarily due to the reduction in workover, disposal and maintenance costs.

     Production and Severance Taxes. Production and severance taxes increased 37% to $202,749 in the six months ended June 30, 2002 compared to $147,864 in the six months ended June 30, 2001. Production and severance taxes are assessed on the value of the oil and gas produced, exclusive of hedging arrangements. As a result, the increase resulted primarily from increased oil and gas sales as described above.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $880,853 to $1,091,072 in the six months ended June 30, 2002, up 419% from the six months ended June 30, 2001. This increase is due primarily to a increase in the depletion rate for 2001 along with higher production levels. The oil and gas depreciation, depletion and amortization rate per equivalent unit of production was $.76 per Mcfe in the six months ended June 30, 2002 compared to $.31 per Mcfe in the six months ended June 30, 2001. The depletion rate increased primarily from the effects of wells completed in 2001 that increased costs and reserves and an increase in production during the 2002 period.

     Interest. Interest expense for the six months ended June 30, 2002 was $203,469 compared to $245,630 for the six months ended June 30, 2001. This decrease is primarily attributable to a decline in average interest rates offset by a larger average debt balance outstanding during the six months ended June 30, 2002.

     General and Administrative Expense. General and administrative expense for the six months ended June 30, 2002 was $1,095,004 compared to $750,496 for the six months ended June 30, 2001, an increase of 46%. This increase of $344,508 was the result of an increase in salaries of $281,447, a decrease in investor relations expense of $139,579, an increase in legal and professional of $84,404, and an increase in other general and administrative expense of $118,236. The salary increase was a result of an increase in administrative salaries due to the addition of administrative personnel. General and administrative expense per equivalent unit of production was $.89 per Mcfe for the six months ended June 30, 2002 compared to $1.38 per Mcfe for the comparable period in 2001. We expect general and administrative expense to decline on a unit of production basis as our production increases. Since June 30, 2002, the Company has reduced staffing in light of its reduced level of activity pending receipt of new sources of funding for drilling activities.

     Income Taxes. Income tax expense for six months ended June 30, 2002 was $33,000 compared to $117,000 for the six months ended June 30, 2001. This decrease primarily resulted from decreased net income in 2002 compared to 2001.

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

     On February 12, 2001, we completed our initial public offering of 1,250,000 units with net proceeds of approximately $8.5 million. In July, 2001, we sold an additional 2,300,000 common shares through a secondary public offering with net proceeds of approximately $11.3 million. These proceeds have been fully used, primarily for development drilling. See " Liquidity and Possible Property Sales" below for additional information about our funding.

Cash Flow--Six Months Ended June 30, 2002 Compared to six months ended June 30, 2001

     In the six months ended June 30, 2002 and 2001, we spent $1,993,520 and $6,080,743, respectively, in oil and gas acquisitions and development activities. These investments were primarily funded for the six months ended June 30, 2002 by bank borrowings. EBITDA in the six months ended June 30, 2002 was $1,514,442 compared to $1,099,330 in the six months ended June 30, 2001, an increase of 38%. This increase resulted primarily from increases in production partially offset by decreases in oil and gas prices. EBITDA is defined as income
(loss) before interest, income taxes, depreciation, depletion and amortization. EBITDA is a financial measure commonly used in the oil and gas industry and we use it and expect investors to use it as an indicator of a company's ability to service and incur debt. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with accounting principles generally accepted in the United States of America, or as a measure of a company's profitability or liquidity. EBITDA measures as presented may not be comparable to other similarly titled measures of other companies.

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

     On May 28, 2002, the credit facility was amended to increase the borrowing base to $12,500,000 subject to monthly commitment reductions. Monthly commitment reductions are $172,000 for June and July 2002. Beginning August 1, 2002, and continuing until the next borrowing base determination (September 1, 2002), monthly commitment reduction will be $172,000 plus any positive difference between the $172,000 and 80% of "Net Cash Flow"(net income before income taxes plus non-cash expenses) for the second preceding month. As of June 30, 2002, the borrowing base was $11,828,000 all of which was outstanding. The terms of the credit facility are more fully described in Note 4 to the accompanying Financial Statements.

     The credit facility contains various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sale of assets, mergers and consolidations, dividends and distributions, changes in management and require the maintenance of various financial ratios.

     As of June 30, 2002, the Company was not in compliance with the positive working capital covenant included in the credit facility. The lender has waived the positive working capital covenant as of June 30, 2002. In conjunction with the amendment to the credit facility (see above), the promissory note was amended to reflect the credit agreement amendments. The maturity date of the note is May 1, 2003. As a result of this amendment, the borrowing outstanding under the facility has been reflected as current in the Company's June 30, 2002 balance sheet.

     As of June 30, 2002, the Company was current in its monetary repayment obligations to the bank, which consists of monthly principal and interest.

Working Capital

     At June 30, 2002, we had working capital deficit of $13,127,836 including current portion of long-term debt of 11,828,000. On a pro forma basis if our bank debt was not reflected as current, our working capital deficit as of June 30, 2002 would have been $1,299,836. See "Liquidity and Possible Property Sales" below for information concerning our plans to rectify this deficiency.

Commitments and Contingencies

     See Note 5 to accompanying financial statements for a description of pending litigation.

Liquidity and Possible Property Sales

     As of June 30, 2002, the Company's expected future cash flow is sufficient to meet its current obligations, including debt service on the credit facility. However, such cash flow is not sufficient to provide funding for any additional development or other drilling. Subsequent to June 30, 2002, the Company reduced its staffing in order to reduce general and administrative expense pending the receipt of additional sources of funding to support operations. The Company's expected future cash flow is significantly dependent on future oil and gas prices and estimated production levels being maintained.

     On May 17, 2002, the Company announced its plans to sell all of its interest in its Kansas oil and gas properties, which had proved reserves of 4,038 MMcfe as of December 31, 2001 and to sell at least a one-third interest in its East Texas properties, which had year end proved reserves of 77,177 MMcfe. The sale of these properties is intended to provide funding for the Nabors litigation settlement, payment of past due accounts payable and additional development drilling. The Company has also indicated that it may consider a sale of the entire company and is also considering other strategic alternatives. On July 17, 2002, the Company engaged Petroleum Place Advisors to assist it as a financial advisor in connection with the possible property sales and other alternatives. The Company is also exploring possible joint venture drilling arrangements to provide funding for drilling activities.

     The Company anticipates that a significant portion of the proceeds of sale of the properties will be used to repay debt under its credit facility. If the proceeds of these sales or other transactions are not sufficient to fund the Nabors litigation settlement, the Company may have to litigate with Nabors over its existing dispute and the outcome of this litigation could have an adverse effect on the Company. The exact timing and net proceeds of any property sale or other transaction were not determinable as of June 30, 2002 or the date of filing of this report. Pending receipt of these sale proceeds or the outcome of other transactions, the Company does not expect to conduct additional drilling activities unless alternative sources of financing through joint ventures or otherwise can be obtained.

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

     The forward looking statements in this report are subject to all the risks and uncertainties, which are described in this document. We may also make material acquisitions or divestitures or enter into financing transactions. None of these events can be predicted with certainty or not taken into consideration in the forward looking statements.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

        See Note 5 to accompanying financial statements in Part I, Item 1 above for information concerning developments in pending legal proceedings.

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its annual meeting of shareholders on May 30, 2002. All of the existing directors of the Company were reelected for a term expiring at the next annual meeting or until their respective successors are elected and qualified. The following sets forth information concerning the election of each director.

         Name                               Votes For         Votes Withheld    Abstentions
         ----------------------------------------------------------------------------------
         Ken L.Kenworthy, Jr                6,320,750         0                   229,250
         Ken L.Kenworthy, Sr.               6,320,750         0                   229,250
         Tom Boismier                       6,320,750         0                   229,250
         Steven Craig                       6,320,750         0                   229,250

Item 5. Other Information

        None

Item 6. Exhibits and Reports On Form 8-K

    (a) Exhibits: See Exhibit Index

    (b) Reports on Form 8-K:  None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   GMX RESOURCES INC.
                                                     (Registrant)

Date:    August 14, 2002                    /s/ Ken L. Kenworthy, Sr.
      ------------------------------        ------------------------------------
                                            Ken L. Kenworthy, Sr., Executive
                                            Vice President and Chief Financial
                                            Officer
                                            (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.                Description

10.1             Second Amendment to Credit Agreement dated May 28, 2002
10.2             Letter Agreement dated June 3, 2002 between GMX Resources Inc.
                 and Nabors Drilling USA, LP
99.1             Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                 1350
99.2             Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                 1350