Form 10QSB
period 2002-09-30
GMX RESOURCES INC
filed 2002-11-14
CIK 1127342

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from to
Commission file number 000-32325

GMX RESOURCES INC.
(Exact name of small business issuer as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	73-1534474 (IRS Employer Identification No.)
One Benham Place, 9400 North Broadway, Suite 600, Oklahoma City, Oklahoma 73114 (Address of principal executive offices)
(405) 600-0711 (Issuer's Telephone Number)
NA (Former name, former address and former fiscal year, if changed since last report)

        As of September 30, 2002 there were 6,550,000 shares of GMX Resources Inc. Common Stock outstanding.

        Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

GMX Resources, Inc.
Form 10-QSB
For the Quarter Ended September 30, 2002

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

GMX Resources Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2001	September 30, 2002
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,725	$576,541
Accounts receivable—interest owners	194,180	149,043
Accounts receivable—oil and gas revenues	1,116,930	490,259
Inventories	243,799	236,229
Deferred income taxes	—	211,326
Prepaid expenses	98,512	35,624

Total current assets	1,657,146	1,699,022

OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES	34,113,269	32,296,101
Less accumulated depreciation, depletion, and amortization	(1,964,654)	(3,168,707)

	32,148,615	29,127,394

OTHER PROPERTY AND EQUIPMENT	3,159,963	3,199,845
Less accumulated depreciation	(317,302)	(570,256)

	2,842,661	2,629,589

OTHER ASSETS	71,252	287,798

TOTAL ASSETS	$36,719,674	$33,743,803

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,880,869	$1,501,178
Accrued expenses	185,763	72,317
Accrued interest	26,791	6,765
Revenue distributions payable	304,291	453,620
Derivative instruments	—	603,790
Current portion of long-term debt	6,280,000	8,162,000

Total current liabilities	13,677,714	10,799,670
LONG-TERM DEBT, LESS CURRENT PORTION	—	—
OTHER LIABILITIES	304,397	397,611
DEFERRED INCOME TAXES	263,000	293,000
SHAREHOLDERS' EQUITY:
Preferred stock, par value $.01 per share, 500,000 shares authorized	—	—
Common stock, par value $.001 per share—authorized 50,000,000 shares; issued and outstanding 3,000,000 shares in 2000 and 6,550,000 in 2001.	6,550	6,550
Additional paid-in capital	20,905,197	20,905,197
Retained earnings	1,562,816	1,734,239
Other comprehensive income (loss)	—	(392,464)

Total shareholders' equity	22,474,563	22,253,522

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$36,719,674	$33,743,803

See accompanying notes to consolidated financial statements.

GMX Resources Inc.
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(Unaudited)
REVENUE:
Oil and gas sales	$1,602,491	$1,450,288	$4,263,414	$4,830,299
Interest income	66,950	1,268	179,297	4,359
Other income	14,964	4,383	16,185	4,018

Total revenue	1,684,405	1,455,939	4,458,896	4,838,676

EXPENSES:
Lease operations	319,640	269,157	1,096,441	839,700
Production and severance taxes	92,716	91,406	240,580	294,156
Depreciation, depletion, and amortization	220,279	370,710	430,498	1,461,782
Interest	66,202	174,853	311,832	378,322
General and administrative	380,334	568,289	1,130,830	1,663,293

Total expenses	1,079,171	1,474,415	3,210,181	4,637,253

Income (loss) before income taxes	605,234	(18,476)	1,248,715	201,423
INCOME TAXES (BENEFIT)	166,900	(3,000)	283,900	30,000

Net income (loss)	$438,334	$(15,476)	$964,815	$171,423

Net income (loss) applicable to common shares	$438,334	$(15,476)	$964,815	$171,423

EARNINGS (LOSS) PER SHARE—BASIC	$0.07	$(.000)	$0.21	$0.03

EARNINGS (LOSS) PER SHARE—DILUTED	$0.07	$(.000)	$0.20	$0.03

WEIGHTED AVERAGE COMMON SHARES—BASIC	6,098,913	6,550,000	4,676,190	6,550,000

WEIGHTED AVERAGE COMMON SHARES—DILUTED	6,125,712	6,550,000	4,714,065	6,550,000

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(Unaudited)
Net income	$438,334	$(15,476)	$964,815	$171,423
Other comprehensive income (loss), net of tax:
Cumulative effect of change in accounting principle	—	—	(69,108)	—
Adjustment for derivative losses reclassified into oil and gas sales	—	92,820	64,189	202,930
Change in fair value of derivative instruments	—	(32,058)	4,919	(595,394)

Comprehensive income (loss)	$438,334	$45,286	$964,815	$(221,041)

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2001 and September 30, 2002

	2001	2002
	(Unaudited)
CASH FLOWS DUE TO OPERATING ACTIVITIES
Net income	$964,615	$171,423
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	430,498	1,461,782
Deferred income taxes	283,900	30,000
(Gain) loss on sale of other property and equipment	(580)	(3,775)
(Gain) loss on sale of investments	—	(3,714)
Decrease (increase) in:
Accounts receivable	(416,884)	671,660
Inventory and prepaid expenses	(264,711)	(220,212)
Increase (decrease) in:
Accounts payable	4,995,835	(5,379,691)
Accrued expenses and liabilities	9,973	(133,472)
Revenue distributions payable	(208,439)	242,544

Net cash provided by (used in) operating activities	5,794,407	(3,163,455)

CASH FLOWS DUE TO INVESTING ACTIVITIES
Additions to oil and gas properties	(14,785,570)	(2,427,995)
Purchase of property and equipment	(1,500,083)	(45,882)
Proceeds from sale of investments	—	77,838
Proceeds from sale of oil and gas properties	—	4,245,163
Proceeds from sale of other property and equipment	11,065	5,000

Net cash provided by (used in) investing activities	(16,274,588)	1,854,124

CASH FLOWS DUE TO FINANCING ACTIVITIES
Advances on borrowings	—	6,070,000
Payments on debt	(2,953,864)	(4,188,000)
Proceeds from issuance of common stock	19,963,128	—

Net cash provided by financing activities	17,009,264	1,882,000

Net increase in cash	6,529,083	572,669
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,043	3,725

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,559,126	$576,394

CASH PAID FOR INTEREST	$345,578	$378,322

See accompanying notes to consolidated financial statements.

GMX RESOURCES INC.
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
Nine months ended September 30, 2001 and September 30, 2002
(unaudited)

1.    Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in GMX Resources Inc's 2001 Annual Report on Form 10-KSB.

        In the opinion of GMX's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of GMX as of September 30, 2002, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2002 and 2001.

        On February 12, 2001, the Company sold 1,250,000 units at a price of $8.00 per unit and received $8,310,560 in proceeds, net of commissions and offering expenses. The units consisted of 1,250,000 shares of common stock, 1,250,000 class A warrants, and 1,250,000 class B warrants. The class A warrants allow holders to purchase common shares of the Company for $9.00 per share prior to March 12, 2002 and $12.00 per share thereafter. The class B warrants allow holders to purchase common shares of the Company for $10.00 per share. The class A warrants expire on February 12, 2006 and the class B warrants expire on February 12, 2003. The Company used a portion of the proceeds of the offering to repay $427,500 of loans from shareholders. GMX has also granted the underwriters five year warrants to purchase up to 125,000 units for $9.60 per share, expiring in February 2006.

        In July 2001, the Company completed a secondary public offering of 2,300,000 shares of common stock at an offering price of $5.50 per share. The proceeds of the offering, net of underwriters' fees and other expenses were approximately $11.3 million. GMX has also granted the underwriters five-year warrants to purchase up to 200,000 shares for $6.60 per common share, expiring in July 2006.

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

        The fair value of these financial instruments as of September 30, 2002 was a liability of $603,790. There were no outstanding financial instruments as of December 31, 2001.

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

        GMX does not hold or issue derivative instruments for trading purposes. Both of GMX's commodity price financial swaps in place at September 30, 2002 were designated as cash flow hedges. Changes in the fair value of these derivatives are reported in "other comprehensive income." These amounts are reclassified to oil and gas sales as the forecasted transaction takes place.

3.    Earnings Per Share

        For the three and nine months ended September 30, 2002, there were no warrants that were considered to be dilutive in the computation of earnings per share. As of this date, GMX has outstanding 1,250,000 Class A warrants and 1,250,000 Class B warrants issued as part of the February 2001 public offering and 125,000 additional warrants that were issued to the underwriters of the February 2001, and 200,000 additional warrants that were issued to underwriters of the July 2001 offering. The exercise price of the warrants exceeded the average price of the underlying securities during the three and nine month periods ended September 30, 2002. Additionally, GMX granted 13,000 stock options to employees during the first nine months of 2002. The exercise price of these options and the 170,000 options granted in 2001 exceeded the average price of the underlying securities during the three and nine month periods ended September 30, 2002.

        For the nine months ended September 30, 2001, there were no securities that were considered to be dilutive in the computation of earnings per share. As of such date, GMX had outstanding 1,250,000 Class A warrants and 1,250,000 Class B warrants issued as part of the February 2001 offering and 125,000 additional warrants that were issued to the underwriters of the February 2001 offering. The exercise prices of the warrants exceeded the average price of the underlying securities during the first three and six months of 2001. Additionally, GMX issued 89,000 stock options to employees during the first three months of 2001. The exercise price of the options exceeded the average price of the underlying securities during the three and nine months ended September 30, 2001.

4.    Long Term Debt

        On October 31, 2000, the Company entered into a new secured credit facility, which replaced a prior credit facility. The new credit facility provides for a line of credit of up to $15,000,000 (the "Commitment"), subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves which is reduced monthly to account for production ("Borrowing Base"). The amount of credit available at any one time under the credit facility is the lesser of the Borrowing Base or the amount of the Commitment. As of December 31, 2000, the Borrowing Base was $7,145,000, which began reducing by $105,000 per month beginning December 1, 2000. Effective December 17, 2001, as a result of a review of our proved reserves, the Borrowing Base was increased to $10,000,000 making an additional $3,700,000 available for borrowing to pursue our development plan. Under the original agreement borrowings bore interest at the prime rate plus 1/2%. The credit facility requires payment of an annual facility fee equal to 1/2% on the unused amount of the Borrowing Base. The Company is obligated to make principal payment if the amount outstanding would exceed the Borrowing Base. Borrowings under the credit agreement are secured by substantially all of the Company's oil and gas properties. On May 28, 2002, the credit facility was amended to increase the Borrowing Base to $12,500,000 subject to monthly commitment reductions. Monthly commitment reductions were $172,000 for June and July 2002. Beginning August 1, 2002, and continuing until the next Borrowing Base determination (September 1, 2002), the monthly commitment reduction was $172,000 plus any positive difference between the $172,000 and 80% of "Net Cash Flow" (net income before income taxes plus non-cash expenses) for the second preceding month. The amendment also increased the interest rate to the prime rate plus 1%. As of September 30, 2002, the Borrowing Base redetermination had not been completed. As of September 30, 2002, there was no additional capacity for the Company to borrow.

        The credit facility contains various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sales of assets, mergers and consolidations, dividends and distributions, changes in management and require the maintenance of various financial ratios. The amended credit facility, as noted above, provided for a waiver for the quarterly periods ending December 31, 2001 and March 31, 2002 for noncompliance with the current ratio requirement. This waiver was provided on a one time basis only. As of September 30, 2002, the Company was not in compliance with the current ratio requirement. As of September 30, 2002, the Company has received a waiver for this noncompliance.

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

        On March 1, 2001, Larry Miller and certain other parties filed an action in the United States District Court for the Eastern District of Texas, Marshall Division, against the Company and the Company's President, Ken L. Kenworthy, Jr., alleging fraud and breach of implied contract and seeking damages relating to a claimed interest in an oil and gas well we re-entered in Harrison County, Texas in 2000. On October 1, 2002 a settlement agreement was entered into between the Company and the plaintiffs. This agreement provided for $200,000 in cash payments to the plaintiffs by November 1, 2002, together with agreements by GMX to recognize certain unrecorded interests of the plaintiffs in various wells for which GMX was holding net revenues in suspense. The settlement agreement has been consummated and all of the respective parties' claims have been dismissed with prejudice.

        On December 13, 2001, the Company filed a lawsuit in the United States District Court for the Western District of Oklahoma against Nabors Drilling USA, alleging that Nabors made misrepresentations intended to induce GMX into entering into drilling contracts as well as alleging that Nabors breached those contracts by providing substandard drilling services. The Company terminated the contracts for these reasons. A counterclaim was filed on January 31, 2002 by Nabors claiming that the Company breached the drilling contracts by failing and/or refusing to pay the full amount of Nabors' outstanding invoices and prematurely terminating the drilling contracts. Nabors sought damages of $7.1 million for contract termination fees, plus interest and attorneys' fees.

        On June 3, 2002 the Company entered into an agreement with Nabors to pay all unpaid drilling invoices plus interest in the amount of $889,962. Upon receipt of this payment, Nabors released all liens filed against properties for which it had performed services.

        In addition, this agreement permitted GMX, at its discretion, to settle this litigation by making additional payments on or before October 15, 2002 of $3,000,000 plus $434,000 for standby payments plus interest from February 3, 2002 through payment date. The Company did not make the payment on October 15, 2002 and as of November 12, 2002, the Company and Nabors are still in discussion as to a possible settlement.

        This action is still in the preliminary stages and the ultimate outcome is not determinable. If the Company chooses not to settle and Nabors prevails in the ensuing litigation, it could have material adverse effects on the Company's financial condition, results of operations and prospects. Trial of this case is currently scheduled for December, 2002. No amounts have been accrued as of September 30, 2002 in the accompanying financial statements.

6.    Management's Plans

        The Company has initiated a process to potentially sell a portion of its proved producing and proved undeveloped reserves and completed the sale of its Kansas properties in September 2002. As of November 14, 2002, the Company was soliciting bids from potential acquirors of interests in its East Texas properties. The Company will also continue to pursue additional debt and equity financings to complement the expected continued positive operating cash flow in order to reduce the Company's past due accounts payable balance and continue the Company's development program. As a result of the liquidity and litigation issues described above, the Company has reduced its capital expenditures in the first nine months of 2002. The Company may also enter into development arrangements with other industry participants to fund the development of the Company's proved undeveloped reserves. Such arrangements would reduce or eliminate the Company's initial cash disbursements for development. Such arrangements would also reduce the Company's future expected operating cash flows due to the reduced interest ownership.

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

7.    Oil and Gas Property Sale

        Effective September 30, 2002, the Company closed on the sale of its Kansas oil and gas properties with two Kansas based companies. Net proceeds from the transactions were $3.6 million of which $3.3 million was applied to the Company's bank debt.

Item 2: Management's Discussion and Analysis or Plan Of Operation.

Summary Operating Data

        The following table presents an unaudited summary of certain operating data for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2002	2001	2002
Production:
Oil production (MBbls)	22	17	57	60
Natural gas production (MMcf)	398	360	732	1,326
Equivalent production (MMcfe)	530	464	1,077	1,688
Average Sales Price:
Oil price (per Bbl)(1)	$23.64	$26.11	$27.77	$22.92
Natural gas price (per Mcf)(1)	2.71	2.78	3.64	2.60

Average sales price (per Mcfe)	$3.02	$3.13	$3.96	$2.82
Operating and Overhead Costs (per Mcfe):
Lease operating expenses	$.60	$.58	$1.02	$.50
Production and severance taxes	.18	.20	.22	.17
General and administrative	.72	1.22	1.05	.99

Total	$1.50	$2.00	$2.29	$1.66

Cash Operating Margin (per Mcfe)	$1.52	$1.13	$1.67	$1.16
Other (per Mcfe):
Depreciation, depletion and amortization—oil and gas production	$.32	$.61	$.31	$.71

(1)
Net of results of (i) oil hedging activities which increased the average oil price in the nine months ended September 30, 2001 by $1.33 per Bbl. and (ii) gas hedging activities which reduced the average gas price in the nine months ended September 30, 2001 by $.25 per Mcf. and decreased the average gas price in the nine months ended September 30, 2002 and the third quarter of 2002 by $.23 and $.40 per Mcf., respectively.

Results of Operations—Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

        Oil and Gas Sales.    Oil and gas sales in the three months ended September 30, 2002 decreased 9% to $1,450,288 compared to the three months ended September 30, 2001. This decrease was due to a decrease in production of oil and gas, which accounted for 12% of the decrease but was partially offset by an increase in oil and gas prices, which increased 3%. The average price per barrel of oil and mcf of gas received in the three months ended September 30, 2002 was $26.11 and $2.78, respectively, compared to $23.64 and $2.71, respectively, in the three months ended September 30, 2001. During the three months ended September 30, 2002, the Company hedged 50,000 and 40,000 MMBtu per month of gas through price swap agreements with a fixed price of $2.66 and $2.67 per MMBtu respectively.The effects of price swap agreements reduced third quarter 2002 sales revenues by $142,800. Production of oil for the three months ended September 30, 2002 decreased to 17 MBbls compared to 22 MBbls for the three months ended September 30, 2001. Gas production decreased to 360 MMcf for the three months ended September 30, 2002 compared to 398 MMcf for the three months ended September 30, 2001, a decrease of 10%. This decrease in oil and gas production for the three months ended September 30, 2002 resulted primarily from natural declines and the sale of the Company's oil and gas properties in Kansas.

        Lease Operations.    Lease operations expense decreased $50,483 in the three months ended September 30, 2002 to $269,157 a 16% decrease compared to the three months ended September 30, 2001. Decreased expense resulted primarily from the sale of Kansas oil and gas properties described above. Lease operations expense on an equivalent unit of production basis was $.58 per Mcfe in the three months ended September 30, 2002 compared to $.60 per Mcfe for the three months ended September 30, 2001. This per unit decrease resulted from a decrease in production coupled with a decrease in nominal operating expenses, primarily due to the sale of oil and gas properties.

        Production and Severance Taxes.    Production and severance taxes decreased 1% to $91,406 in the three months ended September 30, 2002 compared to $92,716 in the three months ended September 30, 2001. Production and severance taxes are assessed on the value of the oil and gas produced exclusive of hedging arrangements. As a result, the decrease resulted primarily from decreased oil and gas sales as described above.

        Depreciation, Depletion and Amortization.    Depreciation, depletion and amortization expense increased $150,431 to $370,710 in the three months ended September 30, 2002, up 68% from the three months ended September 30, 2001. This increase is due primarily to an increase in the depletion rate for 2002 partially offset by lower production levels. The oil and gas depreciation, depletion and amortization rate per equivalent unit of production was $.61 per Mcfe in the three months ended September 30, 2002 compared to $.32 per Mcfe in the three months ended September 30, 2001. The depletion rate increased primarily from the effects of wells completed in the fourth quarter of 2001 that increased reserves partially offset by a decrease in production during the 2002 period.

        Interest.    Interest expense for the three months ended September 30, 2002 was $174,853 compared to $66,202 for the three months ended September 30, 2001. This increase is primarily attributable to an increase in the average debt balance during the three months ended September 30, 2002 offsetting the reduced interest rate on our variable rate credit facility.

        General and Administrative Expense.    General and administrative expense for the three months ended September 30, 2002 was $568,289 compared to $380,334 for the three months ended September 30, 2001, an increase of 49%. This increase of $187,955 was primarily the result of an increase in salaries of $125,521, an increase in computer expense of $14,397, and an increase in insurance expense of $11,796. General and administrative expense per equivalent unit of production was $1.22 per Mcfe for the three months ended September 30, 2002 compared to $.72 per Mcfe for the comparable period in 2001. This increase is due to the decrease in production as a result of the disposition of oil and gas properties.

        Income Taxes.    Income tax benefit for the three months ended September 30, 2002 was $3,000 compared to an expense of $166,900 for the three months ended September 30, 2001. Permanent differences associated with statutory depletion deduction in excess of cost depletion reduced the Company's effective tax rate from an expected statutory rate of 38% to our effective tax rate of 15%.

Results of Operations—Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

        Oil and Gas Sales.    Oil and gas sales in the nine months ended September 30, 2002 increased 13% to $4,830,299 compared to the nine months ended September 30, 2001. This increase is due to an increase in production of oil and gas, accounting for 38% which was partially offset by a decrease in oil and gas prices, which decreased 25%. The average prices per barrel of oil and mcf of gas received in the nine months ended September 30, 2002 were $22.92 and $2.60, respectively, compared to $27.77 and $3.64 respectively, in the nine months ended September 30, 2001. During the nine months ended September 30, 2002, the Company hedged 50,000 and 40,000 MMBtu per month beginning March 2002 through price swap agreements with a fixed price of $2.66 and $2.67 per MMBtu respectively. The effects of price swap agreements reduced 2002 sales revenues by $312,200. During the nine months ended September 30, 2001, the Company hedged 80,000 Mcf of gas through price swap agreements with a fixed price of $4.70 per Mcf. The effects of price swap agreements reduced 2001 sales revenues by $179,865. Production of oil for the first nine months ended 2002 increased to 60 MBbls compared to 57 MBbls for the first nine months of 2001. Gas production increased to 1,326 MMcf for the first nine months of 2002 compared to 732 MMcf for the first nine months ended September 30, 2001, an increase of 81%. Increased production in the first nine months of 2002 resulted primarily from the addition of new wells in the fourth quarter of 2001.

        Lease Operations.    Lease operations expense decreased $256,741 in the nine months ended September 30, 2002 to $839,700 a 23% decrease compared to the nine months ended September 30, 2001. Decreased expense resulted from a decrease in wells that were recompleted and the sale of Kansas properties. Lease operations expense on an equivalent unit of production basis was $.50 per Mcfe in the nine months ended September 30, 2002 compared to $1.02 per Mcfe for the nine months ended September 30, 2001. This decrease resulted from a decrease in operating expenses and an increase in production, primarily due to the reduction in workover, disposal and maintenance costs.

        Production and Severance Taxes.    Production and severance taxes increased 22% to $294,156 in the nine months ended September 30, 2002 compared to $240,580 in the nine months ended September 30, 2001. Production and severance taxes are assessed on the value of the oil and gas produced, exclusive of hedging arrangements. As a result, the increase resulted primarily from increased oil and gas sales as described above.

        Depreciation, Depletion and Amortization.    Depreciation, depletion and amortization expense increased $1,031,284 to $1,461,782 in the nine months ended September 30, 2002, up 240% from the nine months ended September 30, 2001. This increase is due primarily to an increase in the depletion rate for 2002 along with higher production levels. The oil and gas depreciation, depletion and amortization rate per equivalent unit of production was $.71 per Mcfe in the nine months ended September 30, 2002 compared to $.31 per Mcfe in the nine months ended September 30, 2001. The depletion rate increased primarily from the effects of wells completed in 2001 that increased costs and reserves and an increase in production during the 2002 period.

        Interest.    Interest expense for the nine months ended September 30, 2002 was $378,322 compared to $311,832 for the nine months ended September 30, 2001. This increase is primarily attributable to a larger average debt balance outstanding offset by a decline in average interest rates during the nine months ended September 30, 2002.

        General and Administrative Expense.    General and administrative expense for the nine months ended September 30, 2002 was $1,663,293 compared to $1,130,830 for the nine months ended September 30, 2001, an increase of 47%. This increase of $532,463 was primarily the result of an increase in salaries of $265,714, an increase in computer expense of $82,018, and an increase in legal and professional of $48,278. The salary increase was a result of an increase in administrative salaries due to the addition of administrative personnel. General and administrative expense per equivalent unit of production was $.99 per Mcfe for the nine months ended September 30, 2002 compared to $1.05 per Mcfe for the comparable period in 2001.

        Income Taxes.    Income tax expense for nine months ended September 30, 2002 was $30,000 compared to $283,900 for the nine months ended September 30, 2001. This decrease primarily resulted from decreased net income in 2002 compared to 2001.

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

        On February 12, 2001, we completed our initial public offering of 1,250,000 units with net proceeds of approximately $8.5 million. In July, 2001, we sold an additional 2,300,000 common shares through a secondary public offering with net proceeds of approximately $11.3 million. These proceeds have been fully used, primarily for development drilling. See "Liquidity and Possible Property Sales" below for additional information about our funding.

Cash Flow—Nine Months Ended September 30, 2002 Compared to nine months ended September 30, 2001

        EBITDA in the nine months ended September 30, 2002 was $2,041,527 compared to $1,991,045 in the nine months ended September 30, 2001, an increase of 3%. This increase resulted primarily from increases in production partially offset by decreases in oil and gas prices. EBITDA is defined as income (loss) before interest, income taxes, depreciation, depletion and amortization. EBITDA is a financial measure commonly used in the oil and gas industry and we use it and expect investors to use it as an indicator of a company's ability to service and incur debt. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with accounting principles generally accepted in the United States of America, or as a measure of a company's profitability or liquidity. EBITDA measures as presented may not be comparable to other similarly titled measures of other companies.

        In the nine months ended September 30, 2002, we generated $1,736,124 in cash flows from investing activities, primarily from the sale of oil and gas properties compared to the nine months ended September 30, 2001 in which we spent $16,274,588 in oil and gas acquisitions and development activities. This cash generated for the nine months ended September 30, 2002 was used to repay bank debt under the credit facility.

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

        On May 28, 2002, the credit facility was amended to increase the Borrowing Base to $12,500,000 subject to monthly commitment reductions. Monthly commitment reductions were $172,000 for June and July 2002. Beginning August 1, 2002, and continuing until the next borrowing base determination (September 1, 2002), monthly commitment reductions were $172,000 plus any positive difference between the $172,000 and 80% of "Net Cash Flow"(net income before income taxes plus non-cash expenses) for the second preceding month. As of September 30, 2002 the Borrowing Base redetermination had not been completed. At September 30, 2002, the Borrowing Base was $8,162,000 all of which was outstanding. The terms of the credit facility are more fully described in Note 4 to the accompanying financial statements.

        The credit facility contains various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sale of assets, mergers and consolidations, dividends and distributions, changes in management and require the maintenance of various financial ratios.

        As of September 30, 2002, the Company was not in compliance with the positive working capital covenant included in the credit facility. The lender has waived the positive working capital covenant as of September 30, 2002. In conjunction with the amendment to the credit facility (see above), the promissory note was amended to reflect the credit agreement amendments. The maturity date of the note is May 1, 2003. As a result of the maturity date, the borrowing outstanding under the facility has been reflected as current in the Company's September 30, 2002 balance sheet.

        As of September 30, 2002, the Company was current in its monetary repayment obligations to the bank, which consists of monthly principal and interest.

Working Capital

        At September 30, 2002, we had working capital deficit of $9,100,648 including current portion of long-term debt of $8,162,000. On a pro forma basis if our bank debt was not reflected as current, our working capital deficit as of September 30, 2002 would have been $938,648. See "Liquidity and Property Sales" below for information concerning our plans to rectify this deficiency.

Commitments and Contingencies

        See Note 5 to the accompanying financial statements for a description of pending litigation.

Liquidity and Property Sales

        As of September 30, 2002, the Company's expected future cash flow is sufficient to meet its current obligations, including debt service on the credit facility. However, such cash flow is not sufficient to provide funding for any additional development or other drilling. The Company's expected future cash flow is significantly dependent on future oil and gas prices and estimated production levels being maintained.

        As of September 30, 2002, the Company completed the sale of oil and gas properties in Kansas. This sale resulted in divestiture of all its Kansas properties which had proved reserves of 4,038 MMcfe as of December 31, 2001. Net proceeds of the sales were $3.6 million of which $3.3 million was applied to the Company's bank debt.

        On April 13, 2002, the Company announced its plans to sell at least a one-third interest in its East Texas properties, which had year end proved reserves of 77,177 MMcfe. The sale of these properties is intended to provide funding for repayment of bank debt, funding for the Nabors litigation, if any, payment of past due accounts payable and additional development drilling. The Company has also indicated that it may consider a sale of the entire company and is also considering other strategic alternatives. On July 17, 2002, the Company engaged Petroleum Place Advisors to assist it as a financial advisor in connection with the possible property sales and other alternatives. The Company is also exploring possible joint venture drilling arrangements to provide funding for drilling activities.

        The Company anticipates that a significant portion of the proceeds of sale of the properties will be used to repay debt under its credit facility. The Company is also continuing discussions with Nabors about the possible settlement of litigation and expects that proceeds from sale of properties would also be used to pay any settlement that is reached. If the Company is unable to reach a settlement, the Company may have to litigate with Nabors over its existing dispute and the outcome of this litigation could have an adverse effect on the Company. The exact timing and net proceeds of this property sale or other transaction were not determinable as of September 30, 2002 or the date of the filing of this report. Pending receipt of these sale proceeds or the outcome of other transactions, the Company does not expect to conduct additional drilling activities unless alternative sources of financing through joint ventures or otherwise can be obtained.

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

Item 3: Controls and Procedures

        The Company's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures. Such officers have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to allow timely decisions regarding required disclosure.

        The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls as of the date of this report.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        See Note 5 to accompanying financial statements in Part I, Item 1 above for information concerning developments in pending legal proceedings.

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports On Form 8-K

  (a)
  Exhibits: See Exhibit Index

  (b)
  Reports on Form 8-K: On October 11, 2002, the Company filed a report on Form 8-K dated September 26, 2002 reporting under Item 2 the sale of its Kansas oil and gas properties.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GMX RESOURCES INC. (Registrant)
Date: November 14, 2002	/s/ KEN L. KENWORTHY, SR. Ken L. Kenworthy, Sr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Ken L. Kenworthy, Jr., certify that:

1.
I have reviewed this quarterly report on Form 10-QSB of GMX Resources Inc;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or nor there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including and corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ KEN L. KENWORTHY, JR. Ken L. Kenworthy, Jr. President and Chief Executive Officer

CERTIFICATIONS

I, Ken L. Kenworthy, Sr., certify that:

1.
I have reviewed this quarterly report on Form 10-QSB of GMX Resources Inc;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

c)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

d)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date"); and

e)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

b)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

c)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or nor there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including and corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ KEN L. KENWORTHY, SR. Ken L. Kenworthy, Sr. Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
99.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
99.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350