Form 10KSB
period 2002-12-31
GMX RESOURCES INC
filed 2003-04-15
CIK 1127342

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to _____________________

                        Commission file number 000-32325

                               GMX RESOURCES INC.
                 (Name of small business issuer in its charter)

          OKLAHOMA                                        73-1534474
----------------------------                ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
     of incorporation)

          9400 North Broadway, Suite 600, Oklahoma City, Oklahoma 73114
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (405) 600-0711
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

                 Title of each class                       Name of each exchange
                                                           on which registered
                 -------------------                       ---------------------

Securities registered under Section 12(g) of the Exchange Act:

                COMMON STOCK, $0.001 PAR VALUE, CLASS A WARRANTS
--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenue for the year ended December 31, 2002 was $5,988,342.

The aggregate market value of the voting and non-voting common equity (excluding warrants) held by non-affiliates on April 7, 2003 was $3,898,010. This amount was computed using closing price of the issuer's common stock on April 7, 2003 on the NASDAQ National Market.

As of April 7, 2003, the issuer had outstanding a total of 6,550,000 shares of its $0.001 par value Common Stock.

Documents incorporated by reference - Proxy Statement for 2003 Annual Meeting is incorporated by reference in response to Items 9, 10, 11 and 12 of Part III.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

================================================================================

                               GMX RESOURCES INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----


                                     PART I


Item 1.    BUSINESS..........................................................1

           General...........................................................1
           2001 Equity Offerings.............................................1
           Drilling Contract.................................................2
           2002 Developments.................................................2
           Current Conditions................................................2
           Business Strategy.................................................3
           Marketing.........................................................4
           Regulation........................................................5
           Gas Gathering.....................................................7
           Competition.......................................................7
           Facilities........................................................8
           Employees.........................................................8
           Certain Technical Terms...........................................8

Item 2.    PROPERTIES.......................................................12

           Reserves.........................................................14
           Costs Incurred and Acquisition and Drilling Results..............16
           Productive Well Summary..........................................17

Item 3.    LEGAL PROCEEDINGS................................................17

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............18


                                     PART II


Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS..............................................18

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
           OPERATION........................................................20

           Selected Financial Data..........................................20
           Summary Operating and Reserve Data...............................21
           Critical Accounting Policies.....................................22
           Results of Operations for the Year Ended December 31, 2002
             Compared to Year Ended December 31, 2001.......................23

           Results of Operations--Year Ended December 31, 2001
             Compared to Year Ended December 31, 2000.......................24
           Capital Resources and Liquidity..................................26
           Cash Flow--2001 Compared to 2000.................................26
           Credit Facility..................................................27
           Working Capital..................................................28
           Commitments and Capital Expenditures.............................28
           Liquidity and Financing Considerations...........................29
           Price Risk Management............................................29
           Impact of Recently Issued Accounting Standards Not Yet Adopted...30
           Forward-Looking Statements.......................................31
           Risk Factors Related to GMX......................................32
           Risks Related to the Oil and Gas Industry........................34

Item 7.    FINANCIAL STATEMENTS.............................................39

Item 8.    CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE..............................39


                             PART III


Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
           EXCHANGE ACT.....................................................39

Item 10.   EXECUTIVE COMPENSATION...........................................39

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP
           AND MANAGEMENT...................................................40

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................40

Item 13.   EXHIBITS AND REPORTS ON FORM 8-K.................................40

Item 14.   CONTROLS AND PROCEDURES..........................................41

SIGNATURES..................................................................42

CERTIFICATIONS..............................................................43

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

     Since the acquisition, through December 31, 2002, we have conducted an extensive geological and engineering evaluation of the property base, improved the operating efficiencies of the properties, recompleted or reworked 61 wells, drilled 13 additional wells and acquired additional related acreage and reserves. As a result, we have added proved reserves in existing producing wells and identified proved reserves that can be developed by drilling additional wells.

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

     On December 13, 2001, we terminated the contracts and filed a lawsuit in the United States District Court for the Western District of Oklahoma against Nabors alleging that Nabors made misrepresentations intended to induce us to enter into the drilling contracts as well as alleging that Nabors breached those contracts by providing substandard drilling services. Nabors drew the full $1,000,000 on the letters of credit and counterclaimed for approximately $10,000,000 alleged to be owed for an early termination fee and unpaid invoices. On December 20, 2002, we received a jury verdict in our favor in our lawsuit against Nabors in the United States District Court for the Western District of Oklahoma after a five day trial. As a result of the jury verdict, the Company has no liability to Nabors on its claim for approximately $10 million in contract termination damages. In March 2003, Nabors filed a notice of appeal of the jury verdict. The appeal process is likely to take more than 12 months and if Nabors is successful will likely result in a new trial. See "Legal Proceedings."

2002 DEVELOPMENTS

     Primarily due to uncertainties associated with the Nabors litigation as well as technical defaults under our credit facility, the independent auditors' opinion on our year end 2001 financial statement contained a "going concern" explanatory paragraph. Due to liquidity issues we curtailed all drilling and development activities in 2002 and implemented a number of actions to reduce overhead costs.

     On July 17, 2002, we engaged Petroleum Place Advisors to assist us as a financial advisor in connection with the possible property sales and other alternatives. Effective as of September 30, 2002, we completed the sale of oil and gas properties in Kansas. This sale resulted in divestiture of all of our Kansas properties which had proved reserves of 9,571 MMcfe as of December 31, 2001. Net proceeds of the sales were $3.6 million of which $3.3 million was applied to our bank debt.

     We also solicited bids through Petroleum Place for either a purchase of our East Texas properties or a joint venture to develop these properties. This process concluded in December 2002. After our success in the trial court in the Nabors litigation, we elected to continue to evaluate other strategic alternatives rather than accept proposals made at that time.

CURRENT CONDITIONS

     As of December 31, 2002 and April 10, 2003, we were currently in default under our bank credit facility because of our $10.1 million working capital deficit, of which $8.1 million is bank debt that is due on May 1, 2003. We have substantially reduced overhead and believe current cash flow is sufficient to meet our current obligations, but is not sufficient to fund any drilling or to fully repay bank debt. We are actively exploring refinancing with other lenders and possible joint venture drilling arrangements to provide funding for drilling activities. However, there is no assurance that we will be successful and if our lending bank pursues enforcement action to collect its loan, we do not have sufficient liquid resources to pay the amount due. See "Management's Discussion and Analysis or Plan of Operation."

BUSINESS STRATEGY

     If we are able to obtain financing, our strategy will be to create additional value from our East Texas property base through development of quality proved undeveloped properties and exploitation activities focused on adding proved reserves from the inventory of probable and possible drilling locations. We have the following resources:

     EXPERIENCED MANAGEMENT. The Company's founders have experience in finding, exploiting, developing and operating reserves and companies. Ken L. Kenworthy, Jr., the Company's President, has been active in various aspects of the oil and gas business for over 28 years. He was formerly Chairman and Chief Executive Officer of OEXCO, Inc., an Oklahoma City based privately held oil and gas company. He founded OEXCO in 1980 and successfully managed it until 1995 when it was sold for approximately $13 million. During this 15 year period, OEXCO operated approximately 300 wells. Ken L. Kenworthy, Sr. also has extensive financial experience with private and public businesses, including experience as Chief Financial Officer of CMI Corporation, formerly a New York Stock Exchange listed company which manufactured and sold road building equipment.

     SUBSTANTIAL DRILLING AND EXPLOITATION OPPORTUNITIES. We have a substantial inventory of drilling and recompletion projects with an estimated 47 Bcfe of proved undeveloped reserves as of December 31, 2002. These projects include 26 recompletion projects and 63 new drilling locations with proved undeveloped reserves. We expect to locate additional proved drilling and recompletion opportunities as our evaluation and drilling of the property base continues. Based on our December 31, 2002 reserve report, the pre-tax present value of the proved reserves is $81 million with anticipated future development costs of $39.5 million.

     SIGNIFICANT INVENTORY OF UNPROVED PROSPECTS. We have approximately 200 additional drilling locations in East Texas which we believe have potential in the Pettit, Travis Peak and Cotton Valley formations at depths of 6,000 to 10,000 feet. Approximately 13,954 acres of our leasehold position is held by production, so we do not have rental payments and drilling targets on those leases can be held and drilled in order of priority without concern about lease expiration.

     EMPHASIS ON GAS RESERVES. Production for 2002 was 80% gas and 20% oil. Proved reserves as of December 31, 2002 are 85% gas and 15% oil. We intend to emphasize acquisition and development of gas reserves due to the long term outlook for gas demand, but will continue to maintain a portion of our reserves in oil.

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

     Our largest purchasers include Teppco Crude and Crosstex Pipeline Company, which accounts for 95 % and 86% of oil and natural gas sales currently. We do not believe that the loss of any of our purchasers would have a material adverse affect on our operations. None of our gas or oil sales contracts have a term of more than one year.

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

GAS GATHERING

     We have acquired, constructed and own, through a wholly-owned subsidiary, Endeavor, gas gathering lines and compression equipment for gathering and delivering of natural gas from our east Texas properties. As of December 31, 2002, this gathering system consisted of approximately 34 miles of gathering lines that collect gas from approximately 40 wells, which accounted for approximately 95% and 89% of our gas production from this area in 2002 and 2001, respectively. This system enables us to improve the control over our production and enhances our ability to obtain access to pipelines for ultimate sale of our gas. We only gather gas from wells in which we own an interest. Remaining gas is gathered by unrelated third parties. Endeavor also serves as first purchaser of gas from wells for which we are the operator. See "Business-Marketing."

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

FACILITIES

     As of December 31, 2002, we leased approximately 6,749 square feet in Oklahoma City, Oklahoma for our corporate headquarters. The annual rental cost is approximately $94,485.

EMPLOYEES

     As of December 31, 2002, we had 11 full-time employees of which three are management and the balance are clerical or technical employees. This is down from 18 full-time employees at December 31, 2001. We also use 5 independent contractors to assist in field operations. We believe our relations with our employees are satisfactory. Our employees are not covered by a collective bargaining agreement.

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

ITEM 2. PROPERTIES

     As of December 31, 2002, we owned properties in the following productive basins in the United States:

          o    The Sabine Uplift in East Texas and Louisiana;

          o    The Tatum Basin in Southeast New Mexico.

     The following table sets forth certain information regarding our activities in each of these areas as of December 31, 2002.

                                             EAST TEXAS     SOUTHEAST
                                                 AND           NEW
                                              LOUISIANA       MEXICO      TOTAL
                                              ---------       ------      -----
     PROPERTY STATISTICS:
     --------------------
     Proved reserves (MMcfe)                    65,293        1,370       66,663
     Percent of total proved reserves              98%           2%         100%
     Gross producing wells                          50            7           57
     Net producing wells                          37.6          5.6         43.2
     Gross acreage                              20,304        2,077       22,381
     Net acreage                                17,917        1,821       19,738
     Proved undeveloped reserves (MMcfe)        45,749          790       46,539
     Estimated development costs ($000s)       $39,268         $250      $39,518
     Proved undeveloped locations                   65            1           66

     YEAR ENDED DECEMBER 31, 2002 RESULTS:
     Production (net MMcfe) 1                    1,881           81        1,962
     Average net daily production (Mcfe)         5,153          222        5,375

          -----------------------
          1 Does not include 2002 production from our Kansas properties that were sold in September, 2002.

     Additional information related to our oil and gas activities is included in Notes J and K to the financial statements on Pages F-1 through F-23.

EAST TEXAS AND NORTHWESTERN LOUISIANA

EAST TEXAS

     The East Texas properties are located in Harrison and Panola Counties, Texas. These properties contain approximately 20,304 gross (17,917 net) acres with rights covering the Travis Peak, Pettit, Glen Rose and Cotton Valley formations. Our East Texas properties have 65.3 Bcfe of proved reserves or 98% of our total proved reserves at December 31, 2002, of which 45.7 Bcfe is classified as proved undeveloped.

     We have interests in 50 gross (37.6 net) producing wells in East Texas, of which we operate 36. Average daily production net to our interest for 2002 was 4,466 Mcf of gas and 104 Bbls of oil. Production is primarily from the Betheny, Blocker and Waskom Fields. The producing lives of these fields are generally 12 to 70 years. We have identified productive zones in the existing wells that are currently behind pipe and thus are not currently producing. These zones can be brought into production as existing reserves are depleted. The Blocker and Betheny areas include 36 gross (30.7 net) wells in Harrison County which produce gas that is gathered, compressed and sold by Endeavor. Gas sold from the Blocker area has a high MMBtu content which results in a net price above NYMEX average daily Henry Hub natural gas price. Oil is sold separately at a slight premium to the average NYMEX Sweet Crude Cushing price, inclusive of deductions. Most of the planned development will be added to existing gathering systems under comparable contracts.

     The undeveloped acreage in these areas lies on Sabine Uplift just north of the Carthage Field. The area has 29 producing reservoirs at depths from 3,000 to 10,000 feet. The reservoir trends are similar to river channels and beach barrier bars and are generally substantial in length and sometimes width. These features occur in more than one producing horizon and we give first priority to drilling locations where a single well can drill through two or more producing zones. This increases the reserves recoverable through a single wellbore. We believe the natural gas development opportunities on this property base are substantial and abundant. Our proved undeveloped reserves are significant in this region consisting of 45.7 Bcfe, frequently located at the intersection of multiple crossing reservoir trends. Each well generally penetrates multiple potentially productive formations, including the Pettit, Travis Peak and Cotton Valley.

     In 2001, GMX successfully drilled and completed ten wells on its East Texas property. Most of these were dual completions, each well having two or more separate producing reservoirs in either the Pettit, Travis Peak or Cotton Valley geological formations from 6,000 to 10,000 feet deep. The dual completions have the same effect as drilling 20 separate single zone wells. Annual production volumes of oil and natural gas net to the Company's interest for 2002 was 1,858 Mmcfe compared with production in 2001 of 1,760 Mmcfe, a year-over-year increase of 16 %. GMX owns a 100% working interest in each of the new East Texas wells. The Company did not drill any wells in East Texas in 2002. For 2003, GMX initially plans to drill eight wells in East Texas during 2003 subject to availability of capital resources. The pace of future development of this property will depend on availability of capital, future drilling results, the general economic conditions of the energy industry and, on the price the Company receives for the natural gas and crude oil produced. There is a potential for up to 400 locations of Cotton Valley wells in our East Texas acreage assuming an ultimate well density of 2 wells in each 80 acre tract.

     At December 31, 2002, Sproule Associates, Inc., our independent reserve engineering firm, assigned a total of 19.2 Bcfe of proved reserves to the completed East Texas wells and 45.7 Bcfe of proved undeveloped reserves to our 63 proved undeveloped locations in East Texas.

     Recent third party drilling in the vicinity of our development acreage also confirms productive zones as shallow as 3700 feet in the Glenn Rose formation. We expect several wells will target this zone, but we have yet to complete our geological evaluation of this zone.

LOUISIANA

     The Louisiana properties are located in Clairborne, Caddo, Catahoula and Webster parishes with production from the Cotton Valley, Hosston and Rodessa formations. We have 6 gross (2.4 net) producing wells, 3 of which we operate. Production is predominately oil. Louisiana proved reserves are .4 Bcfe and represent approximately 1% of proved reserves as of December 31, 2002. Average daily production net to our interest for 2002 was 6 Bbls of oil and 26 Mcf of gas. We are in the process of evaluation of additional behind pipe and undeveloped reserves in the region. The wells are producing around a piercement saltdome which has produced numerous structural traps for oil.

SOUTHEAST NEW MEXICO

     Our Southeast New Mexico properties are located in Lea and Roosevelt counties and consist of approximately 2,077 gross (1,821 net) acres. The acreage lies on the northwestern edge of the Midland Basin, defined as the Tatum Basin. Existing production is from three zones--the Bough C, Abo and San Andreas--at depths ranging from 9,500 to 10,000 feet. Proved reserves in Southeast New Mexico represent 2% of our total proved reserves as of December 31, 2002. Average daily production net to our interests for 2002 from our 7 gross (5.6 net) producing wells in this area was 36 Mcf of gas and 31 Bbls of oil.

     Third party drilling activity in the vicinity of our properties also suggests that deeper exploration may be warranted to the Atoka, Morrow and Devonian formations and we are considering 3D seismic evaluations of these formations.

RESERVES

     As of December 31, 2002, Sproule Associates Inc. estimates our proved reserves are 67 Bcfe. An estimated 20 Bcfe is expected to be produced from existing wells and another 47 Bcfe or 70% of the proved reserves, is classified as proved undeveloped. All of our proved undeveloped reserves are on locations which are adjacent to wells productive in the same formations. As of December 31, 2002, we had interests in 56 producing wells, 39 of which we operate.

     The following table shows the estimated net quantities of our proved reserves as of the dates indicated and the Estimated Future Net Revenues and Present Values attributable to total proved reserves at such dates.

                                                   YEARS ENDED DECEMBER 31,
                                                 2000        2001        2002
                                                 ----        ----        ----
PROVED DEVELOPED:
Gas (MMcf)                                      15,352      21,932      16,501
Oil (MBbls)                                      1,410       1,018         604
                  Total (MMcfe)                 23,811      28,040      20,125
PROVED UNDEVELOPED:
Gas (MMcf)                                      33,718      46,679      40,181
Oil (MBbls)                                      2,448       2,844       1,060
                  Total (MMcfe)                 48,406      63,740      46,541
TOTAL PROVED:
Gas (MMcf)                                      49,070      68,611      56,683
Oil (MBbls)                                      3,858       3,862       1,663
                  Total (MMcfe)                 72,218      91,781      66,663

ESTIMATED FUTURE NET REVENUES (1)($000S)      $492,310    $155,678    $186,336

PRESENT VALUE(1)($000S)                       $284,161     $70,952     $80,614

----------------------
(1) The prices used in calculating Estimated Future Net Revenues and the Present Value are determined using prices as of period end. Estimated Future Net Revenues and the Present Value give no effect to federal or state income taxes attributable to estimated future net revenues. The standardized measure of discounted future net cash flows as of 2000, 2001 and 2002 was $186,201,000, $48,524,000, and $54,312,000 respectively.

     There was a significant decrease in proved reserves from December 31, 2001 to December 31, 2002. The sale of our Kansas properties which represented 9.6 Bcfe of proved reserves at December 31, 2001 accounted for some of this decline. In addition, we produced 2.1 Bcfe which was not replaced due to absence of drilling in 2002. Finally, our proved reserve estimates at December 31, 2002 were revised downward by 13.5 Bcfe compared to December 31, 2001 primarily as a result of lower than expected production from our East Texas wells drilled in 2001.

     The quantity and value of our proved undeveloped reserves is dependent upon our ability to fund the associated development costs which were a total of an estimated $37.5 million as of December 31, 2002, of which $11.8 million is scheduled in the reserve report to be expended in 2003. We do not currently have the resources to fund these development costs and, accordingly, there is substantial uncertainty about our ability to develop these proved undeveloped reserves in the time frame estimated in the reserve report. If we enter into joint ventures or other arrangements to fund some or all of the development costs, our interests in the reserves would likely be reduced. Accordingly, there is no assurance we will be able to realize the value of our estimated proved undeveloped reserves.

     The Estimated Future Net Revenues and Present Value are highly sensitive to commodity price changes and commodity prices have recently been highly volatile. The prices used to calculate Estimated Future Net Revenues and Present Value of our proved reserves as of December 31, 2002 were $28.98 per barrel for oil and $4.62 per Mcf for gas, adjusted for quality, contractual agreements, regional price variations and transportation and marketing fees. These period end prices are not necessarily the prices we expect to receive for our production but are required to be used for disclosure purposes by the SEC. We estimate that if all other factors (including the estimated quantities of economically recoverable reserves) were held constant, a $1.00 per Bbl change in oil prices and a $.10 per Mcf change in gas prices from those used in calculating the Present Value would change such Present Value by $0.8 million and $2.6 million respectively, as of December 31, 2002.

     Sproule Associates, Inc., our independent reserve engineers, prepared the estimates of proved reserves as of December 31, 2002, 2001 and 2000.

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

                                            YEAR ENDED DECEMBER 31,
                                     -------------------------------------
                                        2000          2001         2002
                                     ----------   -----------   ----------
PROPERTY ACQUISITION COSTS:
         Proved                      $  359,753   $ 2,382,548   $  120,157
         Unproved                       335,259     2,488,614       84,672
DEVELOPMENT COSTS                     1,379,531    19,270,480    2,812,876
                                     ----------   -----------   ----------
         Total                       $2,074,543   $24,141,642   $3,017,705
                                     ==========   ===========   ==========

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

                                           YEAR ENDED DECEMBER 31,
                             --------------------------------------------------
                                 2000               2001               2002
                             ------------       ------------       ------------
DEVELOPMENT WELLS:           Gross    Net       Gross    Net       Gross    Net
         Gas                    1       1         10      10         --      --
         Oil                   --      --          1      .5         --      --
         Dry                   --      --         --      --         --      --
                             ----    ----       ----    ----       ----    ----
                  Total         1       1         11    10.5         --      --
                             ====    ====       ====    ====       ====    ====

     The following table shows our developed and undeveloped oil and gas lease and mineral acreage as of December 31, 2002. Excluded is acreage in which our interest is limited to royalty, overriding royalty and other similar interests.

                                     DEVELOPED                UNDEVELOPED
                              -----------------------   -----------------------
LOCATION                        GROSS          NET        GROSS          NET
--------                      ----------   ----------   ----------   ----------
East Texas and Louisiana         13,045       12,450        6,818        5,163
Southeast New Mexico              1,760        1,504          317          317
                              ----------   ----------   ----------   ----------
         Total                   14,805       13,954        7,135        5,480
                              ==========   ==========   ==========   ==========

     Title to oil and gas acreage is often complex. Landowners may have subdivided interests in the mineral estate. Oil and gas companies frequently subdivide the leasehold estate to spread drilling risk and often create overriding royalties. When we purchased the properties, the purchase included title opinions prepared by counsel in the several states analyzing mineral ownership in each well drilled. Further, for each producing well there is a division order signed by the current recipients of payments from production stipulating their assent to the fraction of the revenues they receive. We obtain similar title opinions with respect to each new well drilled. While these practices, which are common in the industry, do not assure that there will be no claims against title to the wells or the associated revenues, we believe that we are within normal and prudent industry practices. Because many of the properties in our current portfolio were purchased out of bankruptcy in 1998, we have the advantage that any known or unknown liens against the properties were cleared in the bankruptcy.

PRODUCTIVE WELL SUMMARY

     The following table shows our ownership in productive wells as of December 31, 2002. Gross oil and gas wells include one well with multiple completions. Wells with multiple completions are counted only once for purposes of the following table.


                                                       PRODUCTIVE WELLS
                                                       ----------------
     TYPE OF WELL                                  GROSS              NET
     ------------                                  -----              ---
     Gas                                               36              29.5
     Oil                                               20              18.1
                                                -------------     -------------
              Total                                    56              42.6
                                                =============     =============


ITEM 3. LEGAL PROCEEDINGS

         On December 13, 2001, we terminated drilling contracts and filed a lawsuit in the United States District Court for the Western District of Oklahoma against Nabors alleging that Nabors made misrepresentations intended to induce us to enter into the drilling contracts as well as alleging that Nabors breached those contracts by providing substandard drilling services. Nabors drew the full $1,000,000 on the letters of credit we had issued to Nabors to secure our payment obligation and counterclaimed for approximately $10,000,000 alleged to be owed for an early termination fee and unpaid invoices. On December 20, 2002, we received a jury verdict in our favor in our lawsuit against Nabors in the United States District Court for the Western District of Oklahoma after a five day trial. As a result of the jury verdict, the Company has no liability to Nabors on its claim for approximately $10 million in contract termination damages. In March

2003, Nabors filed a notice of appeal of the jury verdict. The appeal process is likely to take more than 12 months and if Nabors is successful will likely result in a new trial.

     As of the date of this report, the Company does not believe that a material loss is probable. The continuing uncertainty with respect to the ultimate outcome of the Nabors litigation has an adverse affect on our ability to raise capital.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during the fourth quarter of 2002 to a vote of the shareholders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Effective June 22, 2001, we began trading on the NASDAQ National Market. The high and low bid prices for our Common Stock and Class A Warrants as listed on the NASDAQ National Market as applicable during the periods described below were as follows:

                                                    HIGH                  LOW
JUNE 22, 2001 TO JUNE 30, 2001
Common Stock                                      $  12.10             $  10.25
Class A warrants                                      4.35                 3.18
JULY 1, 2001 TO SEPTEMBER 30, 2001
Common Stock                                         10.70                 4.00
Class A warrants                                      3.35                 1.15
OCTOBER 1, 2001 TO DECEMBER 31, 2001
Common Stock                                          6.25                 3.78
Class A warrants                                      2.15                 0.70
JANUARY 1, 2002 TO MARCH 31, 2002
Common Stock                                          4.65                 2.40
Class A warrants                                      1.85                 0.60
APRIL 1, 2002 TO JUNE 30, 2002
Common Stock                                      $   3.80             $   2.06
Class A warrants                                      0.76                 0.32
JULY 1, 2002 TO SEPTEMBER 30, 2002
Common Stock                                      $   2.60             $   1.50
Class A warrants                                      0.32                 0.04
OCTOBER 1, 2002 TO DECEMBER 31, 2002
Common Stock                                      $   2.45             $   0.89
Class A warrants                                      0.22                 0.01

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     As of April 9, 2003, there were 14 record owners of our Common Stock and approximately 600 beneficial owners.

     Each Class A warrant entitles the holder to purchase one share of common stock for $9.00 per share until March 12, 2002 and for $12.00 per share thereafter until the warrants expire on February 12, 2006. We previously had outstanding Class B warrants but these expired by their own terms on February 12, 2003 and have not been extended.

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

                                                                YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------
                                                          2000            2001            2002
                                                      ------------    ------------    ------------
STATEMENT OF OPERATIONS DATA:
Oil and gas sales                                     $  4,153,934    $  5,898,003    $  5,970,792
Interest and other income                                   37,378         554,296          17,550
                                                      ------------    ------------    ------------
                  Total revenues                         4,191,312       6,452,299       5,988,342
                                                      ------------    ------------    ------------
Lease operations                                         1,207,095       1,604,559       1,324,481
Production and severance taxes                             260,064         338,637         382,826
General and administrative                                 578,641       1,855,736       2,577,388
Depreciation, depletion and amortization                   420,488       1,026,498       1,901,976
Interest                                                   664,713         359,118         510,472
                                                      ------------    ------------    ------------
                  Total expenses                      $  3,131,001    $  5,184,548    $  6,697,142
                                                      ------------    ------------    ------------
Income (loss) before income taxes                        1,060,311       1,267,751        (708,800)
Income tax expense (benefit)                                52,000         211,000        (263,000)
                                                      ------------    ------------    ------------
Net income (loss)                                     $  1,008,311    $  1,056,751    $   (445,800)
                                                      ============    ============    ============

Net income (loss) applicable to common shares         $    875,810    $  1,056,751    $   (445,800)
                                                      ============    ============    ============

Net income (loss) per share - basic                   $        .48    $        .21    $       (.07)
                                                      ============    ============    ============

Net income (loss) per share - diluted                 $        .29    $        .20    $       (.07)
                                                      ============    ============    ============

Weighted average common shares - basic                   1,822,926       5,148,493       6,550,000
                                                      ============    ============    ============

Weighted average common shares - diluted                 3,469,326       5,179,693       6,550,000
                                                      ============    ============    ============
STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in) operating activities   $  1,394,168    $  8,016,600    $ (2,547,639)
Net cash provided by (used in) investing activities     (2,177,335)    (26,700,785)      1,267,831
Net cash provided by financing activities                  277,997      18,657,867       1,820,000

BALANCE SHEET DATA (AT END OF PERIOD):
Oil and gas properties, net                           $  8,862,690    $ 32,148,615    $ 29,359,309
Total assets                                            10,970,282      36,719,674      33,319,432
Long-term debt, including current portion                7,573,864       6,280,000       8,100,000
Shareholders' equity                                     1,899,793      22,474,563      21,607,463

SUMMARY OPERATING AND RESERVE DATA

     The following table presents an unaudited summary of certain operating and oil and gas reserve data for the periods indicated.

                                                                                    YEARS ENDED DECEMBER 31,
                                                                             --------------------------------------
                                                                               2000           2001           2002
                                                                             --------       --------       --------
PRODUCTION:
Oil production (MBbls)                                                             75             81             70
Natural gas production (MMcf)                                                     719          1,294          1,639
Equivalent production (MMcfe)                                                    1158          1,778          2,059

AVERAGE SALES PRICE:
Oil price (per Bbl)                                                          $  21.33(1)    $  24.86(1)$      23.48(1)
Natural gas price (per Mcf)                                                      3.57           3.01(1)        3.03(1)
                                                                             --------       --------       --------

AVERAGE SALES PRICE (PER MCFE)                                               $   3.59       $   3.33       $   3.22

OPERATING AND OVERHEAD COSTS (PER MCFE):
Lease operating expenses                                                     $   1.04       $    .90       $    .64
Production and severance taxes                                                    .36            .19            .19
General and administrative                                                        .50           1.05           1.25
                                                                             --------       --------       --------
         Total                                                               $   1.77       $   2.14       $   2.08
                                                                             --------       --------       --------

OPERATING MARGIN (PER MCFE)                                                  $   1.82       $   1.19       $   1.14

OTHER (PER MCFE):
Depreciation, depletion and amortization - oil and gas production            $    .36       $    .58       $    .92

ESTIMATED NET PROVED RESERVES (AS OF THE RESPECTIVE PERIOD-END):
Natural gas (Bcf)                                                                49.1           68.6           56.7
Oil (MMbls)                                                                       3.9            3.9            1.7
Total (Bcfe)                                                                     72.5           91.8           66.7
Estimated Future Net Revenues ($MM)(2)(3)                                       492.3          155.7          294.7
Present Value ($MM)(2)(3)                                                       284.2           71.0           80.6
Standardized measure of discounted future net cash flows ($mm)(4)               186.3           48.5           54.3

-----------------------
(1) Net of results of (i) hedging activities which reduced the average oil price in 2000 by $8.91 per Bbl and increased the average oil price in 2001 by $.95 per Bbl and (ii) gas hedging activities which reduced the average gas price in 2001 by $.14 per Mcf and $.40 per Mcf in 2002.

(2)   See "Item 1 - Certain Technical Terms."

(3) The prices used in calculating Estimated Future Net Revenues and the Present Value are determined using prices as of period end. Estimated Future Net Revenues and the Present

     Value give no effect to federal or state income taxes attributable to estimated future net revenues. See "Item 2 - Reserves."

(4) The standardized measure of discounted future net cash flows gives effect to federal and state income taxes attributable to estimated future net revenues.

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

     The passage of time provides more qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. For example, in 2002 our reserves were revised downward by
13.5 Bcfe. There can be no assurance that significant revisions will not be necessary in the future. If future significant revisions are necessary that reduce previously estimated reserve quantities, it could result in a full cost property writedown. In addition to the impact of the estimates of proved reserves on the calculation of the ceiling, estimates of proved reserves are also a significant component of the calculation of the full cost pool amortization.

     The estimates of proved undeveloped reserve quantities and values are based on estimated future drilling which assumes that we will have the financing available to fund the estimated drilling costs. If we do not have such financing available at the time projected, the estimates of proved undeveloped reserve quantities and values will change.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     OIL AND GAS SALES. Oil and gas sales in the year ended December 31, 2002 increased 1% to $5,970,792 compared to the year ended December 31, 2001, due to increased production. The average price per barrel of oil and mcf of gas received in 2002 was $23.48 and $3.03, respectively, compared to $24.86 and $3.01 in the year of 2001. During 2002, the company hedged 900,000 Mcf of gas through price swap agreements with a fixed price of $2.664 per Mcf. The price swap agreements reduced sales by $652,100. Oil production for 2002 decreased because of the September 2002 sale of Kansas properties. Gas production increased to 1,639 MMcf compared to 1,294 MMcf for the year of 2001, an increase of 27%. Increased production in 2002 resulted from new production from wells drilled in 2001 and the reworking of certain wells.

     LEASE OPERATIONS. Lease operations expense decreased $280,078 in 2002 to $1,324,481 a 17% decrease compared to 2001. Decreased expenses resulted from the sale of Kansas properties. Lease operations expense on an equivalent unit of production basis was $0.64 per Mcfe in 2002 compared to $0.90 per Mcfe for 2001, primarily from the decreased oil production and the full year effect of the higher volume gas wells drilled in 2001.

     PRODUCTION AND SEVERANCE TAXES. Production and severance taxes increased 13% to $382,826 in 2002 compared to $338,637 in 2001. Production and severance taxes are assessed on the value of the oil and gas produced prior to the effect of price swap agreements. As a result, the increase resulted primarily from increased oil and gas sales.

     DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense increased $875,478 to $1,901,976 in 2002, up 85% from 2001. This increase is due primarily to an increase in the depletion rate for 2002 from the drilling of new wells in 2001 when drilling costs were high. The oil and gas depreciation, depletion and amortization rate per equivalent unit of production was $0.92 per Mcfe in 2002 compared to $0.58 per Mcfe in 2001.

     INTEREST. Interest expense for the year 2002 was $510,472 compared to $359,118 for the year of 2001. This increase is primarily attributable to higher average long term debt balances outstanding during 2002.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense for 2002 was $2,577,388 compared to $1,855,736 for 2001, an increase of 39%. This increase of $721,652 was the result of an increase in salaries and payroll expenses of $259,000 and an increase in legal and professional fees primarily in connection with the Nabors Drilling lawsuit of $363,000 and other general and administrative expenses of $99,000. The salary increase was a result of an increase in administrative personnel. General and administrative expense per equivalent unit of production was $1.25 per Mcfe for the 2002 period compared to $1.05 per Mcfe for the comparable period in 2001. In late 2002, we reduced personnel and accordingly expect salaries and payroll expense to decline in 2003. We expect to continue to incur legal fees for the Nabors drilling appeal but these costs should be significantly less than pre-trial and trial expenses.

     INCOME TAXES. Income tax benefit for year of 2002 was $263,000 as compared to an expense of $211,000 in 2001. This decrease resulted from the Company's net loss incurred in 2002.

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

     On February 12, 2001, we completed our initial public offering of 1,250,000 units with net proceeds of approximately $8.5 million. In July, 2001, we sold an additional 2,300,000 common shares at a price of $5.50 per share through a secondary public offering with net proceeds of approximately $11.3 million. By December 31, 2001, these proceeds had been fully used, primarily for development drilling. As a result of uncertainties relating to pending litigation with a former drilling contractor, at December 31, 2001 we were unable to obtain additional advances to drill or for other purposes and were in default under the terms of our credit facility. Due to these liquidity considerations there existed uncertainties about our ability to continue operating as a going concern and our independent auditor included an explanatory paragraph in their audit opinion on our 2001 financial statements . We did not engage in any development activity in 2002. At December 31, 2002, we remained in technical default under our credit facility (which matures on May 1, 2003) and we had a significant working capital deficit. As a result, our audit report for December 31, 2002 continues to have a going concern explanatory paragraph. See "Liquidity and Financing Considerations."

CASH FLOW--YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     In 2002 we had a deficit cash flow from operating activities of $2,547,639 as a result of reductions in net income and from payments of 2001 accounts payable during 2002. Our cash flow from operating activities in 2001 was $8,016,600 primarily due to 2001 net income and increases in accounts payable of $6,301,732. We received a net $1,267,831 in cash from investing activities in 2002 compared to net cash expenditures of $26,700,785 in 2001. The cash inflow in 2002 from investing activities primarily resulted from sale of our Kansas properties for $4,245,163 which more than offset additions to oil and gas properties of $3,014,288.

CASH FLOW--2001 COMPARED TO 2000

     In the year ended December 31, 2001 and 2000, we spent $26,700,785 and $2,177,335, respectively, in oil and gas acquisitions and development activities. These investments were funded for the year ended December 31, 2001 by proceeds of our public offerings and $8,016,600 of net cash provided by operations.

CREDIT FACILITY

     On October 31, 2000, we entered into a secured credit facility provided by Local Oklahoma Bank, N.A., which replaced our prior credit facility. The new credit facility provides for a line of credit of up to $15 million (the "Commitment"), subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves which is reduced monthly to account for production ("Borrowing Base"). The amount of credit available to us at any one time under this credit facility is the lesser of the Borrowing Base or the amount of the Commitment. The amount of this Borrowing Base was initially $7.25 million at October 31, 2000, but was later increased to $10 million.

     On May 28, 2002, the credit facility was amended to increase the Borrowing Base to $12,500,000 subject to monthly commitment reductions. Monthly commitment reductions were $172,000 for June and July 2002. Beginning August 1, 2002, and continuing until the next Borrowing Base determination (September 1, 2002), monthly commitment reductions were $172,000 plus any positive difference between the $172,000 and 80% of "Net Cash Flow" (net income before income taxes plus non-cash expenses) for the second preceding month. The scheduled September 1, 2002 Borrowing Base determination was not made and since that time we have been dedicating all available cash flow to repay the credit facility.

     As of December 31, 2002, we had $8.1 million outstanding under the facility. As of March 1, 2003, our Borrowing Base has been redetermined by the bank to be $5,846,000 and we had $8.07 million outstanding. We are unable to reduce the amount of our indebtedness to this level, so this event constitutes an additional default. The promissory note matures on May 1, 2003.

     Borrowings bear interest at the prime rate plus 1%. The credit facility requires payment of an annual facility fee equal to 1 /2 % on the unused amount of the Borrowing Base. We are obligated to make principal payments if the amount outstanding would exceed the Borrowing Base. Borrowings under the credit agreement are secured by substantially all of our oil and gas properties. The credit facility contains various affirmative and restrictive covenants. The material covenants, which must be satisfied unless the lender otherwise agrees:

     o Require us to maintain an adjusted current ratio as defined in the credit facility of 1 to 1.

     o Require us to maintain a monthly debt service coverage ratio of at least 1.1 to 1. The debt service coverage ratio is defined in the credit facility generally as net income plus depreciation, depletion and amortization plus interest expense divided by monthly principal reduction requirements plus interest.

     o Require us to maintain a ratio of indebtedness to tangible net worth of not more than 1.5 to 1.

     o    Prohibit any liens or any other debt in excess of $100,000.

     o    Prohibit sales of assets more than $100,000.

     o    Prohibit payment of dividends or repurchases of stock.

     o Prohibit mergers or consolidations with other entities without being the controlling entity.

     o    Prohibit material changes in management.

     We are in default of the adjusted current ratio and debt service coverage covenants as of December 31, 2002. In addition, as described above, our debt amount exceeds the Borrowing Base by approximately $2.2 million as of March 1, 2003. As a result of these defaults which have not been waived as of April 10, 2003 and the May 1, 2003 maturity date, the liability owed to the bank under the credit facility has been classified as current liability as of December 31, 2002. As of April 10, 2003, the bank had not demanded repayment of this borrowing, and since December 31, 2002, we have continued to dedicate all available cash flow to debt repayment. As a result of the expiration of gas price swap agreements and increases in commodity prices, we are experiencing some improvement in cash flow in the first quarter of 2003, but it is still insufficient to pay the debt.

WORKING CAPITAL

     At December 31, 2002, we had a working capital deficit of $10,085,779. Excluding our bank debt, our working capital deficit as of December 31, 2002 would have been $1,985,779. Total long-term debt outstanding at December 31, 2002 was $8.1 million, representing 27% of our total capitalization.

COMMITMENTS AND CAPITAL EXPENDITURES

     Other than obligations under our credit facility, our commitments for capital expenditures relate to development of oil and gas properties. We have not entered into drilling or development commitments until such time as a source of funding for such commitments is known to be available, either through financing proceeds, joint venture arrangements, internal cash flow, additional funding under our bank credit facility or working capital.

     During 2001 and early 2002, we drilled and completed 10 wells in East Texas using the proceeds from our public offerings and borrowings under our credit facility. These wells were drilled to depths ranging from 6,000 to 8,500 feet. Costs on these wells varied from $1.2 million to $2.8 million depending on the numbers of producing zones completed in each well. We did not drill any new wells in 2002 because of the absence of capital resources. Additional sources of financing will likely be necessary in 2003 to continue this drilling plan which could be provided by additional borrowings, sales of equity securities or through joint venture or similar arrangements with industry partners. We are exploring various alternative financing sources. Until such financing is available, our drilling activities will be significantly curtailed.

LIQUIDITY AND FINANCING CONSIDERATIONS

     As described elsewhere herein, we are currently in default under our bank credit facility and have a working capital deficit which in turn has resulted in the inclusion of a going concern explanatory paragraph in their auditors' report on our 2002 financial statements. The bank had not demanded payment as of April 10, 2003. The debt matures on May 1, 2003 and it is possible that the bank will seek to enforce collection after that date or take other actions that may restrict our ability to operate. While we were successful at the trial court in our litigation with Nabors, the appeal of this decision has resulted in continuing uncertainty about exposure to Nabors. We sold a portion of our proved producing and proved undeveloped reserves in Kansas in 2002 to reduce debt and accounts payable. We are pursuing all available alternatives to find alternative sources of capital or to seek a merger or acquisition or other transaction that will enable us to meet our obligations. We may also enter into development arrangements with other industry participants to fund development of our properties. These arrangements would reduce or eliminate our capital costs and our interest in any future revenues. There can be no assurance that we will be able to enter into any of these financial arrangements. We expect that our current cash flow, depending on oil and gas prices, will be sufficient to meet current operating expenses pending resolution of our strategic alternatives. However, until all of these uncertainties are resolved, we will not be able to pursue any further drilling and our financial condition and liquidity will remain uncertain.

PRICE RISK MANAGEMENT

     We have entered into, and expect to periodically enter into, financial price risk management activities with respect to a portion of projected oil and gas production through financial price swaps whereby we receive a fixed price for our production and pay a variable market price to the contract counterparty. These activities are intended to reduce our exposure to oil and gas price fluctuations. We may enter into these instruments when we believe forward market conditions are relatively favorable, but we do not expect to manage at any time more than 75% of our total production. The gains and losses realized as a result of these activities are substantially offset in the cash market when the commodity is delivered. For the year ended December 31, 2001, we hedged 20,000 MMBtu of natural gas per month at a fixed price of $4.70 per MMBtu. These arrangements hedged approximately 34% of our estimated monthly gas production based on our December 31, 2000 reserve report. We settled an oil price swap agreement covering the first six months of 2001 in December 2000 for a gain of $76,334 which was amortized into income during 2001 over the original term of the oil price swap agreement. During 2002, we have entered into price swap agreements for 50,000 and 40,000 MMBtu of natural gas per month at a fixed price of $2.66 and $2.67 per MMBtu, respectively. These arrangements managed approximately 52% of our estimated monthly gas production based on our December 31, 2001 reserve report. This hedge reduced our average realized gas price from $3.43 to $3.03 per Mcf.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

     In July 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company has not calculated the impact of this statement on its reported results.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections, that, among other things, rescinded SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. With the rescission of SFAS No. 4, the early extinguishment of debt generally will no longer be classified as an extraordinary item for financial statement presentation purposes. The provision is effective for fiscal years beginning after May 15, 2002. The Company does not anticipate that the adoption of SFAS No. 145 will have a material effect on its financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The new standard required companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have a material effect on its financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation. The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB No. 25.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others. For a guarantee subject to FASB Interpretation No. 45, a guarantor is required to measure and recognize the fair value of the guarantee liability at inception. For many guarantees, fair value will likely be determined using the expected present value method described in FASB Concepts Statement 7, Using Cash Flow Information and Present Value in

Accounting Measurements. In addition, FIN 45 provides new disclosure requirements. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002. The measurement and liability recognition provisions are applied prospectively to guarantees or modifications after December 31, 2002. The Company anticipates that FIN 45 will not have a material impact on the Company's financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). Subject to certain criteria defined in the Interpretation, FIN 46 will require consolidation by business enterprises of variable interest entities if the enterprise has a variable interest that will absorb the majority of the entity's expected losses, receives a majority of its expected returns, or both. The provisions of FIN 46 are effective immediately for interests acquired in variable interest entities after January 31, 2003, and at the beginning of the first interim or annual period beginning after June 15, 2003, for interests acquired in variable interest entities before February 1, 2003 (for the Company in the third quarter of 2003). The Company anticipates that FIN 46 will not have a material impact on the Company's financial statements.

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

RISK FACTORS RELATED TO GMX

THERE ARE SUBSTANTIAL UNCERTAINTIES ABOUT OUR CURRENT FINANCIAL CONDITION WHICH CURTAIL OUR ABILITY TO CONDUCT FURTHER DRILLING AND MAY AFFECT OUR ABILITY TO CONTINUE OPERATING AS A GOING CONCERN.

     As discussed above, we are in default on our bank debt and our ability to continue operating as a going concern due to liquidity considerations is uncertain. In the absence of asset sales or other sources of financing, we are unable to pay our bank debt and pay past due accounts payable. In addition, we do not have the financial resources to pursue further drilling and, accordingly, we may not be able to realize the value of our proved undeveloped reserves. Until these uncertainties are resolved, our ability to implement our business plan will be materially adversely affected and our financial condition will be impaired.

THERE IS LITIGATION PENDING THAT MAY HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY IF ADVERSELY DETERMINED.

     We filed a lawsuit in the United States District Court for the Western District of Oklahoma against Nabors Drilling USA relating to the drilling contracts between us and Nabors. Nabors filed a counterclaim against us. We have received a jury verdict in our favor on December 20, 2002. On March 3, 2003, Nabors filed a notice of appeal. If this action is adversely determined, it could have a material adverse effect on the Company. See "Item 3. Legal Proceedings".

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

WE HAVE LIMITED OPERATING HISTORY.

     We were organized in 1998 and have been in operation for less than five years. Our limited operating history may not be indicative of our future prospects. We face all of the risks inherent in a new business, including:

     o the risk that we will be unable to implement our business plan and achieve our expected financial results;

     o the risk that we will be unable to manage growth in our operations by adding personnel, systems and practices necessary to operate a larger business; and

     o the risk that, as a small business, we will be subject to market, environmental, regulatory and other developments that we cannot either foresee or control as well as can larger or more established businesses.

WE ARE MANAGED BY THE MEMBERS OF A SINGLE FAMILY, GIVING THEM INFLUENCE AND CONTROL IN CORPORATE TRANSACTIONS AND THEIR INTERESTS MAY DIFFER FROM THOSE OF OTHER SHAREHOLDERS.

     Our executive officers consist of Ken L. Kenworthy, Jr., his father and his brother. Because of the family relationship among members of management, certain employer/employee relationships, including performance evaluations and compensation reviews may not be conducted on a fully arms-length basis as would be the case if the family relationships did not exist. Our board of directors include members unrelated to the Kenworthy family and we expect that significant compensation and other relationship issues between GMX and its management will be reviewed and approved by an appropriate committee of outside directors. However, as the owners of a majority of our common stock, the Kenworthys have appointed the current directors and will have the power to remove and replace directors.

HEDGING OUR PRODUCTION MAY RESULT IN LOSSES OR LIMIT POTENTIAL GAINS.

     To reduce our exposure to fluctuations in the prices of oil and natural gas, we have in the past, and may in the future, enter into hedging arrangements. Hedging arrangements expose us to risk of financial loss in some circumstances, including the following:

     o    production is less than expected;

     o the counter-party to the hedging contract defaults on its contact obligations; or

     o there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

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

OUR FUTURE PERFORMANCE DEPENDS UPON OUR ABILITY TO OBTAIN CAPITAL TO FIND OR ACQUIRE ADDITIONAL OIL AND NATURAL GAS RESERVES THAT ARE ECONOMICALLY RECOVERABLE.

     Unless we successfully replace the reserves that we produce, our reserves will decline, resulting eventually in a decrease in oil and natural gas production and lower revenues and cash flows from operations. The business of exploring for, developing or acquiring reserves is capital intensive. We currently are not able to make the necessary capital investment to maintain or expand our oil and natural gas reserves. In addition, our drilling activities are subject to numerous risks, including the risk that no commercially productive oil or gas reserves will be encountered.

OUR CREDIT HISTORY MAY IMPAIR OUR ABILITY TO OBTAIN NECESSARY SERVICES.

     As a result of our problems in 2002 in satisfying past due accounts payable, we may have difficulty in securing trade credit with contractors and others we need to engage to perform services on existing wells or in connection with new drilling even if we have capital available for such purpose.

RISKS RELATED TO THE OIL AND GAS INDUSTRY

A SUBSTANTIAL DECREASE IN OIL AND NATURAL GAS PRICES WOULD HAVE A MATERIAL IMPACT ON US.

     Our future financial condition and results of operations are dependent upon the prices we receive for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future. This price volatility also affects our common stock price. In 2001, we received gas and oil prices at the wellhead ranging from $2.22 to $9.48 per Mcf and $17.88 to $29.18 per Bbl. In 2002, we received gas and oil prices ranging from $1.23 to $4.68 per Mcf and $15.78 to $29.16 per Bbl. We cannot predict oil and natural gas prices and prices may decline in the future. The following factors have an influence on oil and natural gas prices:

     o relatively minor changes in the supply of and demand for oil and natural gas;

     o    storage availability;

     o    weather conditions;

     o    market uncertainty;

     o    domestic and foreign governmental regulations;.

     o    the availability and cost of alternative fuel sources;

     o    the domestic and foreign supply of oil and natural gas;

     o    the price of foreign oil and natural gas;

     o political conditions in oil and natural gas producing regions, including the Middle East; and

     o    overall economic conditions.


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

     Our proved undeveloped reserve estimates are based on the assumption that we can fund the associated development costs. Our ability to fund those costs in the time frames assumed is uncertain and, accordingly, we may not be able to realize the estimated value our proved undeveloped reserves.

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

OPERATIONAL RISKS IN OUR BUSINESS ARE NUMEROUS AND COULD MATERIALLY IMPACT US.

     Our operations involve operational risks and uncertainties associated with drilling for, and production and transportation of, oil and natural gas, all of which can affect our operating results. Our operations may be materially curtailed, delayed or canceled as a result of numerous factors, including:

     o the presence of unanticipated pressure or irregularities in formations;

     o    accidents;

     o    title problems;

     o    weather conditions;

     o    compliance with governmental requirements; and

     o    shortages or delays in the delivery of equipment.

     Also, our ability to market oil and natural gas production depends upon numerous factors, many of which are beyond our control, including:

     o capacity and availability of oil and natural gas systems and pipelines;

     o    effect of federal and state production and transportation regulations;
          and

     o    changes in supply of and demand for oil and natural gas.


WE DO NOT INSURE AGAINST ALL POTENTIAL LOSSES AND COULD BE MATERIALLY IMPACTED BY UNINSURED LOSSES.

     Our operations are subject to the risks inherent in the oil and natural gas industry, including the risks of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental accidents, such as oil spills, gas leaks, salt water spills and leaks, ruptures or discharges of toxic gases. If any of these risks occur in our operations, we could experience substantial losses due to:

     o    injury or loss of life;

     o severe damage to or destruction of property, natural resources and equipment;

     o    pollution or other environmental damage;

     o    clean-up responsibilities;

     o    regulatory investigation and penalties; and

     o    other losses resulting in suspension of our operations.


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

ENVIRONMENTAL LIABILITIES COULD ADVERSELY AFFECT OUR BUSINESS.

     In the event of a release of oil, gas or other pollutants from our operations into the environment, we could incur liability for personal injuries, property damage, cleanup costs and governmental fines. We could potentially discharge these materials into the environment in any of the following ways:

     o    from a well or drilling equipment at a drill site;

     o leakage from gathering systems, pipelines, transportation facilities and storage tanks;

     o damage to oil and natural gas wells resulting from accidents during normal operations;

and

     o    blowouts, cratering and explosions.


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

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required under item 9 will be contained in our definitive proxy statement for the 2003 Annual Meeting of Shareholders and is incorporated by reference. The proxy statement will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 2002.


ITEM 10. EXECUTIVE COMPENSATION

     The information required under item 10 will be contained in the proxy statement for the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT.

     The information required under item 11 will be contained in the proxy statement for the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under item 12 will be contained in the proxy statement for the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.


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

     4.1 Warrant Agreement with form of Warrant for the February 12, 2001 Public Offering (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2, File No. 333-49328)

     4.2 Form of Underwriters' Warrant for the February 12, 2001 Public Offering (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, File No. 333-49328)

     4.3 Form of Underwriters' Warrant for the July 17, 2001 Secondary Offering (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form SB-2, File No. 333-65436)

     10.2* Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form SB-2, File No. 333-49328)

     10.3 Restated Credit Agreement dated October 31, 2000 with Local Oklahoma Bank, N.A. (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form SB-2, File No. 333-63586)

     10.3(a)   First Amendment to Credit Agreement (Incorporated by reference to
               Exhibit 10.3(a) to the Registration Statement on Form SB-2, File No. 333-63586)

     10.3(b) Second Amendment to Credit Agreement dated May 28, 2002 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2002)

     10.3(c)   Third Amendment to Credit Agreement dated August 16, 2002

     10.5 Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2, File No. 333-49328)

     21 List of Subsidiaries (Incorporated by reference to Exhibit 21 to the Registration Statement on Form SB-2, File No. 333-49328)

     *         Management contracts or compensatory plan.

     99.1      Certification of Chief Executive Officer pursuant to 18
               U.S.C.ss.1350.

     99.2      Certification of Chief Financial Officer pursuant to 18
               U.S.C.ss.1350.

     (b) The Company filed a report on Form 8-K dated September 26, 2002 reporting the sales of its Kansas oil and gas properties.

Item 14. CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures. Based on a review of such controls and procedures within 90 days of the date of this report, such officers have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to allow timely decisions regarding required disclosure.

     The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors subsequent to the date of their evaluation that could significantly affect such controls as of the date of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           GMX RESOURCES INC.


Dated:   April 14, 2003                    By:  /s/ Ken L. Kenworthy, Jr.
                                                ------------------------------
                                                Ken L. Kenworthy, Jr., President


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signatures                     Title                             Date

/s/ Ken L. Kenworthy, Jr.     President and Director              April 14, 2003
-------------------------
Ken L. Kenworthy, Jr.


/s/ Ken Kenworthy, Sr.        Executive Vice President, Chief     April 14, 2003
-------------------------     Financial Officer and Director
Ken Kenworthy, Sr.


/s/ Steven Craig              Director                            April 14, 2003
-------------------------
Steven Craig


/s/ T. J. Boismier            Director                            April 14, 2003
-------------------------
T. J. Boismier

                                 CERTIFICATIONS
                                 --------------

I, Ken L. Kenworthy, Jr., certify that:

1.   I have reviewed this annual report on Form 10-KSB of GMX Resources Inc;;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or nor there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including and corrective actions with regard to significant deficiencies and material weaknesses.




Date: April 14, 2003                     /s/ Ken L. Kenworthy, Jr.
                                         -----------------------------
                                         Ken L. Kenworthy, Jr., President and
                                         Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------

I, Ken L. Kenworthy, Sr., certify that:

1.   I have reviewed this annual report on Form 10-KSB of GMX Resources Inc;;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or nor there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including and corrective actions with regard to significant deficiencies and material weaknesses.





Date: April 14, 2003                     /s/ Ken L. Kenworthy, Sr.
                                         --------------------------------
                                         Ken L. Kenworthy, Sr., Executive Vice
                                         President and Chief Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report                                               F-2

Consolidated Balance Sheets, December 31, 2001 and 2002                    F-3

Consolidated Statements of Operations,
         Years Ended December 31, 2001 and 2002                            F-4

Consolidated Statements of Changes in Shareholders' Equity,
         Years Ended December 31, 2001 and 2002                            F-5

Consolidated Statements of Cash Flows,
         Years Ended December 31, 2001 and 2002                            F-6

Notes to Consolidated Financial Statements                                 F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
GMX Resources Inc.:

We have audited the accompanying consolidated balance sheets of GMX Resources Inc. and subsidiaries as of December 31, 2001 and 2002 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GMX Resources Inc. and subsidiaries as of December 31, 2001 and 2002 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue operating as a going concern. As discussed in Note L to the financial statements, the Company is not in compliance with certain of its debt covenants and has a significant working capital deficiency that raise substantial doubt about the Company's ability to continue operating as a going concern. Management's plans in regard to these matters are also described in Note L. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note A to the consolidated financial statements, GMX Resources Inc. changed its method of accounting for derivative instruments and hedging activities in 2001.


                                                                       KPMG LLP

Oklahoma City, Oklahoma
April 14, 2003

                               GMX RESOURCES INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2002

                                                                                     2001              2002
                                                                                 ------------      ------------
                                     ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                                 $      3,725      $    543,917
       Accounts receivable--interest owners                                           194,180            52,576
       Accounts receivable--oil and gas revenues                                    1,116,930           513,898
       Inventories                                                                    243,799           236,704
       Prepaid expenses and other current assets                                       98,512            11,609
                                                                                 ------------      ------------
                         Total current assets                                       1,657,146         1,358,704
                                                                                 ------------      ------------

OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST METHOD OF
   ACCOUNTING FOR OIL AND GAS PROPERTIES                                           34,113,269        32,881,893
       Less accumulated depreciation, depletion, and amortization                  (1,964,654)       (3,522,584)
                                                                                 ------------      ------------
                                                                                   32,148,615        29,359,309
                                                                                 ------------      ------------

OTHER PROPERTY AND EQUIPMENT                                                        3,159,963         3,200,345
       Less accumulated depreciation                                                 (317,302)         (656,572)
                                                                                 ------------      ------------
                                                                                    2,842,661         2,543,773
                                                                                 ------------      ------------

OTHER ASSETS                                                                           71,252            57,646
                                                                                 ------------      ------------

                         TOTAL ASSETS                                            $ 36,719,674      $ 33,319,432
                                                                                 ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable                                                          $  6,880,869      $  2,426,715
       Accrued expenses                                                               185,763            81,855
       Accrued interest                                                                26,791             6,764
       Revenue distributions payable                                                  304,291           407,849
       Derivative instruments                                                              --           421,300
       Current portion of long-term debt                                            6,280,000         8,100,000
                                                                                 ------------      ------------
                         Total current liabilities                                 13,677,714        11,444,483

LONG-TERM DEBT, LESS CURRENT PORTION                                                       --                --

OTHER LIABILITIES                                                                     304,397           267,486

DEFERRED INCOME TAXES                                                                 263,000                --

SHAREHOLDERS' EQUITY:
       Common stock, par value $.001 per share--authorized 50,000,000 shares
       issued and outstanding 6,550,000 shares in 2001 and 2002                         6,550             6,550
       Additional paid-in capital                                                  20,905,197        20,905,197
       Retained earnings                                                            1,562,816         1,117,016
       Other comprehensive income (loss)                                                   --          (421,300)
                                                                                 ------------      ------------
                         Total shareholders' equity                                22,474,563        21,607,463
                                                                                 ------------      ------------

                         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 36,719,674      $ 33,319,432
                                                                                 ============      ============

                               GMX RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2002

                                                            2001                  2002
                                                        ------------          ------------
REVENUE
      Oil and gas sales                                 $  5,898,003          $  5,970,792
      Interest income                                        198,933                 5,169
      Other income                                           355,363                12,381
                                                        ------------          ------------
           Total revenue                                   6,452,299             5,988,342
                                                        ------------          ------------

EXPENSES
      Lease operations                                     1,604,559             1,324,481
      Production and severance taxes                         338,637               382,826
      Depreciation, depletion and amortization             1,026,498             1,901,976
      Interest                                               359,118               510,472
      General and administrative                           1,855,736             2,577,388
                                                        ------------          ------------
           Total expenses                                  5,184,548             6,697,142
                                                        ------------          ------------

           Income before income taxes                      1,267,751              (708,800)

INCOME TAX EXPENSE (BENEFIT)                                 211,000              (263,000)
                                                        ------------          ------------

      Net income                                        $  1,056,751          $   (445,800)
                                                        ============          ============

      Net income applicable to common shares            $  1,056,751          $   (445,800)
                                                        ============          ============

      EARNINGS PER SHARE--BASIC                         $       0.21          $      (0.07)
                                                        ============          ============

      EARNINGS PER SHARE - DILUTED                      $       0.20          $      (0.07)
                                                        ============          ============

      WEIGHTED AVERAGE COMMON SHARES - BASIC               5,148,493             6,550,000
                                                        ============          ============

      WEIGHTED AVERAGE COMMON SHARES - DILUTED             5,179,693             6,550,000
                                                        ============          ============

See accompanying notes to consolidated financial statements.

                               GMX RESOURCES INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2002

                                                                                          RETAINED      ACCUMULATED
                                                      COMMON STOCK          ADDITIONAL    EARNINGS         OTHER
                                                 ----------------------      PAID-IN    (ACCUMULATED)  COMPREHENSIVE      TOTAL
                                                   SHARES       AMOUNT       CAPITAL       DEFICIT)    INCOME (LOSS)      EQUITY
                                                 ----------    --------   ------------    ----------    -----------    ------------
BALANCE AT DECEMBER 31, 2000                      3,000,000       3,000      1,390,730       506,065                      1,899,795
Issuance of units                                 1,250,000       1,250      8,309,310            --             --       8,310,560
Issuance of shares                                2,300,000       2,300     11,205,157            --     11,207,457
Net income                                               --          --             --     1,056,751             --       1,056,751
Cumulative effect of change in accounting
  principle                                              --          --             --            --        (69,108)        (69,108)
Adjustment for derivative losses reclassified
  into oil and gas sales                                 --          --             --            --         64,189          64,189
Change in fair value of derivative instruments           --          --             --            --          4,919              --
                                                                                                                       ------------
Total comprehensive income (loss)                                                                                         1,056,751
                                                 ----------    --------   ------------    ----------    -----------    ------------
BALANCE AT DECEMBER 31, 2001                      6,550,000    $  6,550   $ 20,905,197     1,562,816             --    $ 22,474,563
                                                 ==========    ========   ============    ==========    ===========    ============

Net income                                                                                  (445,800)            --        (445,800)
Adjustment for derivative losses                         --          --             --            --         423,865        423,865
reclassified into oil and gas sales
Change in fair value of derivative
instruments                                              --          --             --            --       (845,165)       (845,165)
                                                                                                                       ------------
Total comprehensive income (loss)                        --          --             --      (445,800)      (421,300)       (867,100)
                                                 ----------    --------   ------------    ----------    -----------    ------------
BALANCE AT DECEMBER 31, 2002                      6,550,000    $  6,550   $ 20,905,197     1,117,016       (421,300)   $ 21,607,463
                                                 ==========    ========   ============    ==========    ===========    ============






See accompanying notes to consolidated financial statements.

                               GMX RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2002

                                                                              2001                 2002
                                                                          ------------         ------------
CASH FLOWS DUE TO OPERATING ACTIVITIES
      Net income (loss)                                                   $  1,056,751         $   (445,800)
      Adjustments to reconcile net income (loss) to
           net cash provided by (used in) operating activities:
               Depreciation, depletion, and amortization                     1,026,498            1,901,976

               Deferred income tax expense (benefit)                           211,000             (263,000)

               Gain on sale of other property and equipment                       (319)              (3,775)

               Gain on sale of investments                                          --               (3,714)
               Gain from demutualization of insurance company                  (74,124)                  --
               Decrease (increase) in:
                    Accounts receivable                                       (248,433)             744,636
                    Inventory and prepaid expenses                            (162,202)              19,874
                    Other assets                                               (14,024)              13,605
               Increase (decrease) in:
                    Accounts payable                                         6,267,630           (4,454,155)
                    Accrued expenses and other liabilities                     244,970             (123,934)
                    Revenue distributions payable                             (291,597)              66,648
                                                                          ------------         ------------

                         Net cash provided by (used in) operating
                         activities                                          8,016,600           (2,547,639)
                                                                          ------------         ------------

CASH FLOWS DUE TO INVESTING ACTIVITIES
      Additions to oil and gas properties                                  (24,385,466)          (3,014,288)
      Additions to property and equipment                                   (2,575,096)             (45,882)
      Proceeds from sale of other property and equipment                        15,953                5,000
      Proceeds from sale of investments                                             --               77,838
      Proceeds from sale of oil and gas properties                             243,824            4,245,163
                                                                          ------------         ------------
                         Net cash provided by (used in) investing
                         activities                                        (26,700,785)           1,267,831
                                                                          ------------         ------------

CASH FLOWS DUE TO FINANCING ACTIVITIES
      Proceeds from borrowings                                               1,765,000            5,898,000
      Payments of debt issuance costs                                          (22,500)                  --
      Payments on debt                                                      (3,058,864)          (4,078,000)
      Issuance of equity                                                    19,974,231                   --
                                                                          ------------         ------------
                         Net cash provided by (used in) financing
                         activities                                         18,657,867            1,820,000
                                                                          ------------         ------------

Net increase (decrease) in cash                                                (26,318)             540,192

CASH AT BEGINNING OF YEAR                                                       30,043                3,725
                                                                          ------------         ------------

CASH AT END OF YEAR                                                       $      3,725         $    543,917
                                                                          ============         ============


CASH PAID FOR INTEREST                                                    $    474,444         $    510,472
                                                                          ============         ============

See accompanying notes to consolidated financial statements.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2002

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of GMX Resources Inc. (the "Company or GMX") and its wholly-owned subsidiaries, Endeavor Pipeline, Inc. and Expedition Natural Resources, Inc. Endeavor Pipeline, Inc. owns and operates natural gas gathering facilities in East Texas. Expedition Natural Resources, Inc. owns undeveloped leases, primarily in East Texas. All significant intercompany accounts and transactions have been eliminated. Accounting policies used by the Company reflect industry practices and conform to accounting principles generally accepted in the United States of America. The more significant of such policies are briefly described below.

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

The sale of the Company's Kansas properties in September 2002 did not result in a gain or loss. All proceeds from the sale were applied to the full cost pool.

Depreciation and amortization of other property and equipment, including leasehold improvements, are provided using the straight-line method based on estimated useful lives from five to 10 years.

Proved crude oil and natural gas properties and other long-lived assets are periodically assessed to determine if circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2002

Assets," was issued in August 2001. This statement addresses financial accounting and reporting for the impairment or long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for long-Lived Assets to Be Disposed Of." This statement requires (a) recognition of an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measurement of an impairment loss as the difference between the carrying amount and fair value of the asset. The Company adopted the statement January 1, 2002 with no material impact on the Company's results of operations or financial position.

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

The Company follows the sales method of accounting for gas imbalances. A liability is recorded when the Company's excess takes of natural gas volumes exceed its estimated remaining recoverable reserves. No receivables are recorded for those wells where the Company has taken less than its ownership share of gas production. There are no significant imbalances as of December 31, 2002.

CAPITALIZED INTEREST: Interest of $64,410 and $59,195 was capitalized related to the unproved properties that were not being currently depreciated, depleted, or amortized and on which exploration activities were in progress in 2001 and 2002, respectively.

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

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2002

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

NET EARNINGS PER COMMON SHARE: Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. For 2001, diluted earnings per share reflect the potential dilution that could occur if the Company's stock options were exercised. The weighted average dilutive shares included in the 2001 period were 31,200. For 2002, the Company incurred a loss and as a result the effect of stock options was antidilutive. There were no other dilutive instruments outstanding in 2001 or 2002.

STOCK OPTIONS: The Company applies the intrinsic value-based method of accounting for its fixed plan stock options, as described by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the option. SFAS 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by Statement

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2002

123, GMX has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted the disclosure requirements of Statement 123 which are included in note F.

Stock option activity for the year ended December 31, 2002 is as follows:

                                                              WEIGHTED
                                                               AVERAGE
                                            NUMBER OF         EXERCISE
                                             SHARES             PRICE
                                            ---------         ---------
     Balance as of December 31, 2000               --         $      --

         Granted                              170,000              5.72

         Exercised                                 --                --

         Forfeited                            (20,000)             6.26

         Expired                                   --                --
                                            ---------         ---------
     Balance as of December 31, 2001          150,000         $    5.72
          Granted                              13,000              3.50
          Exercised                                --                --
          Forfeited                            23,000              4.42
          Expired                                  --                --
                                            ---------         ---------
     Balance as of December 31, 2002          140,000         $    5.65
                                            ---------         ---------

At December 31, 2002, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $3.50 to $8.00 and 10 years, respectively.

At December 31, 2002, the number of options exercisable was 140,000 and the weighted-average exercise price of those options was $5.65.

The Company applied APB Opinion No. 25. in accounting for its plan and accordingly, no compensation cost has been recognized for its stock option in the financial statements. Had the company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's results would have been reduced by the pro forma amounts indicated below.

                                                         2001        2002
                                                     -----------   ---------
     Net (loss) earnings as reported                 $ 1,056,751   $(445,800)

     Deduct:  Stock-based compensation, net of tax      (137,823)   (208,387)
                                                     -----------   ---------
     Pro forma                                           918,928    (654,187)
                                                     ===========   =========

For 2001, fair value was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 4.46%, expected volatility of 14.72%, and an expected term of 10 years.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2002

For 2002, fair value was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 1.73%, expected volatility of 1.31%, and an expected term of 10 years.

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

SEGMENT INFORMATION: GMX manages its business by country, which results in one operating segment during each of the years ended December 31, 2002 and 2001.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In July 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company has not calculated the impact of this statement on its reported results.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections, that, among other things, rescinded SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. With the rescission of SFAS No. 4, the early extinguishment of debt generally will no longer be classified as an extraordinary item for financial statement presentation purposes. The provision is effective for fiscal years beginning after May 15, 2002. The Company does not anticipate that the adoption of SFAS No. 145 will have a material effect on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The new standard required companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have a material effect on its financial position or results of operations.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2002

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation. The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB No. 25.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others. For a guarantee subject to FASB Interpretation No. 45, a guarantor is required to measure and recognize the fair value of the guarantee liability at inception. For many guarantees, fair value will likely be determined using the expected present value method described in FASB Concepts Statement 7, Using Cash Flow Information and Present Value in Accounting Measurements. In addition, FIN 45 provides new disclosure requirements. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002. The measurement and liability recognition provisions are applied prospectively to guarantees or modifications after December 31, 2002. The Company anticipates that FIN 45 will not have a material impact on the Company's financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). Subject to certain criteria defined in the Interpretation, FIN 46 will require consolidation by business enterprises of variable interest entities if the enterprise has a variable interest that will absorb the majority of the entity's expected losses, receives a majority of its expected returns, or both. The provisions of FIN 46 are effective immediately for interests acquired in variable interest entities after January 31, 2003, and at the beginning of the first interim or annual period beginning after June 15, 2003, for interests acquired in variable interest entities before February 1, 2003 (for the Company in the third quarter of 2003). The Company anticipates that FIN 46 will not have a material impact on the Company's financial statements.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2002

NOTE B--PROPERTY AND EQUIPMENT

Property and equipment included the following:

                                                                                     DECEMBER 31,
                                                                          ---------------------------------
                                                                              2001                 2002
                                                                          ------------         ------------
     Oil and gas properties:
        Subject to amortization                                           $ 32,872,557         $ 31,710,171
        Not subject to amortization:
          Acquired in 2002                                                          --               76,829
           Acquired in 2001                                                  1,000,406              853,258
           Acquired in 2000                                                     62,158               93,195
           Acquired in 1999                                                     36,943                   --
           Acquired in 1998                                                    141,205              148,940
        Accumulated depreciation, depletion, and amortization               (1,964,654)          (3,522,584)
                                                                          ------------         ------------
            Net oil and gas properties                                      32,148,615           29,359,309
                                                                          ------------         ------------
     Other property and equipment                                            3,159,963            3,200,345
     Less accumulated depreciation                                            (317,302)            (656,572)
                                                                          ------------         ------------

            Net other property and equipment                                 2,842,661            2,543,773
                                                                          ------------         ------------
              Property and equipment, net of accumulated
                 Depreciation, depletion, and amortization                $ 34,991,276         $ 31,903,082
                                                                          ============         ============

Depreciation, depletion, and amortization of property and equipment consisted of the following components:

                                                                                FOR THE YEAR ENDED
                                                                                    DECEMBER 31,
                                                                          ---------------------------------
                                                                              2001                 2002
                                                                          ------------         ------------
     Depreciation, depletion, and amortization of oil
        and gas properties                                                $    855,716         $  1,557,930
     Depreciation of other property and equipment                              170,782              344,046
                                                                          ------------         ------------

                Total                                                     $  1,026,498         $  1,901,976
                                                                          ============         ============

NOTE C--LONG-TERM DEBT

                                                                                     DECEMBER 31,
                                                                          ---------------------------------
                                                                              2001                 2002
                                                                          ------------         ------------
     Note  payable  to  bank,  maturity  date of May 1, 2003,             $  6,280,000         $  8,100,000
     bearing a variable  interest  rate (4.75% and 5.25% as of
     December 31, 2001 and 2002, respectively)  collateralized
     by producing oil and gas properties
                                                                          ------------         ------------
                                                                             6,280,000            8,100,000
     Current portion                                                        (6,280,000)          (8,100,000)
                                                                          ------------         ------------
                                                                          $         --         $         --
                                                                          ============         ============

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2002

2000 CREDIT FACILITY
On October 31, 2000, the Company entered into a new secured credit facility, which replaced a prior credit facility. The new credit facility provides for a line of credit of up to $15,000,000 (the "Commitment"), subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves which is reduced monthly to account for production ("Borrowing Base"). The amount of credit available at any one time under the credit facility is the lesser of the Borrowing Base or the amount of the Commitment. Borrowings bear interest at the prime rate plus 1%. The credit facility requires payment of an annual facility fee equal to 1/2% on the unused amount of the Borrowing Base. The Company is obligated to make principal payments if the amount outstanding would exceed the Borrowing Base. Borrowings under the credit agreement are secured by substantially all of the Company's oil and gas properties. Beginning August 1, 2002, and continuing until the next Borrowing Base determination (September 1, 2002), monthly commitment reductions were $172,000 plus any positive difference between the $172,000 and 80% of "Net Cash Flow" (net income before income taxes plus non-cash expenses) for the second preceding month. The scheduled September 1, 2002 Borrowing Base determination was not made. At December 31, 2002, the Company had borrowed $8,100, 000 under the credit facility.

The credit facility contains various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sales of assets, mergers and consolidations, dividends and distributions, changes in management and require the maintenance of various financial ratios. The credit facility matures on May 1, 2003.

As of December 31, 2002, the Company was not in compliance with the adjusted current ratio or debt service coverage covenants included in the Credit Facility. The lender has not waived the noncompliance items. The noncompliance creates a technical default under the terms of the 2000 Credit Facility, although the lender has not demanded immediate payment. As of March 1, 2003, the Company's Borrowing Base has been redetermined by the bank to be $5,846,000. At April 11, 2003, the Company did not have the resources available to pay the credit facility at the May 1 maturity. As a result of the technical default and the May 1, 2003 due date, the borrowings outstanding under the facility have been reflected as current in the accompanying consolidated balance sheet.

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

At December 31, 2002, the Company had the following carryforwards available to reduce future income taxes:

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2002

         Federal                                    $  22,684,000
         States                                        11,526,000
         Statutory depletion                            1,875,000

The net operating loss and statutory depletion carryforward amounts shown above have been utilized for financial purposes to offset existing deferred tax liabilities. The net operating loss carryforwards expire from 2018 to 2021. Statutory depletion carryforwards do not expire.

As of December 31, 2002, the Company's deferred tax liability of $8,060,000 was primarily associated with the difference between financial carrying value of oil and gas properties and the associated tax basis. As of the same date, the Company's gross deferred tax asset of $8,350,000 was primarily the result of the Company's net operating loss and statutory depletion carryforwards. As of December 31, 2002, the Company recognized a valuation allowance of $290,000. Management of the Company determined that based upon current taxable income and financial conditions that it is not more likely than not that the Company will be able to utilize all of its net operating loss carryforwards prior to their expiration.

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

Total income tax expense for the respective years differed from the amounts computed by applying the U.S. federal tax rate to earnings before income taxes as a result of the following:

                                               FOR THE YEAR ENDED
                                                  DECEMBER 31,
                                       ---------------------------------
                                           2001                 2002
                                       ------------         ------------
     U.S. statutory tax rate                     34%                  34%
     Statutory depletion                        (16)                 (34)
     Change in valuation allowance               --                   41
     Other                                       (1)                  (4)
                                       ------------         ------------
     Effective income tax rate                   17%                  37
                                       ============         ============

NOTE E--COMMITMENTS AND CONTINGENCIES

On December 13, 2001, we filed a lawsuit in the United States District Court for the Western District of Oklahoma against Nabors Drilling USA, alleging that Nabors made misrepresentations intended to induce GMX into entering into drilling contracts as well as alleging that Nabors breached those contracts by providing substandard drilling services. We terminated the drilling contracts and were seeking damages in an amount representing specified excess cost and loss of profits occasioned by Nabors' acts, plus attorneys' fees. A counterclaim

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2002

was filed on January 31, 2002 by Nabors claiming that we breached the drilling contracts by failing and/or refusing to pay the full amount of Nabors' outstanding invoices and prematurely terminating the drilling contracts. Nabors sought damages, consisting of $1.8 million in unpaid invoices, plus contract termination fees, interest and attorneys' fees. During 2002, the Company paid the outstanding invoices.

On December 20, 2002, the Company received a jury verdict in its favor against Nabors Drilling USA, LP after a five day trial. As a result of the jury verdict, the Company has no liability to Nabors and its claim for approximately $10 million in contract termination damages.

On March 3, 2003, Nabors Drilling USA, LP filed a new notice of appeal of the unanimous jury verdict in GMX's favor rendered December 23, 2002 in its lawsuit against Nabors in the United States District Court for the Western District of Oklahoma. Nabors is appealing the verdict which found that the Company had no liability to Nabors on its claim for approximately $10 million in contract termination damages. The appeal process is likely to take more than 12 months and if Nabors is successful, would probably result in a requirement for a new trial. Nabors had previously been denied a new trial by the U.S. District Court for the Western District of Oklahoma.

Based upon the prior jury verdict and prior denials of appeals, the Company does not believe that a material loss is probable as of Decemner 31, 2002.

The Company is party to various other legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, the Company's estimates of the outcomes of such matters, and its experience in contesting, litigating, and settling similar matters. None of the actions are believed by management to involve future amounts that would be material to the Company's financial position or results of operations after consideration of recorded accruals.

OPERATING LEASES: The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2001.

Year Ending December 31:

          2003                                              $     100,673
          2004                                                     16,870
                                                            -------------
                Total                                       $     117,543
                                                            =============

Total rental expense for all operating leases is as follows for the years ended December 31:

          2001                                              $      82,739
          2002                                                     97,298

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2002

NOTE F--SHAREHOLDERS' EQUITY

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

On July 17, 2001 and July 25, 2001, GMX sold 2,000,000 and 300,000 common shares, respectively, at a price of $5.50 per share. Proceeds to GMX, net of underwriters' fees and other expenses, were $11,285,544. GMX has also granted the underwriters five-year warrants to purchase up to 200,000 shares for $6.60 per common share.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2002

NOTE G--MAJOR CUSTOMERS

Sales to individual customers constituting 10% or more of total oil and gas sales for each of the years ended December 31, 2001 and 2002 were as follows:

                                                         2001          2002
                                                         ----          ----
     Teppco Crude                                        28.7%         95.2%
     Koch Gateway Pipeline                               47.9%           --
     CrossTex Energy Services, Inc.                        --          77.3%

NOTE H--DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2001, the Company utilized swap arrangements to hedge a portion of its exposure to price volatility from producing natural gas. Each swap arrangement established a price above which the Company paid the counterparty and below which the Company was paid. Results from commodity hedging transactions are reflected in gas sales. Payments by the Company in 2001 totaled $179,865.

The Company has entered into natural gas price swaps that initiated in March 2002 and will expire in February 2003. These agreements relate to 50,000 and 40,000 mmbtu whereby the Company will receive a fixed price of $2.66 and $2.67 per mmbtu, respectively and pay the counterparty an index price. Payments by the Company in 2002 totaled $652,100.

The fair value of the financial instrument as of December 31, 2002 was a liability of approximately $421,300. There were no outstanding financial instruments as of December 31, 2001.

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

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2002

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

GMX does not hold or issue derivative instruments for trading purposes. All of GMX's commodity price financial swaps in place at January 1, 2002 were designated as cash flow hedges. Changes in the fair value of these derivatives were reported in "Accumulated other comprehensive income." These amounts were reclassified to oil and gas sales when the forecasted transaction took place. The 2002 derivative instruments did not qualify for hedge accounting. As a result changes in fair value were reflected in the 2001 consolidated statements of operations.

NOTE I--CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts which, at times, may exceed federal insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2002

NOTE J--OIL AND GAS OPERATIONS

Capitalized costs related to the Company's oil and gas producing activities as of December 31, 2001 and 2002 are:

                                                      2001             2002
                                                  ------------     ------------
     Unproved properties                          $  1,240,712     $  1,171,722
     Producing properties                           32,872,557       31,710,171
                                                  ------------     ------------
                                                    34,113,269       32,881,893
     Less accumulated depreciation, depletion,
        and amortization                            (1,964,654)      (3,522,584)
                                                  ------------     ------------
                Net capitalized costs             $ 32,148,615     $ 29,359,309
                                                  ============     ============

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

Costs incurred in oil and gas property acquisitions, exploration, and development activities in 2001 and 2002 are as follows:

                                                      2001             2002
                                                  ------------     ------------
     Property acquisition costs - proved          $  2,488,614     $    120,157
     Property acquisition costs - unproved           2,382,548           84,672
     Development costs                              19,270,480        2,812,876
                                                  ------------     ------------
                                                  $ 24,141,642     $  3,017,705
                                                  ============     ============

Development costs include the cost of drilling and equipping development wells and constructing related production facilities for extracting, treating, gathering, and storing oil and gas from proved reserves.

The Company's results of operations in 2001 and 2002 include revenues and expenses associated directly with oil and gas producing activities.

                                                      2001             2002
                                                  ------------     ------------
     Oil and gas sales                            $  5,898,004     $  5,970,792
     Production costs                                1,943,196        1,707,307
     Depreciation, depletion and amortization          855,716        1,557,930
     Income tax expense                                830,000          665,000
                                                  ------------     ------------
     Results of operations for oil and gas
          producing activities                    $  2,269,092     $  2,040,555
                                                  ============     ============

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2002

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

Proved oil and gas reserves represent the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. As of December 31, 2001 and 2002, all of the Company's oil and gas reserves were located in the United States.

                                                                 OIL                  GAS
                                                               (MBBLS)               (MMCF)
                                                             ------------         ------------
     DECEMBER 31, 2001
        Proved reserves, beginning of period                        3,858               49,070
        Extensions, discoveries, and other additions                1,217               30,178
        Production                                                    (81)              (1,294)
        Sale of reserves in-place                                     (70)                (119)
        Revisions of previous estimates                            (1,062)              (9,224)
                                                             ------------         ------------
        Proved reserves, end of period                              3,862               68,611
                                                             ============         ============
        Proved developed reserves:
            Beginning of period                                     1,410               15,352
                                                             ============         ============
            End of period                                           1,018               21,932
                                                             ============         ============
     DECEMBER 31, 2002
        Proved reserves, beginning of period                        3,862               68,611
        Extensions, discoveries, and other additions                   --                   --
        Production                                                    (70)              (1,639)
        Sale of reserves in-place                                  (1,218)              (2,263)
        Revisions of previous estimates                              (910)              (8,027)
                                                             ------------         ------------
        Proved reserves, end of period                              1,664              (56,682)
                                                             ============         ============
        Proved developed reserves:
            Beginning of period                                     1,018               15,352
                                                             ============         ============
            End of period                                             604               16,501
                                                             ============         ============

Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. Estimates are

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2002

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

                                                         DECEMBER 31,         DECEMBER 31,
                                                             2001                 2002
                                                         ------------         ------------
                                                         (IN THOUSANDS)      (IN THOUSANDS)
     Future cash inflows                                 $    247,148         $    294,669
     Future production costs                                  (49,861)             (47,917)
     Future development costs                                 (41,609)             (39,518)
     Future income tax provisions                             (49,211)             (60,799)
                                                         ------------         ------------

          Net future cash inflows                             106,467              125,537
     Less effect of a 10% discount factor                     (57,939)             (71,225)
                                                         ------------         ------------
          Standardized measure of discounted future
              net cash flows                             $     48,528         $     54,312
                                                         ============         ============

Oil and condensate prices were based on an equivalent base price of $28.98 per barrel for benchmark posted West Texas Intermediate Crude Oil at closing on December 31, 2002. Adjustments to the base price were made to each lease to adjust the base price for crude oil quality, contractual agreements, and regional price variations. The average oil price used in the reserve estimates was $28.85 per barrel. Natural gas prices were based on an equivalent base price of $4.617 per million British thermal unit (mmbtu) for the composite Henry Hub Spot Market benchmark price at closing on December 31, 2002. Adjustments to the base price were made to each lease to adjust the base price for quality, contractual agreements, and regional price variations. The average natural gas price used in the reserve estimates was $4.35 per mmbtu. Future income tax expenses are computed by applying the appropriate statutory rates to the future pre-tax net cash flows relating to proved reserves, net of the tax basis of the properties involved giving effect to permanent differences, tax credits, and allowances relating to proved oil and gas reserves.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2002

Principal changes in the standardized measure of discounted future net cash flows attributable to the Company's proved reserves are as follows:

                                                                     DECEMBER 31,         DECEMBER 31,
                                                                         2001                 2002
                                                                     ------------         ------------
     Standardized measure, beginning of year                              186,281               48,524
     Sales of oil and gas, net of production costs                         (4,446)              (2,508)
     Net changes in prices and production costs                          (200,847)              51,708
     Extensions and discoveries, net of future development costs           22,465                   --
     Development costs that reduced future development costs                2,250                2,091
     Revisions of quantity estimates                                      (15,718)             (20,447)
     Sales of reserves in place                                              (579)             (15,192)
     Accretion of discount                                                 28,416                7,095
     Other                                                                (44,750)             (13,084)
     Net changes in income taxes                                           75,452               (3,875)
                                                                     ------------         ------------
     Standardized measure, end of year                                     48,524               54,312
                                                                     ============         ============

NOTE L -- GOING CONCERN AND MANAGEMENT'S PLANS

As discussed in Note C, as of December 31, 2002, the Company was not in compliance with two of its covenants included in its Credit Facility. Also, as of March 1, 2003, amounts outstanding under the Credit Facility were in excess of the redetermined Borrowing Base. Additionally, the Credit Facility matures on May 1, 2003. The Company does not have the resources currently available to pay the amounts outstanding under the Credit Facility. As a result of these factors and the significant working capital deficit as of December 31, 2002, there continues to be substantial doubt about the Company's ability to continue operating as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying values on the amount or classification of liabilities that might result if the Company is unable to continue operating as a going concern.

The Company plans to continue to oppose legal proceedings related to Nabors. A finding in the Company's favor against Nabors' appeal would reduce the Company's exposure to amounts asserted as obligations by Nabors. See Note E.

The Company is actively pursuing additional debt and equity financings to complement expected positive operating cash flow in order to reduce the Company's past due accounts payable balance, repay or refinance its credit facility and continue the Company's development program. The continuing uncertainty with respect to the Nabors litigation described in Note E has had an adverse affect on the Company's ability to raise capital. The Company may also enter into development arrangements with other industry participants to fund the development of the Company's proved undeveloped reserves. Such arrangements would reduce or eliminate the Company's initial cash disbursements for development. Such arrangements would also reduce the Company's future expected operating cash flows due to the reduced interest ownership. There can be no assurance that the Company will be able to enter into any of these financial arrangements. As a result of the liquidity issues described above, the Company has reduced its capital expenditures in the first quarter of 2003.

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.                Description

10.3(c)         Third Amendment to Credit Agreement dated August 16, 2002
99.1            Certification of Chief Executive Officer Pursuant to 18
                U.S.C. Section 1350
99.2            Certification of Chief Financial Officer Pursuant to 18
                U.S.C. Section 1350