Form 10KSB/A
period 2002-12-31
GMX RESOURCES INC
filed 2003-04-30
CIK 1127342

================================================================================

                          U. S. SECURITIES AND EXCHANGE
                        COMMISSION WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 2002

      [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _____________ to _____________


                        Commission file number 000-32325

                               GMX RESOURCES INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

        OKLAHOMA                                              73-1534474
----------------------------                        ----------------------------
(State or other jurisdiction                              (I.R.S. Employer
    of incorporation)                                    Identification No.)

          9400 North Broadway, Suite 600, Oklahoma City, Oklahoma 73114
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (405) 600-0711
                           ---------------------------
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

                 Title of each class                       Name of each exchange
                                                           on which registered

                  ------------------                       ------------------


Securities registered under Section 12(g) of the Exchange Act:

                COMMON STOCK, $0.001 PAR VALUE, CLASS A WARRANTS
--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]   No [_]

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

Transitional Small Business Disclosure Format (Check one):  Yes [_]   No [X]
================================================================================

                               GMX RESOURCES INC.
                                  FORM 10-KSB/A


     This amendment is being filed to add Items 9, 10, 11 and 12 of Part III which were previously indicated as being incorporated by reference.



                                TABLE OF CONTENTS



                                    PART III                               PAGE
                                                                           ----

Item 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
              OF THE EXCHANGE ACT.............................................1


Item 10.      EXECUTIVE COMPENSATION..........................................3


Item 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERSHIP AND MANAGEMENT........................................4


Item 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................5



SIGNATURES ...................................................................6


CERTIFICATIONS ...............................................................7

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers of the Company are as follows:

NAME                      AGE    POSITION CURRENTLY HELD
--------------------------------------------------------------------------------
Ken L. Kenworthy, Jr.      46    President, Chief Executive Officer and Director
Ken L. Kenworthy, Sr.      68    Executive Vice President, Secretary, Treasurer,
                                 Chief Financial Officer and Director
T. J. Boismier             68    Director
Steven Craig               46    Director
Kyle Kenworthy             41    Vice President - Land

         The following is a brief description of the business background of each of our directors and executive officers.

         KEN L. KENWORTHY, JR. is a co-founder of GMX and has been President and a director since the Company's inception in 1998. In 1980, he founded OEXCO Inc., a privately held oil and gas company, which he managed until 1995 when its properties were sold for approximately $13 million. During this period OEXCO operated 300 wells and drilled and discovered seven fields and dozens of new zones. During this same period, he formed and managed a small gas gathering system. From 1995 until he founded GMX in 1998, Mr. Kenworthy was a private investor. From 1980 to 1984, he was a partner in Hunt-Kenworthy Exploration which was formed to share drilling and exploration opportunities in different geological regions. Prior to 1980, he held various geology positions with Lone Star Exploration, Cities Service Gas Co., Nova Energy, and Berry Petroleum Corporation. He also served as a director of Nichols Hills Bank, a commercial bank in Oklahoma City, Oklahoma for ten years before it was sold in 1996 to what is now Bank of America. He is a member of the American Association of Petroleum Geologists and Oklahoma City Geological Society.

         KEN L. KENWORTHY, SR. is a co-founder of GMX and has been Executive Vice President, Chief Financial Officer and a director since the Company's inception in 1998. From 1993 to 1998, he was principal owner and Chairman of Granita Sales Inc., a privately-held frozen beverage manufacturing distribution company. Prior to that time, he held various financial positions with private and public businesses, including from 1970 to 1984, as vice president, secretary-treasurer, chief financial officer and a director of CMI Corporation, a New York Stock Exchange listed company which manufactures and sells road-building equipment. He has held several accounting industry positions including past president of the Oklahoma City Chapter National Association of Accountants, past vice president of the National Association of Accountants and past officer and director of the Financial Executives Institute.

         T. J. BOISMIER is founder, President and Chief Executive Officer of T.
J. Boismier Co., Inc., a privately held mechanical contracting company in Oklahoma City, Oklahoma, which designs and installs plumbing, heating, air conditioning and utility systems in commercial buildings, a position he has held since 1961. He became a director in February 2001 simultaneously with the completion of the Company's initial public offering.

         STEVEN CRAIG is the Chief Energy Analyst for Elliott Wave International, a securities market research and advisory company located in Gainesville, Georgia, which is one of the world's largest providers of market research and technical analysis. As Chief Energy Analyst, Mr. Craig provides in-depth analysis and price forecasts of the major NYMEX and IPE energy markets to an institutional clientele that spans the gamut of the energy industry. Prior to joining Elliott Wave International in January 2001, he provided risk management services to Central and South West, one of the largest natural gas consumers in the U.S. prior to its merger with American Electric Power in June 2000 and independent oil and gas producer Kerr-McGee. He became a director in August 2001.

         KYLE KENWORTHY became Vice President of Land for the Company in March, 1999. From 1997 until he joined the Company, he was an independent petroleum landman, performing contract land services for other oil and gas companies, and from 1992 to 1997 he was an independent real estate investor and manager. Prior to that time, he was employed by H&K Exploration and OEXCO Inc. in various geological, accounting and land management positions. Over a 12 year period at OEXCO, Mr. Kenworthy helped structure and managed an aggressive drilling program in Oklahoma City and surrounding areas for over 300 company operated wells.

         Ken Kenworthy, Sr. is the father of Ken Kenworthy, Jr. and Kyle Kenworthy.

SIGNIFICANT EMPLOYEE

         Keith Leffel has been employed as our natural gas marketer and pipeline operations manager since November 2001. Since 1986, Mr. Leffel formed and operated GKL Energy Services Company, a company that assists producers with gas marketing services.

TERMS

         Each director is elected to hold office until the next annual meeting of shareholders or until his successor is duly elected and qualified. The executive officers and significant employees are appointed by the Board of Directors and serve at its discretion.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities and Exchange Act of 1934 requires directors and executive officers of the Company and persons who beneficially own more than 10% of the Company's common stock to file reports of ownership and changes in ownership of the Company's common stock with the Securities and Exchange Commission. The Company is required to disclose delinquent filings of reports by such persons.

         Based on a review of the copies of such reports and amendments thereto received by the Company, or written representations that no filings were required, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and 10% shareholders were met during 2002.


ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth information with respect to compensation received by the chief executive officer of GMX and the other executive officers of GMX.

SUMMARY COMPENSATION TABLE

                                                           ANNUAL COMPENSATION
                                                    ----------------------------------
                                                                          OTHER ANNUAL      ALL OTHER
NAME AND PRINCIPAL POSITION                 YEAR     SALARY     BONUS     COMPENSATION   COMPENSATION(1)
---------------------------                 ----    -------    -------    ------------   ---------------
Ken L. Kenworthy, Jr.                       2000    135,000    $  --      $    --        $        --
    President and Chief Executive           2001    166,700     30,000         --               5,104
    Officer                                 2002    167,343     30,000         --               8,385

Ken L. Kenworthy, Sr.                       2000    125,000       --           --                 --
    Executive Vice President, Secretary,    2001    166,700     30,000         --               5,104
    Treasurer and Chief Financial Officer   2002    166,250     30,000         --               8,385

Kyle Kenworthy                              2000     46,500      4,000         --                 --
    Vice President--Land                    2001     56,700      5,000         --               1,658
                                            2002     71,532       --           --               2,850

(1) All Other Compensation includes amounts contributed by GMX for the account of the named individual to GMX'S 401(k) plan.

         There were no options granted to the named executive officers in 2002. The following table reflects options exercised during 2002 or outstanding at year end for the named executive officers.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                  NUMBER OF SECURITIES                 VALUE OF
                                                 UNDERLYING UNEXERCISED        UNEXERCISED IN-THE-MONEY
                                                       OPTIONS AT                     OPTIONS AT
                        SHARES                      DECEMBER 31, 2002            DECEMBER 31, 2002 (1)
                       ACQUIRED      VALUE     ---------------------------    ---------------------------
     NAME            ON EXERCISE    REALIZED   EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
-----------------    -----------    --------   -----------   -------------    -----------   -------------
Kyle Kenworthy           N/A          N/A          8,570         11,250           N/A           N/A

-----------------
(1) There was no value of unexercised in-the-money options at December 31, 2002 because the option exercise price exceeded the market price per share of Common Stock on December 31, 2002.

COMPENSATION OF DIRECTORS

         Nonemployee directors, T. J. Boismier and Steven Craig, receive $1,000 for each board and $500 for each committee meeting which they attend. GMX has also granted options to our nonemployee directors. Mr. Boismier received an option on February 12, 2001 to purchase 10,000 shares of common stock at a price of $8.00 per share (the initial public offering price of GMX's units) which will vest at a rate of 25% per year for each year of continued service. Mr. Boismier received an additional option on March 16, 2001 (when GMX's units split into common stock and warrants) to purchase 5,000 shares of common stock at a price of $4.03 per share (the market price of our common stock on the date of grant), also vesting at 25% per year for each year of continued service. Mr. Craig received an option on September 10, 2001 to purchase 10,000 shares of common stock at a price of $5.00 which also will vest at a rate of 25% per year for each year of continued service. No options were granted in 2002.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2003, by (i) each person or group of affiliated persons known to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our directors and executive officers as a group.

         As of March 31, 2003, there were 6,550,000 shares of common stock outstanding. Except as otherwise listed below, each named beneficial owner has sole voting and investment power with respect to the shares listed.

                                               NUMBER OF        PERCENT
BENEFICIAL OWNER                                SHARES          OF TOTAL
----------------                               ---------        --------
Ken L. Kenworthy, Jr. (1)(2)............        967,324           14.8%
Karen Kenworthy (2)(6)..................        967,324           14.8%
Ken L. Kenworthy, Sr. (2)...............        967,324           14.8%
Newton Family Group (7).................        900,000           13.5%
T. J. Boismier (3)......................         15,000             *
Steven Craig (4)........................          2,500             *
Kyle Kenworthy (5)......................          8,750             *
All executive officers and directors
  as a group (5 persons)................      1,960,898           29.8%
--------------------
*    Less than 1%.

(1) Shares owned by Mr. Kenworthy, Jr. excludes 967,338 shares owned by his wife as to which he disclaims beneficial ownership.

(2)  The business address of Messrs. Kenworthy, Jr. and Kenworthy, Sr. and Karen
     M. Kenworthy is 9400 North Broadway, Oklahoma City, Oklahoma 73114.

(3) Includes 2,500 shares which Mr. Boismier has the right to acquire upon exercise of Class A warrants and 7,500 shares he has the right to acquire on exercise of options exercisable within 60 days.

(4) Includes 2,500 shares which Mr. Craig has the right to acquire on exercise of options exercisable within 60 days.

(5) Includes 8,750 shares which Mr. Kenworthy has the right to acquire on exercise of options exercisable within 60 days.

(6) Shares owned by Karen Kenworthy excludes 967,324 shares owned by her husband Ken L. Kenworthy, Jr., as to which she disclaims beneficial ownership.

(7) The Newton Family Group consists of William C. Newton and Gloria A. Newton, husband and wife, Newton Discretionary Trust, as to which William C. Newton is the sole trustee; and Newton Investment Partners, as to which William C. Newton is the managing partner. William C. Newton and Gloria A. Newton have beneficial ownership of 900,000 shares which includes 775,000 shares beneficially owned by Newton Investment Partners and 100, 000 shares that may be acquired upon the exercise of warrants held by Newton Investment Partners. The business address of the Newton Family Group is c/o Notwen Corporation, 660 East Broadway, Jackson Hole, Wyoming 83001.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth information as of December 31, 2002 relating to equity compensation plans.

                               NUMBER OF SHARES    WEIGHTED-AVERAGE    REMAINING SHARES
                               TO BE ISSUED UPON    EXERCISE PRICE   AVAILABLE FOR FUTURE
                                  EXERCISE OF       OF OUTSTANDING   ISSUANCE UNDER EQUITY
     PLAN CATEGORY            OUTSTANDING OPTIONS       OPTIONS       COMPENSATION PLANS
----------------------------  -------------------  ----------------  ---------------------
Equity Compensation Plans
Approved by Shareholders            140,000               5.65              410,000

Equity Compensation Plans
Not Approved by Shareholders            --                 --                   --


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GMX RESOURCES INC.


Dated:   April 30, 2003                     By: /s/ Ken L. Kenworthy, Jr.
         --------------                         --------------------------------
                                                Ken L. Kenworthy, Jr., President



         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        SIGNATURES                    TITLE                         DATE
        ----------                    -----                         ----

/s/ Ken L. Kenworthy, Jr.     President and Director            April 30, 2003
-------------------------                                       --------------
Ken L. Kenworthy, Jr.



/s/ Ken L. Kenworthy, Sr.     Executive Vice President,         April 30, 2003
-------------------------     Chief Financial Officer           --------------
Ken L. Kenworthy, Sr.         and Director



/s/ Steven Craig              Director                          April 30, 2003
-------------------------                                       --------------
Steven Craig



/s/ T. J. Boismier            Director                          April 30, 2003
-------------------------                                       --------------
T. J. Boismier

                                 CERTIFICATIONS
                                 --------------

I, Ken L. Kenworthy, Jr., certify that:

1. I have reviewed this Amendment No. 1 to annual report on Form 10-KSB of GMX Resources Inc;;

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


Date: April 30, 2003                    /s/ Ken L. Kenworthy, Jr.
      --------------                    -------------------------------------
                                        Ken L. Kenworthy, Jr.,
                                        President and Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------

I, Ken L. Kenworthy, Sr., certify that:

1. I have reviewed this Amendment No. 1 to annual report on Form 10-KSB of GMX Resources Inc;;

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


Date:  April 30, 2003                   /s/ Ken L. Kenworthy, Sr.
       --------------                   -----------------------------------
                                        Ken L. Kenworthy, Sr.,
                                        Executive Vice President and
                                        Chief Financial Officer