Form 10QSB
period 2003-03-31
GMX RESOURCES INC
filed 2003-05-21
CIK 1127342

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

[_]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from _______________ to _______________


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


As of March 31, 2003 there were 6,550,000 shares of GMX RESOURCES INC. Common Stock, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

================================================================================

                               GMX RESOURCES, INC.
                                   Form 10-QSB
                      For the Quarter Ended March 31, 2003

                                TABLE OF CONTENTS
                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements
         Consolidated Balance Sheets as of December 31, 2002                 3
         and March 31, 2003 (Unaudited)

         Consolidated Statements of Operations for the three months ended March 31, 2002 and March 31, 2003
         (Unaudited)                                                         4

         Consolidated Statements of Comprehensive Income for the
         three months ended March 31, 2002 and March 31, 2003                5
         (Unaudited)

         Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and March 31, 2003
         (Unaudited)                                                         6

         Condensed Notes to Interim Financial Statements (Unaudited)         7

Item 2:  Management's Discussion and Analysis or Plan of Operation          11

Item 3:  Controls and Procedures                                            15

PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings                                                 15

Item 2:   Changes in Securities                                             15

Item 3:   Defaults Upon Senior Securities                                   15

Item 4:   Submission of Matters to a Vote of Security Holders               15

Item 5:   Other Information                                                 15

Item 6:   Exhibits and Reports on Form 8-K                                  16

Signature Page                                                              17

Certifications                                                              18

PART I -- FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                       GMX RESOURCES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                    December 31,           March 31,
                                                                                        2002                 2003
                                                                                    ------------         ------------
                                                                                                          (Unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                      $    543,917         $    664,668
     Accounts receivable--interest owners                                                 52,576               24,963
     Accounts receivable--oil and gas revenues                                           513,898              806,104
     Inventories                                                                         236,704              235,704
     Prepaid expenses                                                                     11,609               30,216
                                                                                    ------------         ------------
                   Total current assets                                                1,358,704            1,761,654
                                                                                    ------------         ------------

OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST METHOD OF
   ACCOUNTING FOR OIL AND GAS PROPERTIES                                              32,881,893           33,161,885
     Less accumulated depreciation, depletion, and amortization                       (3,522,584)          (3,899,935)
                                                                                    ------------         ------------
                                                                                      29,359,309           29,261,951
                                                                                    ------------         ------------

OTHER PROPERTY AND EQUIPMENT                                                           3,200,345            3,200,345
     Less accumulated depreciation                                                      (656,572)            (741,926)
                                                                                    ------------         ------------
                                                                                       2,543,773            2,458,419
                                                                                    ------------         ------------

OTHER ASSETS                                                                              57,647               24,655
                                                                                    ------------         ------------
                   TOTAL ASSETS                                                     $ 33,319,432         $ 33,506,679
                                                                                    ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                               $  2,426,715         $  2,091,890
     Accrued expenses                                                                     81,855              160,700
     Accrued interest                                                                      6,765               11,365
     Revenue distributions payable                                                       407,849              549,400
     Derivative instruments                                                              421,300                 --
     Current portion of long-term debt                                                 8,100,000            7,950,000
                                                                                    ------------         ------------
                   Total current liabilities                                          11,444,483           10,763,354
                                                                                    ------------         ------------

LONG-TERM DEBT, LESS CURRENT PORTION                                                        --                   --

OTHER LIABILITIES                                                                        267,487              594,945

DEFERRED INCOME TAXES                                                                       --                   --

SHAREHOLDERS' EQUITY
     Preferred stock, par value $.01 per share, 500,000 shares authorized
     Common stock, par value $.001 per share--authorized 50,000,000 shares;
     issued and outstanding 6,550,000 shares in 2002 and 6,550,000 in 2003                 6,550                6,550
     Additional paid-in capital                                                       20,905,197           20,905,197
     Retained earnings                                                                 1,117,016            1,236,633
     Other comprehensive loss                                                           (421,300)                --
                                                                                    ------------         ------------

                   Total shareholders' equity                                         21,607,462           22,148,380
                                                                                    ------------         ------------

                   TOTAL LIABILITES AND SHAREHOLDERS' EQUITY                        $ 33,319,432         $ 33,506,679
                                                                                    ============         ============

See accompanying notes to consolidated financial statements.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                          THREE MONTHS ENDED MARCH 31,

                                                                     2002                2003
                                                                 -----------         -----------
REVENUE:
       Oil and gas sales                                         $ 1,721,874         $ 1,434,969
       Interest income                                                 1,470                 780
       Other income (loss)                                            (7,970)              1,418
                                                                 -----------         -----------
                   Total revenue                                   1,715,374           1,437,167


EXPENSES:
       Lease operations                                              322,335             204,836
       Production and severance taxes                                 96,699             125,086
       Depreciation, depletion, and amortization                     594,761             410,870
       Interest                                                       85,793             134,651
       General and administrative                                    502,668             390,273
                                                                 -----------         -----------
                   Total expenses                                  1,602,255           1,265,716

       Income before income taxes                                    113,118             171,451

INCOME TAXES                                                     $    17,000         $      --
                                                                 -----------         -----------

Income before cumulative effect of a change in accounting
principle                                                               --               171,451
Cumulative effect of change in accounting principle                     --               (51,834)
                                                                 -----------         -----------

Net Income                                                       $    96,118         $   119,618
                                                                 ===========         ===========

EARNINGS PER SHARE - Before Cumulative Effect                    $      0.01         $      0.03
                                                                 ===========         ===========
EARNINGS PER SHARE - Cumulative Effect                           $      --           $      0.01
                                                                 ===========         ===========
EARNINGS PER SHARE - Basic and Diluted                           $      0.01         $      0.02
                                                                 ===========         ===========
WEIGHTED AVERAGE COMMON SHARE - BASIC AND DILUTED                  6,550,000           6,550,000
                                                                 ===========         ===========

See accompanying notes to consolidated financial statements.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                        2002              2003
                                                                    -----------       -----------
Net income                                                          $    96,118       $   119.618

Other comprehensive income (loss), net of tax:
          Adjustment for derivative losses reclassified into
                 oil and gas sales                                      (15,470)          438,400
          Change in fair value of derivative instruments               (621,496)          (17,100)
                                                                    -----------       -----------
Comprehensive income (loss)                                         $  (540,848)      $   540,918
                                                                    ===========       ===========





See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2003

                                                                                         2002                2003
                                                                                     -----------         -----------
CASH FLOWS DUE TO OPERATING ACTIVITIES
     Net Income                                                                      $    96,118         $   119,618
     Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
                   Depreciation, depletion, and amortization                             594,761             462,704
                   Deferred income taxes                                                  17,000                --
                   Other                                                                  (3,714)             27,557
                   Decrease (increase) in:
                         Accounts receivable                                              64,786            (269,116)
                         Inventory and prepaid expenses                                  (67,761)             15,385
                   Increase (decrease) in:
                         Accounts payable                                             (2,939,859)           (334,825)
                         Accrued expenses and liabilities                                (94,652)             83,190
                         Revenue distributions payable                                    75,208             181,861
                                                                                     -----------         -----------

                         Net cash provided by (used in ) operating activities         (2,258,113)            286,375
                                                                                     -----------         -----------

CASH FLOWS DUE TO INVESTING ACTIVITIES
     Additions to oil and gas properties                                              (1,666,877)            (16,134)
     Purchase of property and equipment                                                  (17,337)               --
     Proceeds from sale of investments                                                    77,838                --
     Proceeds from sale of oil and gas properties                                        199,330                --
                                                                                     -----------         -----------
                         Net cash used in investing activities                        (1,407,046)            (16,134)
                                                                                     -----------         -----------

CASH FLOW DUE TO FINANCING ACTIVITIES
     Advance on borrowings                                                             3,720,000                --
     Payments on debt                                                                       --              (150,000)
                                                                                     -----------         -----------

                         Net cash provided by (used in) financing activities           3,720,000            (150,000)
                                                                                     -----------         -----------

NET INCREASE IN CASH                                                                      54,841             120,241

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           3,725             543,917
                                                                                     -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $    58,566         $   664,158
                                                                                     ===========         ===========


CASH PAID FOR INTEREST                                                               $    66,500         $   112,443
                                                                                     ===========         ===========

See accompanying notes to consolidated financial statements

                               GMX RESOURCES INC.
                 CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
              Three months ended March 31, 2002 and March 31, 2003
                                   (unaudited)

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

            The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in GMX Resources Inc.'s 2002 Annual Report on Form 10-KSB.

            In the opinion of GMX's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of GMX as of March 31, 2003, and the results of its operations and its cash flows for the three month periods ended March 31, 2003 and 2002.

STOCK OPTIONS

            The Company applies the intrinsic value-based method of accounting for its fixed plan stock options, as described by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the option. SFAS 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by Statement 123, GMX has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted the disclosure requirements of Statement 123.

            At March 31, 2003, the number of options exercisable was 140,000 and the weighted-average exercise price of those options was $5.65.

            The Company applied APB Opinion No. 25 in accounting for its plan and accordingly, no compensation cost has been recognized for its stock option in the financial statements. Had the company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's results would have been reduced by the pro forma amounts indicated below.

                                                      2002              2003
                                                      ----              ----
Net income as reported                             $  96,118         $ 119,618
Deduct:  Stock-based compensation, net of tax        (52,097)          (52,097)
                                                   ---------         ---------
Pro forma                                          $  44,021         $  67,521
                                                   =========         =========

Earnings Per Share
    Basic - as reported                                  .01               .02
    Basic - proforma                                     --                .01
    Diluted - as reported                                .01               .02
    Diluted - proforma                                   --                .01

RECENTLY ISSUED PRONOUNCEMENTS

            SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying cost of the asset. The Company adopted SFAS No. 143 on January 1, 2003 and recognized as the fair value of asset retirement obligations, $281,516. The Company also recognized an after tax charge of $51,834 as the cumulative effect of adoption of this standard in the first quarter of 2003, and an increase in oil and gas properties of $224,052.

            Below is a reconciliation of the beginning and ending aggregate carrying amount of the Company's asset retirement obligations.

                                                     THREE MONTHS ENDED
                                                        MARCH 31, 2003
                                                           --------
         Beginning of the period                           $   --
         Initial adoption entry                             268,000
         Liabilities incurred in the current period            --
         Liabilities settled in the current period             --
         Accretion expense                                    5,000
                                                           --------
         End of the period                                 $273,000
                                                           ========

            The pro forma effects on prior periods was not material.

            In addition, on a pro forma basis as required by SFAS No. 143, if the Company had applied the provisions of SFAS No. 143 as of January 1, 2002, the amount of asset retirement obligations would have been $250,000, with no material impact on results of operations.

            In April 2003, the FASB issued FASB Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," to address (1) decisions reached by the Derivative Implementation Group; (2) developments in other Board projects that address financial instruments; and, (3) implementation issues related to the definition of a derivative. Statement 149 has multiple effective date provisions depending on the nature of amendment to Statement 133. Management has determined the adoption of this statement will not have a material impact on our consolidated financial statements.

2.          DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

            During the first quarter ended March 31, 2002, the Company had in place two natural gas price swaps initiated in March 2002 which expired in February 2003. These agreements related to 50,000 and 40,000 MMBtu respectively, whereby the Company received a fixed price of $2.66 and $2.67 per MMBtu, respectively and paid the counterparty an index price. These swap agreements covered approximately 85% of the Company's expected monthly production during the period the agreements were in effect.

            On March 31, 2003 there were no outstanding derivative financial instruments. The fair value of these financial instruments as of March 31, 2002 was a liability of $956,147 and on December 31, 2002 there was a liability of $421,300.

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

            GMX does not hold or issue derivative instruments for trading purposes. GMX's commodity price financial swaps were designated as cash flow hedges. Changes in the fair value of these derivatives were reported in "other comprehensive income." These amounts were reclassified to oil and gas sales when the forecasted transaction took place.

3.         EARNINGS PER SHARE

            For the three months ended March 31, 2002 and March 31, 2003, there were no securities that were considered to be dilutive in the computation of earnings per share. As of March 31, 2003, GMX has outstanding 1,250,000 Class A warrants and 125,000 additional warrants that were issued to the underwriters of the February 2001 offering, 200,000 additional warrants that were issued to underwriters of the July 2001 offering and 140,000 stock options. The exercise price of the warrants and stock options exceeded the average price of the underlying securities during the first three months of 2003 and 2002.

4.         COMMITMENTS AND CONTINGENCIES

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

            On December 13, 2001, we terminated the contracts and filed a lawsuit in the United States District Court for the Western District of Oklahoma against Nabors alleging that Nabors made misrepresentations intended to induce us to enter into the drilling contracts as well as alleging that Nabors breached those contracts by providing substandard drilling services. Nabors drew the full $1,000,000 on the letters of credit and counterclaimed for approximately $10,000,000 alleged to be owed for an early termination fee and unpaid invoices. On December 20, 2002, we received a jury verdict in our favor in our lawsuit against Nabors in the United States District Court for the Western District of Oklahoma after a five day trial. As a result of the jury verdict, the Company has no liability to Nabors on its claim for approximately $10 million in contract termination damages. In March 2003, Nabors filed a notice of appeal of the jury verdict. On May 7, 2003 we settled this lawsuit. As a result of this settlement Nabors has dismissed its appeal and GMX has released its claim for attorney fees and both parties have executed a mutual release of all claims.

            The Company is party to various other legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about matters, the Company's estimates of the outcome of such matters, and its experience in contesting, litigating, and settling similar matters. None of the actions are believed by management to involve future amounts that would be material to the Company's financial position or results of operations.

5.   CREDIT FACILITY

                 As of May 13, 2003, we have received notice from our bank lender that it does not intend to renew and/or extend the May 1, 2003 maturity date of our note which had a balance of $7,950,000 as of March 31, 2003. The bank is aware of discussions we are having with other financing sources and as of May 19, 2003 had not taken any enforcement action.

                 The Company has prepared these financial statements assuming that it will continue as a going concern. We have substantially reduced overhead and believe current cash flow is sufficient to meet our current obligations, but it is not sufficient to fund any drilling or to fully repay bank debt. We are discussing other financing arrangements which would allow the Company to reduce accounts payable and amounts outstanding under the Company's credit facility.

These issues raise substantial doubt about the Company's ability to continue as a going concern absent the implementation of management's plans. The consolidated financial statements do not include any adjustments that may arise from the outcome of this uncertainty.

                 The Company is actively pursuing additional debt and equity financings to complement expected positive operating cash flow in order to reduce the Company's past due accounts payable balance, repay or refinance its credit facility and continue the Company's development program. The Company may also enter into development arranagements with other industry participants to fund the development of the Company's proved undeveloped reserves. Such arranagements would reduce or eliminate the Company's future expected operating cash flows due to the reduced interest ownership. There can be no assurance that the Company will be able to enter into any of these financial arrangements. As a result of the liquidity issues described above, the Company has reduced its capital expenditures in the second quarter of 2003.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SUMMARY OPERATING DATA

            The following table presents an unaudited summary of certain operating data for the periods indicated.

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                            -------------------------
                                                                               2002           2003
                                                                            ----------     ----------
PRODUCTION:
Oil production (MBbls)                                                              22              9
Natural gas production (MMcf)                                                      536            265
Equivalent production (MMcfe)                                                      668            319

AVERAGE SALES PRICE:
Oil price (per Bbl)                                                         $    19.54     $    32.67
Natural gas price (per Mcf) (1)                                             $     2.41     $     4.31

AVERAGE SALES PRICE (PER MCFE)                                              $     2.58     $     4.50

OPERATING AND OVERHEAD COSTS (PER MCFE):
Lease operating expenses                                                    $      .48     $      .64
Production and severance taxes                                                     .15            .39
General and administrative                                                         .75           1.22
                                                                            ----------     ----------
            Total                                                           $     1.38     $     2.25
                                                                            ----------     ----------

CASH OPERATING MARGIN (PER MCFE)                                            $     1.20     $     2.25

OTHER (PER MCFE):
Depreciation, depletion and amortization (oil and gas property only)        $      .76     $     1.02

-------------------

(1) Net of results of hedging activities which increased the average gas price in the first quarter ended March 31, 2002 by $.04 per Mcf and reduced the average gas price in the first quarter ended March 31, 2003 by $1.65 per Mcf.

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

                 OIL AND GAS SALES. Oil and gas sales in the three months ended March 31, 2003 decreased 17% to $1,434,969 compared to the three months ended March 31, 2002. This decrease was due to a decrease in production of gas and oil, accounting for 53% of the decrease which was offset by an increase in oil and gas prices, which increased 24%. The average price per barrel of oil and mcf of gas received in the three months ended March 31, 2003 was $32.78 and $4.31, respectively, compared to $19.54 and $2.41, respectively, in the three months ended March 31, 2002. During the first quarter of 2003 until the end of February, the Company hedged 50,000 and 40,000 MMBtu of gas through price swap agreements with a fixed price of $2.66 and $2.67 per MMBtu respectively. Production of oil for the first three months ended 2003 decreased to 9 MMbls compared to 22 MMbls for the first three months of 2002. This decrease resulted primarily due to the sale of the Kansas properties in the third quarter of 2002. Gas production for the first three months ended 2003 decreased to 265 MMcf compared to 536 MMcf for the first three months ended March 31, 2002, a decrease of 51%. Decreased production in the first three months of 2003 resulted primarily from decline in production and the sale of the Kansas properties.

                 LEASE OPERATIONS. Lease operations expense decreased $117,499, or 37%, in the first three months ended March 31, 2003 to $204,836, compared to the three months ended March 31, 2002. The decreased expense resulted from a decrease in well recompletion costs and sale of Kansas properties in the third quarter 2002. Lease operations expense on an equivalent unit of production basis was $.64 per Mcfe in the three months ended March 31, 2003 compared to $.48 per Mcfe for the three months ended March 31, 2002. This per unit increase resulted from reduced production.

                 PRODUCTION AND SEVERANCE TAXES. Production and severance taxes increased 29% to $125,086 in the three months ended March 31, 2003 compared to $96,699 in the three months ended March 31, 2002. Production and severance taxes are assessed on the value of the oil and gas produced. As a result, the increase resulted primarily from increased oil and gas sales as described above.

                 DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense decreased $183,891, or 31%, to $410,870 in the three months ended March 31, 2003. This decrease is due primarily to lower production levels. The oil and gas properties depreciation, depletion and amortization rate per equivalent unit of production was $1.02 per Mcfe in the three months ended March 31, 2003 compared to $.76 per Mcfe in the three months ended March 31, 2002. The depletion rate increased primarily from the effects of wells completed in 2002 that increased costs and reserve costs.

                 INTEREST. Interest expense for the three months ended March 31, 2003 was $134,651 compared to $85,793 for the three months ended March 31, 2002. This increase is primarily attributable to the increase in our average interest rates during the three months ended March 31, 2003. Average borrowings for 2003 were $8.0 million compared to $8.1 million during 2002.

                 GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense for the three months ended March 31, 2003 was $390,273 compared to $502,668 for the three months ended March 31, 2002. This decrease of $112,395, or 22%, was the result of a decrease in salaries as a result of reduction of administrative personnel. General and administrative expense per equivalent unit of production was $1.22 per Mcfe for the three months ended March 31, 2003 compared to $.75 per Mcfe for the comparable period in 2002.

                 INCOME TAXES. Income tax expense for the three months ended March 31, 2003 was $0 compared to $17,000 for the three months ended March 31, 2002. This decrease resulted from the reduction in the deferred tax asset valuation allowance that was recognized in the fourth quarter of 2002.

CAPITAL RESOURCES AND LIQUIDITY

                 Our business is capital intensive. Our ability to grow our reserve base is dependent upon our ability to obtain outside capital and generate cash flows from operating activities to fund our investment activities. Our cash flows from operating activities are substantially dependent upon oil and gas prices and significant decreases or increases in market prices result in variations of cash flow and affect the amount of our liquidity. Our ability to fund capital expenditures in the short term is dependent upon implementing management's plans as discussed in Note 5 to the accompanying financial statements.

CASH FLOW--THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

                 In the three months ended March 31, 2003 and 2002, GMX spent $16,134 and $1,407,046, respectively, in oil and gas acquisitions and development activities. These investments were funded for the three months ended March 31, 2002 by bank borrowings. Cash flow provided by operating activities in the three months ended March 31, 2003 was $286,885 compared to cash flow used in operating activities in the three months ended March 31, 2002 of $2,258,113 when cash was used to reduce payables by $2,939,859.

CREDIT FACILITY

                 The Company has a secured credit facility, which matured on May 1, 2003 and provides for a line of credit of up to $15,000,000 (the "Commitment"), subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves which is reduced monthly to account for production ("Borrowing Base"). The amount of credit available at any one time under the credit facility is the lesser of the Borrowing Base of the amount of the Commitment. At March 31, 2003, our debt amount of $7,950,000 exceeded the borrowing base by approximately $2.2 million. The terms of the credit facility are more fully described in our annual report on Form 10-KSB for the year ended December 31, 2002.

                 The credit facility contains various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sale of assets, mergers and consolidations, dividends and distributions, changes in management and require the maintenance of various financial ratios.

                 As of March 31, 2003, the Company is not in compliance with the positive working capital covenant or borrowing base requirement included in the credit facility. In addition, the credit facility matured on May 1, 2003 and the lender has indicated it does not intend to renew or extend the loan. The bank is aware of discussions we are having with other financing sources and as of May 19, 2003, had not taken any enforcement actions.

WORKING CAPITAL

                 At March 31, 2003, we had a working capital deficit of $9,001,700. Total long-term debt outstanding at March 31, 2003 was $7.95 million, representing 26% of our total capitalization. On a pro forma basis if our bank debt were not in default, our working capital deficit as of March 31, 2003 would have been $1,051,700.

COMMITMENTS AND CONTINGENCIES

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

                 The forward looking statements in this report are subject to all the risks and uncertainties which are described in our annual report on Form 10-KSB for the year ended December 31, 2002 and in this document. We may also make material acquisitions or divestitures or enter into financing transactions. None of these events can be predicted with certainty or not taken into consideration in the forward-looking statements.

                 For all of these reasons, actual results may vary materially from the forward looking statements and we cannot assure you that the assumptions used are necessarily the most likely. We will not necessarily update any forward looking statements to reflect events or circumstances occurring after the date the statement is made except as may be required by federal securities laws.

                 There are a number of risks that may affect our future operating results and financial condition. These are described in more detail in our Form 10-K for the year ended December 31, 2002.

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

PART II -- OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
            -----------------

            On May 7, GMX and Nabors Drilling USA, Ltd. settled the lawsuit between them which was on appeal from the U.S. District Court for the Western District of Oklahoma. The verdict was in GMX's favor in December of 2002. As a result of the settlement, Nabors has dismissed its appeal, GMX has released its claim for attorney fees and other costs in the amount of $397,154.25 and both parties have executed mutual releases of all claims.

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
            --------------------------------

            (a)    Exhibits: See Exhibit Index.

            (b)    Reports on Form 8-K: None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          GMX RESOURCES INC.
                                             (Registrant)

Date:       May 20, 2003                  /s/ Ken L. Kenworthy, Sr.
      --------------------------          --------------------------------------
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


Date:       May 20, 2003                  /s/ Ken L. Kenworthy, Jr.
      --------------------------          --------------------------------------
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

Date:       May 20, 2003                  /s/ Ken L. Kenworthy, Sr.
      --------------------------          --------------------------------------
                                          Ken L. Kenworthy, Sr., Executive Vice
                                          President and Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.             Description

  99.1      Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
  99.2      Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350