Form 10QSB
period 2003-06-30
GMX RESOURCES INC
filed 2003-08-14
CIK 1127342

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


   [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ____________ to ____________


                        COMMISSION FILE NUMBER 000-32325


                               GMX RESOURCES INC.
        (Exact name of small business issuer as specified in its charter)

             OKLAHOMA                                    73-1534474
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)



ONE BENHAM PLACE, 9400 NORTH BROADWAY, SUITE 600, OKLAHOMA CITY, OKLAHOMA  73114
                    (Address of principal executive offices)

                                 (405) 600-0711
                           (Issuer's Telephone Number)

                                       NA
              (Former name, former address and former fiscal year,
                         if changed since last report)


As of June 30, 2003 there were 6,550,000 shares of GMX RESOURCES INC. Common Stock, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [_]    No [X]

================================================================================

                               GMX RESOURCES, INC.
                                   Form 10-QSB
                       For the Quarter Ended June 30, 2003

                                TABLE OF CONTENTS
                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements
         Consolidated Balance Sheets as of December 31, 2002
         and June 30, 2003 (Unaudited)                                        3

         Consolidated Statements of Operations (Unaudited)
         for the three months and six months ended June 30,
         2002  and June 30, 2003                                              4

         Consolidated Statements of Comprehensive (Unaudited)
         Income for the three months and six months ended June
         30, 2002 and June 30, 2003                                           5

         Consolidated Statements of Cash Flows (Unaudited)
         for the six months ended June 30, 2002 and June 30, 2003             6

         Condensed Notes to Interim Financial Statements (Unaudited)          7

Item 2:  Management's Discussion and Analysis or Plan of Operation           11

Item 3:  Controls and Procedures                                             16


PART II. OTHER INFORMATION

Item 1:  Legal Proceedings                                                   17

Item 2:  Changes in Securities                                               17

Item 3:  Defaults Upon Senior Securities                                     17

Item 4:  Submission of Matters to a Vote of Security Holders                 17

Item 5:  Other Information                                                   17

Item 6:  Exhibits and Reports on Form 8-K                                    17

Signature Page                                                               18

Exhibits                                                                     19

PART I -- FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                       GMX RESOURCES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                             December 31,           June 30,
                                                                                 2002                 2003
                                                                             ------------         ------------
                                    ASSETS                                                         (Unaudited)
CURRENT ASSETS:
            Cash and cash equivalents                                        $    543,917         $    652,970
            Accounts receivable--interest owners                                   52,576               39,153
            Accounts receivable--oil and gas revenues                             513,898              551,255
            Inventories                                                           236,704              250,204
            Prepaid expenses                                                       11,609               53,827
                                                                             ------------         ------------
                          Total current assets                                  1,358,704            1,547,410
                                                                             ------------         ------------

OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST METHOD OF
   ACCOUNTING FOR OIL AND GAS PROPERTIES                                       32,881,893           33,350,700
            Less accumulated depreciation, depletion, and amortization         (3,522,584)          (4,212,755)
                                                                             ------------         ------------
                                                                               29,359,309           29,137,945
                                                                             ------------         ------------

OTHER PROPERTY AND EQUIPMENT                                                    3,200,345            3,200,345
            Less accumulated depreciation                                        (656,572)            (825,247)
                                                                             ------------         ------------
                                                                                2,543,773            2,375,098
                                                                             ------------         ------------
OTHER ASSETS                                                                       57,647               10,613
                                                                             ------------         ------------
                             TOTAL ASSETS                                    $ 33,319,432         $ 33,071,066
                                                                             ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
            Accounts payable                                                 $  2,426,715         $  1,824,959
            Accrued expenses                                                       81,855              188,283
            Accrued interest                                                        6,765                6,765
            Revenue distributions payable                                         407,849              409,750
            Derivative instruments                                                421,300                 --
                                                                             ------------         ------------
            Current portion of long-term debt                                   8,100,000            7,545,000
                                                                             ------------         ------------
                             Total current liabilities                         11,444,483            9,974,756
                                                                             ------------         ------------

OTHER LIABILITIES                                                                 267,487              653,353

SHAREHOLDERS' EQUITY
            Preferred stock, par value $.01 per share, 500,000
            shares authorized Common stock, par value $.001 per
            share--authorized 50,000,000 shares; issued and
            outstanding 6,550,000 shares in 2002 and 6,550,000 in 2003              6,550                6,550
            Additional paid-in capital                                         20,905,197           20,934,998

            Retained earnings                                                   1,117,016            1,501,409

            Other comprehensive loss                                             (421,300)                --
                                                                             ------------         ------------
                            Total shareholders' equity                         21,607,462           22,442,957
                                                                             ------------         ------------
                           TOTAL LIABILITES AND SHAREHOLDERS' EQUITY         $ 33,319,432         $ 33,071,066
                                                                             ============         ============

See accompanying notes to consolidated financial statements.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                     2002           2003           2002           2003
                                                                 ------------   ------------   ------------   ------------
REVENUE:
       Oil and gas sales                                         $  1,658,137   $  1,574,858   $  3,380,012   $  3,009,828
       Interest income                                                  1,621            802          3,091          1,582
       Other income (loss)                                              7,606         10,292           (368)        11,713
                                                                 ------------   ------------   ------------   ------------
                   Total revenue                                    1,667,364      1,585,952      3,382,735      3,023,123


EXPENSES:
       Lease operations                                               248,208        255,464        570,543        460,301
       Production and severance taxes                                 106,050        105,124        202,748        230,210
       Depreciation, depletion, and amortization                      496,311        396,140      1,091,072        807,012
       Interest                                                       117,676        100,155        203,469        234,806
       General and administrative                                     592,336        464,292      1,095,002        854,567
                                                                 ------------   ------------   ------------   ------------
                   Total expenses                                   1,560,581      1,321,175      3,162,834      2,586,896


       Income before income taxes                                     106,783        264,777        219,901        436,227


INCOME TAXES                                                           16,000            --          33,000            --
                                                                 ------------   ------------   ------------   ------------

Net income before cumulative effect of a change in
accounting principle                                                   90,783        264,777        186,901        436,227
Cumulative effect of change in accounting principle                       --             --             --         (51,834)
                                                                 ------------   ------------   ------------   ------------

Net Income                                                       $     90,783   $    264,777   $    186,901   $    384,393
                                                                 ============   ============   ============   ============

EARNINGS PER SHARE - Before Cumulative Effect                    $       0.01   $       0.04   $       0.03   $       0.07
                                                                 ============   ============   ============   ============
EARNINGS PER SHARE - Cumulative Effect                           $        --    $        --    $        --    $      (0.01)
                                                                 ============   ============   ============   ============
EARNINGS PER SHARE - Basic and Diluted                           $       0.01   $       0.04   $       0.03   $       0.06
                                                                 ============   ============   ============   ============
WEIGHTED AVERAGE COMMON SHARES - BASIC                              6,550,000      6,550,000      6,550,000      6,550,000
                                                                 ============   ============   ============   ============
WEIGHTED AVERAGE COMMON SHARES - DILUTED                            6,550,000      6,572,695      6,550,000      6,561,389
                                                                 ============   ============   ============   ============

See accompanying notes to consolidated financial statements.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                 Three Months Ended June 30,    Six Months Ended June 30,
                                                                     2002           2003           2002           2003
                                                                 ------------   ------------   ------------   ------------
Net income                                                       $     90,783   $    264,777   $    186,901   $    384,393


Other comprehensive income (loss), net of tax:

      Adjustment for derivative losses reclassified into
      oil and gas sales                                               125,580            --         110,110        438,400
      Change in fair value of derivative instruments                   42,690            --        (563,336)       (17,100)
                                                                 ------------   ------------   ------------   ------------
Comprehensive income (loss)                                      $    259,053   $    264,777       (266,325)  $    805,693
                                                                 ============   ============   ============   ============












See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2003

                                                                                    2002           2003
                                                                                ------------   ------------
CASH FLOWS DUE TO OPERATING ACTIVITIES

     Net Income                                                                 $    186,901   $    384,393
     Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
          Compensation-stock options                                                     --          29,801
          Depreciation, depletion, and amortization                                1,091,072        807,012
          Deferred income taxes                                                       33,000            --
          (Gain) Loss on sale of investments                                          (3,714)        27,557
          Cumulative effect of change in accounting principle, net of tax                --          51,834
          Accretion of asset retirement obligation                                       --          11,260
          Amortization of loan fees                                                   16,415         39,790
          Decrease (increase) in:
                    Accounts receivable                                              (11,183)       (23,934)
                    Inventory and prepaid expenses                                   (27,263)       (17,064)
          Increase (decrease) in:
                    Accounts payable                                              (4,927,923)      (601,757)
                    Accrued expenses and liabilities                                (121,696)       106,429
                    Revenue distributions payable                                    305,136        106,252
                                                                                ------------   ------------

                    Net cash provided by (used in) operating activities           (3,473,461)       921,573
                                                                                ------------   ------------
CASH FLOWS DUE TO INVESTING ACTIVITIES
     Additions to oil and gas properties                                          (2,247,130)      (257,520)
     Purchase of property and equipment                                              (23,558)           --
     Proceeds from sale of investments                                                77,838            --
     Proceeds from sale of oil and gas properties                                    199,330            --
                                                                                ------------   ------------
                    Net cash provided by (used in) investing activities           (1,993,520)      (257,520)
                                                                                ------------   ------------
CASH FLOW DUE TO FINANCING ACTIVITIES
     Advance on borrowings                                                         5,720,000            --
     Payments on debt                                                               (172,000)      (555,000)
                                                                                ------------   ------------

                    Net cash provided by (used in) financing activities            5,548,000       (555,000)
                                                                                ------------   ------------
NET INCREASE IN CASH                                                                  81,019        109,053

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       3,725        543,917
                                                                                ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     84,744   $    652,970
                                                                                ============   ============

CASH PAID FOR INTEREST                                                          $    203,469   $    185,539
                                                                                ============   ============

See accompanying notes to consolidated financial statements

                               GMX RESOURCES INC.
                 CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
                Six months ended June 30, 2002 and June 30, 2003
                                   (unaudited)


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

     In the opinion of GMX's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of GMX as of June 30, 2003, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2003 and 2002.

STOCK OPTIONS

     The Company applies the intrinsic value-based method of accounting for its fixed plan stock options, as described by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense for grants to employees would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the option. SFAS 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by Statement 123, GMX has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted the disclosure requirements of Statement 123.

     At June 30, 2003, the number of options exercisable was 89,000 and the weighted-average exercise price of those options was $4.37.

     The Company applied APB Opinion No. 25 in accounting for its plan and accordingly, no compensation cost has been recognized for its stock option granted to employees in the financial statements. Had the company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's results would have been reduced by the pro forma amounts indicated below.

                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  ---------------------------   ---------------------------
                                                      2002           2003           2002           2003
                                                  ------------   ------------   ------------   ------------
Net income as reported                            $     90,783   $    264,777   $    186,901   $    384,393
Deduct:  Stock-based compensation, net of tax          (67,777)       (48,546)      (135,107)       (97,096)
                                                  ------------   ------------   ------------   ------------
Pro forma                                         $     23,006   $    216,231   $     51,794   $    287,297
                                                  ============   ============   ============   ============
Earnings Per Share:
     Basic - as reported                               .01            .04            .03            .06
     Basic - pro forma                                 .00            .03            .01            .04
     Diluted - as reported                             .01            .04            .03            .06
     Diluted - pro forma                               .00            .03            .01            .04

RECENTLY ISSUED PRONOUNCEMENTS

     SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying cost of the asset. The Company adopted SFAS No. 143 on January 1, 2003 and as of June 30, 2003 has recognized as the fair value of asset retirement obligations, $281,516. As the January 1, 2003, the Company recognized an after tax charge of $51,834 as the cumulative effect of adoption of this standard in the first quarter of 2003, and an increase in oil and gas properties of $224,052.

     Below is a reconciliation of the beginning and ending aggregate carrying amount of the Company's asset retirement obligations.

                                                                  SIX MONTHS
                                                                     ENDED
                                                                JUNE 30, 2003
                                                                -------------
     Beginning of the period                                    $         --
     Initial adoption entry                                           281,516
     Liabilities incurred in the current period                           --
     Liabilities settled in the current period                            --
     Accretion expense                                                 11,261
                                                                -------------
     End of the period                                          $     292,777
                                                                =============

     The pro forma effects on prior periods was not material.

     In addition, on a pro forma basis as required by SFAS No. 143, if the Company had applied the provisions of SFAS No. 143 as of January 1, 2002, the amount of asset retirement obligations would have been $250,000, with no material impact on results of operations.

     In April 2003, the FASB issued FASB Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," to address (1) decisions reached by the Derivative Implementation Group; (2) developments in other Board projects that address financial instruments; and, (3) implementation issues related to the definition of a derivative. Statement 149 has multiple effective date provisions depending on the nature of amendment to

Statement 133. The adoption of this statement did not have a material impact on our consolidated financial statements.


2.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     During the six months ended June 30, 2002 and the first quarter of 2003, the Company had in place two natural gas price swaps initiated in March 2002 which expired in February 2003. These agreements related to 50,000 and 40,000 MMBtu respectively, whereby the Company received a fixed price of $2.66 and $2.67 per MMBtu, respectively and paid the counterparty an index price. These swap agreements covered approximately 85% of the Company's expected monthly production during the period the agreements were in effect.

     On June 30, 2003 there were no outstanding derivative financial instruments. The fair value of these financial instruments as of December 31, 2002 was a liability of $421,300.

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


3.   EARNINGS PER SHARE

     For the three and six months ended June 30, 2002 and June 30, 2003, diluted earnings per share reflect the potential dilution of 22,695 common shares and 37,875 common shares, respectively. As of June 30, 2003, GMX has outstanding 1,250,000 Class A warrants and 125,000 additional warrants that were issued to the underwriters of the February 2001 offering,

200,000 additional warrants that were issued to underwriters of the July 2001 offering and 64,000 stock options and 100,000 stock options to a consultant. The exercise price of the warrants and stock options granted to employees exceeded the average price of the underlying securities during the first six months of 2003 and 2002.


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


5.   CREDIT FACILITY

     As of May 13, 2003, we received notice from our bank lender that it does not intend to renew and/or extend the May 1, 2003 maturity date of our note which had a balance of $7,545,000 as of June 30, 2003. The bank is aware of discussions we are having with other financing sources and as of August 11, 2003 had not taken any enforcement action. A letter of forebearance has been signed through August 31, 2003.

     The Company has prepared these financial statements assuming that it will continue as a going concern. We have substantially reduced overhead and believe current cash flow is sufficient to meet our current obligations, but it is not sufficient to fund any significant drilling or to fully repay bank debt. We are discussing other financing arrangements which would allow the Company to reduce accounts payable and amounts outstanding under the Company's credit facility. These issues raise substantial doubt about the Company's ability to continue as a going concern absent the implementation of management's plans. The consolidated financial statements do not include any adjustments that may arise from the outcome of this uncertainty.

     The Company is actively pursuing additional debt and equity financings to complement expected positive operating cash flow in order to reduce the Company's past due accounts payable balance, repay or refinance its credit facility and continue the Company's development program. The Company may also enter into development arranagements with other industry participants to fund the development of the Company's proved undeveloped reserves. Such arranagements would reduce or eliminate the Company's future expected operating cash flows due to the reduced interest ownership. There can be no assurance that the Company will be able to enter into any of these financial arrangements. As a result of the liquidity issues described above, the Company has continued to limit its capital expenditures in the second quarter of 2003.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SUMMARY OPERATING DATA

     The following table presents an unaudited summary of certain operating data for the periods indicated. There are material changes in production and costs in the 2003 periods compared to the 2002 periods as a result of the sale of the Company's Kansas properties in September 2002 which reduced subsequent operations.

                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            JUNE 30,                      JUNE 30,
                                                  ---------------------------   ---------------------------
                                                      2002           2003           2002           2003
                                                  ------------   ------------   ------------   ------------
PRODUCTION:
Oil production (MBbls)                                      21             10             43             19
Natural gas production (MMcf)                              430            252            966            517
Equivalent production (Mmcfe)                              556            309          1,224            628

AVERAGE SALES PRICE:
Oil price (per Bbl) (1)                           $      24.28   $      28.67   $      21.77   $      30.61
Natural gas price (per Mcf) (1)                   $       2.67   $       5.18   $       2.53   $       4.73

AVERAGE SALES PRICE (PER MCFE)                    $       2.98   $       5.10   $       2.75   $       4.80

OPERATING AND OVERHEAD COSTS (PER MCFE):
Lease operating expenses                          $        .45   $        .83   $        .47   $        .73
Production and severance taxes                             .19            .34            .17            .37
General and administrative                                1.06           1.50            .89           1.36
                                                  ------------   ------------   ------------   ------------
     Total                                        $       1.70   $       2.67   $       1.53   $       2.46
                                                  ------------   ------------   ------------   ------------

CASH OPERATING MARGIN (PER MCFE)                  $       1.28   $       2.43   $       1.22   $       2.34

OTHER (PER MCFE):
Depreciation, depletion and amortization
(oil and gas property only)                       $        .74   $       1.02   $        .76   $       1.02

-----------------
(1) Net of results of gas hedging activities which reduced the average gas price in the six months ended June 30, 2003 by $.85 per Mcf and decreased the average gas price in the six months ended June 30, 2002 and the second quarter of 2002 by $.17 and $.45 per Mcf, respectively.


RESULTS OF OPERATIONS--THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

     OIL AND GAS SALES. Oil and gas sales in the three months ended June 30, 2003 decreased 5% to $1,574,858 compared to the three months ended June 30, 2002. This decrease was due to sale of the Company's Kansas properties in the third quarter of 2002. The average price per barrel of oil and mcf of gas received in the three months ended June 30, 2003 was $28.67 and $5.18, respectively, compared to $24.28 and $3.12, respectively, in the three months ended June 30, 2002. During the three months ended June 30, 2002, the Company hedged 50,000 and 40,000 MMBtu of gas through price swap agreements with a fixed price of $2.66 and $2.67 per MMBtu respectively. The effects of price swap agreements reduced second quarter 2002 sales revenues by $193,200. Production of oil for the three months ended June 30, 2003 decreased to 10 MMbls compared to 21 MMbls for the three months ended June 30, 2002. Gas production decreased to 252 MMcf for the three months ended June 30, 2003, compared to 430 MMcf for the three months ended June 30, 2002, a decrease of 41%. Decreased production in the three months ended June 30, 2003 resulted primarily from the depletion of wells drilled during the fourth quarter of 2001.

     LEASE OPERATIONS. Lease operations expense increased $7,256 in the three months ended June 30, 2003 to $255,464 a 3% increase compared to the three months ended June 30, 2002. Increased expense resulted from an increase in wells that were re-worked. Lease operations expense on an equivalent unit of production basis was $.83 per Mcfe in the three months ended June 30, 2003 compared to $.45 per Mcfe for the three months ended June 30, 2002. This per unit increase resulted from an increase in workover, disposal and maintenance costs.

     PRODUCTION AND SEVERANCE TAXES. Production and severance taxes decreased 1% to $105, 124 in the three months ended June 30, 2003 compared to $106,050 in the three months ended June 30, 2002. Production and severance taxes are assessed on the value of the oil and gas produced exclusive of hedging arrangements. As a result, the decrease resulted primarily from decreased oil and gas sales, prior to effects of hedging, as described above.

     DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense decreased $100,171 to $396,140 in the three months ended June 30, 2003, compared to the three months ended June 30, 2002. This decrease is due primarily to lower production levels. The oil and gas properties depreciation, depletion and amortization rate per equivalent unit of production was $1.02 per Mcfe in the three months ended June 30, 2003 compared to $.74 per Mcfe in the three months ended June 30, 2002. The depletion rate increased primarily from the effects of wells completed in 2001 and related production during the 2003 period.

     INTEREST. Interest expense for the three months ended June 30, 2003 was $100,155 compared to $117,676 for the three months ended June 30, 2002. This decrease is primarily attributable to a decrease in the average debt balance during the three months ended June 30, 2003 and the reduced interest rate from our variable rate credit facility.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense for the three months ended June 30, 2003 was $469,292 compared to $592,336 for the three months ended June 30, 2002, a decrease of 22%. This decrease of $128,044 was the result of a decrease in salaries of $213,579 and an increase in other general and administrative expense of $56,665. The salary decrease was a result of a decrease in administrative salaries due to the reduction of administrative personnel. General and administrative expense per equivalent unit of production was $1.41 per Mcfe for the three months ended June 30, 2003 compared to $1.06 per Mcfe for the comparable period in 2002. Since June 30, 2002, the Company has reduced staffing in light of its reduced level of activity pending receipt of new sources of funding for drilling activities.

     INCOME TAXES. Income tax expense for the three months ended June 30, 2003 was $0 compared to $16,000 for the three months ended June 30, 2002. Permanent differences associated with statutory depletion deduction in excess of cost depletion reduced the Company's 2003 effective tax rate from an expected statutory rate of 38% to our effective tax rate of 0%.

RESULTS OF OPERATIONS--SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

     OIL AND GAS SALES. Oil and gas sales in the six months ended June 30, 2003 decreased 11% to $3,009,828 compared to the six months ended June 30, 2002. This decrease is due to a decrease in production of gas and oil after the sale of the Company's Kansas properties in the third quarter of 2002. The decrease in production of 49% was partially offset by an increase in oil and gas prices, which increased 75%. The average prices per barrel of oil and mcf of gas received in the six months ended June 30, 2003 were $30.61 and $4.73, respectively, compared to $21.77 and $2.53, respectively, in the six months ended June 30, 2002. During the six months ended June 30, 2002, the Company hedged 50,000 and 40,000 MMBtu per month beginning March 2002 through price swap agreements with a fixed price of $2.66 and $2.67 per MMBtu respectively. The effects of price swap agreements reduced 2002 sales revenues by $169,400. During the six months ended June 30, 2003, the Company hedged 180,000 Mcf of gas through price swap agreements with an average price of $2.665 per Mcf. The effects of price swap agreements reduced 2003 sales revenues by $438,400. Production of oil for the first six months ended 2003 decreased to 18 MMBls compared to 43 MMBls for the first six months of 2002. Gas production decreased to 517 MMcf for the first six months of 2003 compared to 966 MMcf for the first six months ended June 30, 2002, a decrease of 46%.

     LEASE OPERATIONS. Lease operations expense decreased $110,242 in the first six months ended June 30, 2003 to $460,301, a 19% decrease compared to the six months ended June 30, 2002. Decreased expense resulted from a decrease in the number of wells. Lease operations expense on an equivalent unit of production basis was $.73 per Mcfe in the six months ended June 30, 2003 compared to $.47 per Mcfe for the six months ended June 30, 2002. This increase resulted primarily due to additional workover, disposal and maintenance costs.

     PRODUCTION AND SEVERANCE TAXES. Production and severance taxes increased 14% to $230,210 in the six months ended June 30, 2003 compared to $202,748 in the six months ended June 30, 2002. Production and severance taxes are assessed on the value of the oil and gas produced, exclusive of hedging arrangements. As a result, the increase resulted primarily from increased oil and gas sales before reduction of sales due to hedging.

     DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense decreased $284,060 to $807,012 in the six months ended June 30, 2003, down 26% from the six months ended June 30, 2002. This decrease is due primarily to lower production levels. The oil and gas depreciation, depletion and amortization rate per equivalent unit of production was $1.22 per Mcfe in the six months ended June 30, 2003 compared to $.76 per Mcfe in the six months ended June 30, 2002. The depletion rate increased primarily from the effects of wells completed in 2001 that increased costs and reserves.

     INTEREST. Interest expense for the six months ended June 30, 2003 was $234,806 compared to $203,469 for the six months ended June 30, 2002. This increase is primarily attributable to a larger average interest bearing debt balance outstanding during the six months ended June 30, 2003.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense for the six months ended June 30, 2003 was $854,567 compared to $1,095,002 for the six months ended June 30, 2002, a decrease of 22%. This decrease of $240,435 was the result of a decrease in salaries of $391,214 and an increase in other general and administrative expense of $150,779. The salary decrease was a result of a decrease in administrative salaries due to the reduction of administrative personnel. General and administrative expense per equivalent unit of production was $1.36 per Mcfe for the six months ended June 30, 2003 compared to $.89 per Mcfe for the comparable period in 2002. Since June 30, 2002, the Company has reduced staffing in light of its reduced level of activity pending receipt of new sources of funding for drilling activities.

     INCOME TAXES. Income tax expense for the six months ended June 30, 2003 was $0 compared to $33,000 for the six months ended June 30, 2002. Permanent differences associated with statutory depletion deduction in excess of cost depletion reduced the Company's 2003 effective tax rate from an expected statutory rate of 38% to our effective tax rate of 0%.

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

CASH FLOW--SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

     In the six months ended June 30, 2003 and 2002, GMX spent $257,520 and $2,247,130, respectively, in oil and gas acquisitions and development activities. These investments were funded for the six months ended June 30, 2003 by operations. Cash flow provided by operating activities in the six months ended June 30, 2003 was $951,573 compared to cash flow used in operating activities in the six months ended June 30, 2002 of $3,473,461 when cash was used to reduce payables by $4,927,923.

CREDIT FACILITY

     The Company has a secured credit facility, which matured on May 1, 2003 and provided for a line of credit of up to $15,000,000 (the "Commitment"), subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves which is reduced monthly to account for production ("Borrowing Base"). The amount of credit available at any one time under the credit facility is the lesser of the Borrowing Base of the amount of the Commitment. At June 30, 2003, our debt amount of $7,545,000 exceeded the borrowing base by approximately $493,000. The terms of the credit facility are more fully described in our annual report on Form 10-KSB for the year ended December 31, 2002.

     The credit facility contains various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sale of assets, mergers and consolidations, dividends and distributions, changes in management and require the maintenance of various financial ratios.

     The credit facility matured on May 1, 2003 and the lender has not renewed or extended the loan. The bank is aware of discussions we are having with other financing sources and as of August 11, 2003, had not taken any enforcement actions, and has agreed to refrain from enforcement actions until August 31, 2003. There is no assurance that the lender will continue to refrain from enforcement actions after that date.

WORKING CAPITAL

     At June 30, 2003, we had a working capital deficit of $8,427,346. Total long-term debt outstanding at June 30, 2003 was $7.55 million, representing 25% of our total capitalization. On a pro forma basis if our bank debt were not in default, our working capital deficit as of June 30, 2003 would have been $882,346.

     We have accounts payable over 90 days of approximately $1.1 million with various vendors as of June 30, 2003. We are gradually reducing these payables from operating cash flow not being applied to our bank debt and most of the creditors are not actively seeking immediate payment. A resolution of these accounts payable will likely be necessary as a part of any of the various financing plans that we are pursuing. Our cash flow has been sufficient in the first six months of 2003 to meet current expenses.

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

ITEM 3: CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-14(c)) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(B) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        See Item 2 Management's Discussion and Analysis or Plan of Operation for a description of a default under the Company's credit facility.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits: See Exhibit Index. Reports on Form 8-K: None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           GMX RESOURCES INC.
                                             (Registrant)




Date: August 14, 2003                      /s/ Ken L. Kenworthy, Sr.
      ---------------                      ------------------------------
                                           Ken L. Kenworthy, Sr., Executive Vice
                                           President and Chief Financial Officer
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.   Description

  10.1        Loan Modification and Forbearance Agreement effective May 15, 2003
  10.2        Second Loan Modification and Forbearance Agreement effective June
              15, 2003
  31.1        Rule 13a-14(a) Certification of Chief Executive Officer
  31.2        Rule 13a-14(a) Certification of Chief Financial Officer
  32.1        Section 1350 Certification of Chief Executive Officer
  32.2        Section 1350 Certification of Chief Executive Officer