Form 10QSB
period 2003-09-30
GMX RESOURCES INC
filed 2003-11-14
CIK 1127342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

(Issuer’s Telephone Number)

NA

(Former name, former address and former fiscal year, if changed since last report)

As of September 30, 2003, there were 6,575,000 shares of GMX Resources Inc. Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

GMX Resources Inc.

Form 10-QSB

For the Quarter Ended September 30, 2003

i

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements

GMX Resources Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2002	September 30, 2003
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$543,917	$587,191
Accounts receivable—interest owners	52,576	45,263
Accounts receivable—oil and gas revenues	513,898	356,659
Inventories	236,704	254,204
Prepaid expenses	11,609	32,718

Total current assets	1,358,704	1,276,035

OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES	32,881,893	33,333,491
Less accumulated depreciation, depletion, and amortization	(3,522,584)	(4,474,930)

	29,359,309	28,858,561

OTHER PROPERTY AND EQUIPMENT	3,200,345	3,200,345
Less accumulated depreciation	(656,572)	(908,568)

	2,543,773	2,291,777

OTHER ASSETS	57,646	6,825

TOTAL ASSETS	$33,319,432	$32,433,198

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,426,715	$1,293,340
Accrued expenses	81,855	219,654
Accrued interest	6,764	30,903
Revenue distributions payable	407,849	404,212
Derivative instruments	421,300	—
Current portion of long-term debt	8,100,000	7,160,000

Total current liabilities	11,444,483	9,108,109

OTHER LIABILITIES	267,486	677,638

DEFERRED INCOME TAXES	—	—

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share, 500,000 shares authorized	—	—
Common stock, par value $.001 per share—authorized 50,000,000 shares; issued and outstanding 6,550,000 shares in 2002 and 6,575,000 shares in 2003.	6,550	6,575
Additional paid-in capital	20,905,197	20,959,973
Retained earnings (accumulated deficit)	1,117,016	1,680,903
Other comprehensive income (loss)	(421,300)	—

Total shareholders’ equity	21,607,463	22,647,451

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,319,432	$32,433,198

See accompanying notes to consolidated financial statements.

GMX Resources Inc.

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(Unaudited)
REVENUE:
Oil and gas sales	$1,450,288	$1,274,173	$4,830,299	$4,284,000
Interest income	1,268	612	4,359	2,194
Other income	4,383	—	4,018	11,718

Total revenue	1,455,939	1,274,785	4,838,676	4,297,912

EXPENSES:
Lease operations	269,157	212,308	839,700	661,349
Accretion expense on asset retirement obligations	—	5,630	—	16,891
Production and severance taxes	91,406	83,584	294,156	313,794
Depreciation, depletion, and amortization	370,710	345,496	1,461,782	1,152,508
Interest	174,853	99,446	378,322	334,252
General and administrative	568,289	348,727	1,663,293	1,203,397

Total expenses	1,474,415	1,095,191	4,637,253	3,682,191

Income (loss) before income taxes	(18,476)	179,594	201,423	615,721

INCOME TAXES (BENEFIT)	(3,000)	—	30,000	—

NET INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(15,476)	179,594	171,423	615,721

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	—	—	—	(51,834)

Net income (loss)	$(15,476)	$179,594	$171,423	$563,887

EARNINGS (LOSS) PER SHARE—Before Cumulative Effect	$—	$0.03	$0.03	$0.09

EARNINGS (LOSS) PER SHARE—Cumulative Effect	$—	$—	$—	$(0.01)

EARNINGS PER SHARE—Basic and Diluted	$—	$0.03	$0.03	$0.08

WEIGHTED AVERAGE COMMON SHARES—Basic	6,550,000	6,565,000	6,550,000	6,555,000

WEIGHTED AVERAGE COMMON SHARES—Diluted	6,550,000	6,601,750	6,550,000	6,574,421

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net income (loss)	$(15,476)	$179,594	$171,423	$563,887

Other comprehensive income (loss), net of tax:
Adjustment for derivative losses reclassified into oil and gas sales	92,820	—	202,930	438,400
Change in fair value of derivative instruments	(32,058)	—	(595,394)	(17,100)

Comprehensive income (loss)	$45,286	$179,594	$(221,041)	$985,187

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2002, and September 30, 2003

	2002	2003
	(Unaudited)
CASH FLOWS DUE TO OPERATING ACTIVITIES
Net income	$171,423	$563,887
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Compensation—stock options	—	29,801
Depreciation, depletion, and amortization	1,428,777	1,112,718
Deferred income taxes	30,000	—
(Gain) loss on sale of other property and equipment	(3,775)	—
(Gain) loss on sale of investments	(3,714)
Cumulative effect of change in accounting principle, net of tax	—	51,834
Accretion of asset retirement obligation	—	16,891
Amortization of loan fees	33,005	39,790
Decrease (increase) in:
Accounts receivable	671,660	164,552
Inventory and prepaid expenses	(220,212)	12,213
Increase (decrease) in:
Accounts payable	(5,379,691)	(1,133,376)
Accrued expenses and liabilities	(133,472)	161,938
Revenue distributions payable	242,544	108,108

Net cash provided by (used in) operating activities	(3,163,455)	1,128,356

CASH FLOWS DUE TO INVESTING ACTIVITIES
Additions to oil and gas properties	(2,427,995)	(170,082)
Purchase of property and equipment	(45,882)	—
Proceeds from sale of other property and equipment	5,000	—
Proceeds from sale of investments	77,838	—
Proceeds from sale of oil and gas properties	4,245,163	—

Net cash provided by (used in) investing activities	1,854,124	(170,082)

CASH FLOWS DUE TO FINANCING ACTIVITIES
Advances on borrowings	6,070,000	—
Payments on debt	(4,188,000)	(940,000)
Proceeds from sale of stock	—	25,000

Net cash provided by (used in) financing activities	1,882,000	(915,000)

Net increase in cash	572,669	43,274

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,725	543,917

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$576,394	$587,191

CASH PAID FOR INTEREST	$378,322	$270,324

See accompanying notes to consolidated financial statements.

GMX RESOURCES INC.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

Nine months ended September 30, 2002, and September 30, 2003

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in GMX Resources Inc.’s (“GMX” or the “Company”) 2002 Annual Report on Form 10-KSB.

In the opinion of GMX’s management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of GMX as of September 30, 2003, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2003 and 2002.

Stock Options

The Company applies the intrinsic value-based method of accounting for its fixed plan stock options, as described by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense for grants to employees would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the option. Compensation expense is recognized for grants to non-employees. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, GMX has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

At September 30, 2003, the number of options exercisable was 89,000, and the weighted-average exercise price of those options was $4.37.

The Company applied APB Opinion No. 25 in accounting for its plan, and accordingly, no compensation cost has been recognized for its stock options granted to employees in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s results would have been reduced by the pro forma amounts indicated below.

GMX RESOURCES INC.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

Nine months ended September 30, 2002, and September 30, 2003

(Unaudited)

	Three Months Ended		Nine Months Ended
	2002	2003	2002	2003
Net income as reported	$(15,476)	$179,594	$171,423	$563,887
Deduct: Stock-based compensation, net of tax	(67,777)	(48,546)	(202,884)	(145,642)

Pro forma	$(83,253)	$131,048	$(31,461)	$418,245

Earnings Per Share:
Basic – as reported	—	0.03	0.03	0.08
Basic – pro forma	(0.01)	0.02	—	0.06
Diluted – as reported	—	0.03	0.03	0.08
Diluted – pro forma	(0.01)	0.02	—	0.06

Recently Issued Pronouncements

SFAS No. 143, “Accounting for Asset Retirement Obligations,” was issued in June 2001. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying cost of the asset. The Company adopted SFAS No. 143 on January 1, 2003, and has recognized $281,516 as the fair value of asset retirement obligations. As of January 1, 2003, the Company recognized an after tax charge of $51,834 as the cumulative effect of adoption of this standard in the first quarter of 2003, and an increase in oil and gas properties of $229,682.

Below is a reconciliation of the beginning and ending aggregate carrying amount of the Company’s asset retirement obligations.

Nine Months Ended September 30, 2003
Beginning of the period	$—
Initial adoption entry	281,516
Liabilities incurred in the current period	—
Liabilities settled in the current period	—
Accretion expense	16,891

End of the period	$298,407

The pro forma effects on prior periods were not material.

In addition, on a pro forma basis as required by SFAS No. 143, if the Company had applied the provisions of SFAS No. 143 as of January 1, 2002, the amount of asset retirement obligations would have been approximately $250,000, with no material impact on results of operations.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to address (1) decisions reached by the Derivative Implementation Group; (2) developments in other FASB projects that address financial instruments; and (3) implementation issues related to the definition of a derivative. Statement 149 has multiple effective date provisions depending on the nature of amendment to Statement 133. The adoption of this statement did not have a material impact on our consolidated financial statements.

GMX RESOURCES INC.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

Nine months ended September 30, 2002, and September 30, 2003

(Unaudited)

An additional reporting issue has arisen regarding the application of certain provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” to companies in the extractive industries, including oil and gas companies. At issue is whether SFAS No. 142 requires the Company to classify the costs of mineral rights associated with extracting oil and gas as intangible assets in the balance sheet apart from other capitalized oil and gas property costs, and to provide specific footnote disclosures. Historically, the Company has included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, the Company would be required to reclassify a portion of its assets out of oil and gas properties and into a separate intangible assets line item. The Company has not yet determined the impact of any such reclassification which may ultimately be required. However, the Company’s cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full cost accounting rules. In addition, the Company does not believe the reclassification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on its compliance with relevant covenants under its financing arrangements.

2. Derivative Instruments and Hedging Activities

During the nine months ended September 30, 2002, and the first quarter of 2003, the Company had in place two natural gas price swaps initiated in March 2002 which expired in February 2003. These agreements related to 50,000 and 40,000 MMBtu per month respectively, whereby the Company received a fixed price of $2.66 and $2.67 per MMBtu respectively and paid the counterparty an index price. These swap agreements covered approximately 85% of the Company’s expected monthly production during the period the agreements were in effect.

On September 30, 2003, there were no outstanding derivative financial instruments. The fair value of these financial instruments as of December 31, 2002, was a liability of $421,300.

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

Nine months ended September 30, 2002, and September 30, 2003

(Unaudited)

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

GMX does not hold or issue derivative instruments for trading purposes. GMX’s commodity price financial swaps were designated as cash flow hedges. Changes in the fair value of these derivatives were reported in “other comprehensive income.” These amounts were reclassified to oil and gas sales when the forecasted transaction took place.

3. Earnings Per Share

For the three and nine months ended September 30, 2003, diluted earnings per share reflect the potential dilution of 36,750 common shares and 19,421 common shares, respectively. As of September 30, 2003, GMX has outstanding 1,250,000 Class A warrants and 125,000 additional warrants that were issued to the underwriters of the February 2001 offering, 200,000 additional warrants that were issued to underwriters of the July 2001 offering, 64,000 stock options issued to employees, and 75,000 stock options issued to a consultant. The exercise price of the warrants and stock options issued to employees exceeded the average price of the underlying securities during the first nine months of 2003 and 2002 and as such these warrants and stock options are not considered to be dilutive.

4. Commitments and Contingencies

The Company is party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about matters, the Company’s estimates of the outcome of such matters, and its experience in contesting, litigating, and settling similar matters. None of the actions are believed by management to involve future amounts that would be material to the Company’s financial position or results of operations.

5. Debt

On August 31, 2003, the Company signed a new note and extended its existing credit line of $7,160,000 to mature on March 1, 2004. Under the amended agreement, the borrowing base will be $7,210,000 and GMX will be required to make monthly payments of $90,000 in principal plus interest until the extended maturity date of March 1, 2004. The Company is currently in compliance with the collateral valuations and covenants required by its lender under the amended agreement.

The Company has prepared these financial statements assuming that it will continue as a going concern. The Company has substantially reduced overhead and believes current cash flow

GMX RESOURCES INC.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

Nine months ended September 30, 2002, and September 30, 2003

(Unaudited)

is sufficient to meet its current obligations, but it is not sufficient to fund any significant drilling or to fully repay bank debt. The Company is discussing other financing arrangements which would allow the Company to reduce accounts payable and amounts outstanding under the Company’s credit facility. These issues raise substantial doubt about the Company’s ability to continue as a going concern absent the successful implementation of management’s plans. The consolidated financial statements do not include any adjustments that may arise from the outcome of this uncertainty.

The Company is actively pursuing additional debt and equity financings to complement expected positive operating cash flow in order to reduce the Company’s past due accounts payable balance, repay or refinance its credit facility and continue the Company’s development program. The Company may also enter into development arrangements with other industry participants to fund the development of the Company’s proved undeveloped reserves. Such arrangements would reduce or eliminate the Company’s future expected operating cash flows due to the reduced interest ownership. There can be no assurance that the Company will be able to enter into any of these financial arrangements. As a result of the liquidity issues described above, the Company has continued to limit its capital expenditures in the third quarter of 2003.

Item 2: Management’s Discussion and Analysis or Plan Of Operation.

Summary Operating Data

The following table presents an unaudited summary of certain operating data for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2003	2002	2003
Production:
Oil production (MBbls)	17	7	60	26
Natural gas production (MMcf)	360	214	1,326	731
Equivalent production (MMcfe)	464	257	1,688	884

Average Sales Price:
Oil price (per Bbl)	$26.11	$30.41	$22.92	$30.59
Natural gas price (per Mcf) (1)	2.78	4.96	2.60	4.80
Average sales price (per Mcfe)	$3.13	$4.96	$2.82	$4.85

Operating and Overhead Costs (per Mcfe):
Lease operating expenses	$.58	$.83	$.50	$.75
Production and severance taxes	.20	.33	.17	.36
General and administrative	1.22	1.36	.99	1.36

Total	$2.00	$2.52	$1.66	$2.47

Cash Operating Margin (per Mcfe)	$1.13	$2.44	$1.16	$2.38

Other (per Mcfe):
Depreciation, depletion and amortization – oil and gas production	$.61	$1.04	$.71	$1.02

(1)	Net of results of gas hedging activities which reduced the average gas price in the nine months ended September 30, 2003, by $.60 per Mcf., and reduced the average gas price in the nine months ended September 30, 2002, and the third quarter of 2002 by $.23 and $.40 per Mcf., respectively.

Results of Operations—Three Months Ended September 30, 2003, Compared to Three Months Ended September 30, 2002

Oil and Gas Sales. Oil and gas sales in the three months ended September 30, 2003, decreased 12% to $1,274,173 compared to the three months ended September 30, 2002. This decrease was due to a decrease in production of oil and gas, which accounted for 45% of the decrease but was partially offset by an increase in oil and gas prices, which increased 58%. The average price per barrel of oil and Mcf of gas received in the three months ended September 30, 2003, was $30.41 and $4.96, respectively, compared to $26.11 and $2.78, respectively, in the three months ended September 30, 2002. During the three months ended September 30, 2002, the Company hedged 50,000 and 40,000 MMBtu per month of gas through price swap agreements with a fixed price of $2.66 and $2.67 per MMBtu respectively. The effects of price swap agreements reduced third quarter 2002 sales revenues by $142,800. There were no hedges in place during the third quarter of 2003.

Production of oil for the three months ended September 30, 2003, decreased to 7 MBbls compared to 17 MBbls for the three months ended September 30, 2002. Gas production decreased to 214 MMcf for the three months ended September 30, 2003, compared to 360 MMcf for the three months ended September 30, 2002, a decrease of 41%. This decrease in oil and gas production for the three months ended September 30, 2003, resulted primarily from natural declines and repair and re-work downtime of some large producers and the sale of the Company’s oil and gas properties in Kansas in September 2002.

Lease Operations. Lease operations expense decreased $56,849 in the three months ended September 30, 2003, to $212,308, a 21% decrease compared to the three months ended September 30, 2002. Decreased expense resulted primarily from the sale of Kansas oil and gas properties described above. Lease operations expense on an equivalent unit of production basis was $.83 per Mcfe in the three months ended September 30, 2003, compared to $.58 per Mcfe for the three months ended September 30, 2002. This per unit increase resulted from a focused program of increased maintenance to enhance production and overall reduced volumes.

Production and Severance Taxes. Production and severance taxes decreased 9% to $83,584 in the three months ended September 30, 2003, compared to $91,406 in the three months ended September 30, 2002. Production and severance taxes are assessed on the value of the oil and gas produced exclusive of hedging arrangements. As a result, the decrease resulted primarily from decreased oil and gas sales as described above.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased $25,214 to $345,496 in the three months ended September 30, 2003, down 7% from the three months ended September 30, 2002. This decrease is due primarily to a decrease in production levels. The oil and gas depreciation, depletion and amortization rate per equivalent unit of production was $1.04 per Mcfe in the three months ended September 30, 2003, compared to $.61 per Mcfe in the three months ended September 30, 2002. This rate increased primarily from the effects of higher costs attributed to our reserve base.

Interest. Interest expense for the three months ended September 30, 2003, was $99,446 compared to $174,853 for the three months ended September 30, 2002. This decrease is primarily attributable to a reduced interest rate on our variable rate credit facility and decreased debt amounts outstanding.

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2003, was $348,727 compared to $568,289 for the three months ended September 30, 2002, a decrease of 39%. This decrease of $219,562 was primarily the result of a decrease in salaries of $212,587. General and administrative expense per equivalent unit of production was $1.36 per Mcfe for the three months ended September 30, 2003, compared to $1.22 per Mcfe for the comparable period in 2002. This increase is due to the decrease in production as a result of the disposition of oil and gas properties.

Income Taxes. Income tax benefit for the three months ended September 30, 2003, was $0, compared to a credit of $3,000 for the three months ended September 30, 2002. Permanent differences associated with statutory depletion deduction in excess of cost depletion reduced the Company’s effective tax rate from an expected statutory rate of 38% to our effective tax rate of 0%. The Company maintains a full valuation allowance for its deferred tax assets due to the Company’s negative working capital position and doubt about the Company’s ability to continue as a going concern.

Results of Operations—Nine Months Ended September 30, 2003, Compared to Nine Months Ended September 30, 2002

Oil and Gas Sales. Oil and gas sales in the nine months ended September 30, 2003, decreased 11% to $4,284,000 compared to the nine months ended September 30, 2002. This decrease is due to a decrease in production of oil and gas, which accounted for 48% of the decrease, but was partially offset by an increase in oil and gas prices, which increased 72%. The average prices per barrel of oil and Mcf of gas received in the nine months ended September 30, 2003, were $30.59 and $4.80, respectively, compared to $22.92 and $2.60, respectively, in the nine months ended September 30, 2002. During the nine months ended September 30, 2003, the Company hedged 50,000 and 40,000 MMBtu per month of gas through price swap agreements with a fixed price of $2.66 and $2.67 per MMBtu respectively. The effects of price swap agreements reduced 2003 sales revenues by $438,400. During the nine months ended September 30, 2002, the same hedge which commenced in March 2002 reduced 2002 sales revenues by $312,200.

Production of oil for the nine months ended September 30, 2003, decreased to 26 MBbls compared to 60 MBbls for the first nine months of 2002, a decrease of 57%. Gas production decreased to 731 MMcf for the nine months ended September 30, 2003, compared to 1,326 MMcf for the nine months ended September 30, 2002, a decrease of 45%. Decreased production in the first nine months of 2003 resulted primarily from natural declines, repairs and re-work downtime of some large producers and the sale of the Company’s oil and gas properties in Kansas in September 2002.

Lease Operations. Lease operations expense decreased $178,351 in the nine months ended September 30, 2003, to $661,349, a 21% decrease compared to the nine months ended

September 30, 2002. Decreased expense resulted from a decrease in wells included in the sale of Kansas properties. Lease operations expense on an equivalent unit of production basis was $.75 per Mcfe in the nine months ended September 30, 2003, compared to $.50 per Mcfe for the nine months ended September 30, 2002. This increase resulted from a focused program of increased maintenance to enhance production and overall reduced volumes.

Production and Severance Taxes. Production and severance taxes increased 7% to $313,794 in the nine months ended September 30, 2003, compared to $294,156 in the nine months ended September 30, 2002. Production and severance taxes are assessed on the value of the oil and gas produced, exclusive of hedging arrangements. As a result, the increase resulted primarily from increased oil and gas sales prices as described above.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased $309,274 to $1,152,508 in the nine months ended September 30, 2003, down 21% from the nine months ended September 30, 2002. This decrease is due primarily to lower production levels. The oil and gas depreciation, depletion and amortization rate per equivalent unit of production was $1.02 per Mcfe in the nine months ended September 30, 2003, compared to $.71 per Mcfe in the nine months ended September 30, 2002. This rate increased primarily from the effects of higher costs attributed to our reserve base.

Interest. Interest expense for the nine months ended September 30, 2003, was $334,252 compared to $378,322 for the nine months ended September 30, 2002. This decrease is primarily attributable to a decline in average interest rates during the nine months ended September 30, 2003, and decreased average balances outstanding.

General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2003, was $1,203,397 compared to $1,663,293 for the nine months ended September 30, 2002, a decrease of 28%. This decrease of $459,896 was primarily the result of a decrease in salaries of $397,267. General and administrative expense per equivalent unit of production was $1.36 per Mcfe for the nine months ended September 30, 2003, compared to $.99 per Mcfe for the comparable period in 2002.

Income Taxes. Income tax expense for the nine months ended September 30, 2003, was $0 compared to $30,000 for the nine months ended September 30, 2002. This decrease primarily resulted from permanent differences associated with statutory depletion deduction in excess of cost depletion which reduced the Company’s effective tax rate from an expected statutory rate of 38% to our effective tax rate of 0%. The Company maintains a full valuation allowance for its deferred tax assets due to the Company’s negative working capital position and doubt about the Company’s ability to continue as a going concern.

Capital Resources and Liquidity

Our business is capital intensive. Our ability to grow our reserve base is dependent upon our ability to obtain outside capital and generate cash flows from operating activities to fund our investment activities. Our cash flows from operating activities are substantially dependent upon oil and gas prices, and significant decreases in market prices of oil or gas could result in reductions of cash flow and affect the amount of our liquidity. Our ability to fund capital expenditures in the short term is dependent upon implementing management’s plans as discussed in notes to the accompanying financial statements.

Cash Flow—Nine Months Ended September 30, 2003, Compared to Nine Months Ended September 30, 2002

In the nine months ended September 30, 2003 and 2002, GMX spent $170,082 and $2,427,995, respectively, in oil and gas acquisitions and development activities. Cash flows provided by operating activities for the nine months ended September 30, 2003, were $1,128,356 compared to cash flows used in operating activities of $3,163,455 in the same period of 2002. Substantially all of the cash flow from operating activities was used to pay past due accounts payable and repay outstanding debt on the Company’s credit facility.

Credit Facility

The Company has a secured credit facility, which matures on March 1, 2004, and provides for a line of credit of up to $15,000,000 (the “Commitment”), subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves which is reduced monthly to account for production (“Borrowing Base”). The amount of credit available at any one time under the credit facility is the lesser of the Borrowing Base or the amount of the Commitment. At September 30, 2003, our debt amount of $7,160,000 was in compliance with the Borrowing Base valuation of $7,210,000. The terms of the credit facility are more fully described in our annual report on Form 10-KSB for the year ended December 31, 2002.

The credit facility contains various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sale of assets, mergers and consolidations, dividends and distributions, and changes in management and require the maintenance of various financial ratios.

The credit facility originally matured on May 1, 2003, but effective August 31, 2003, the lender has extended the maturity date to March 1, 2004. The Company is obligated to make a monthly payment of $90,000 in principal plus interest until that date. There is no assurance that the lender will continue to refrain from collection actions after that date. The lender is aware of discussions between the Company and other financing sources. As of September 30, 2003, the Company was in compliance with terms and covenants required by the lender as amended by the fourth amendment.

Working Capital

At September 30, 2003, GMX had a working capital deficit of $7,832,074. Total long-term debt outstanding at September 30, 2003, was $7,160,000, representing 24% of our total capitalization. On a pro forma basis, if our bank debt were not in default, our working capital deficit as of September 30, 2003, would have been $672,074.

We have accounts payable over 90 days of approximately $900,000 with various vendors as of September 30, 2003. We are gradually reducing these payables from operating cash flow not being applied to our bank debt, and most of these creditors are not actively seeking immediate payment. A resolution of these accounts payable will likely be necessary as a part of any of the various financing plans that we are pursuing. Our cash flow has been sufficient in the first nine months of 2003 to meet current expenses.

Forward-Looking Statements

All statements made in this document and accompanying supplements other than purely historical information are “forward-looking statements” within the meaning of the federal securities laws. These statements reflect expectations and are based on historical operating trends, proved reserve positions and other currently available information. Forward-looking statements include statements regarding future plans and objectives, future exploration and development expenditures and number and location of planned wells, statements regarding the quality of our properties and potential reserve and production levels, statements regarding potential sales of properties and statements regarding the status or expected outcome of pending litigation. These statements may be preceded or followed by or otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or similar expressions or statements that events “will” or “may” occur. Except as otherwise specifically indicated, these statements assume that no significant changes will occur in the operating environment for oil and gas properties and that there will be no material acquisitions or divestitures except as otherwise described.

The forward-looking statements in this report are subject to all the risks and uncertainties which are described in our annual report on Form 10-KSB for the year ended December 31, 2002, and in this document. We may also make material acquisitions or divestitures or enter into financing transactions. None of these events can be predicted with certainty or not taken into consideration in the forward-looking statements.

For all of these reasons, actual results may vary materially from the forward-looking statements and we cannot assure you that the assumptions used are necessarily the most likely. We will not necessarily update any forward-looking statements to reflect events or circumstances occurring after the date the statement is made except as may be required by federal securities laws.

There are a number of risks that may affect our future operating results and financial condition. These are described in more detail in our Form 10-K for the year ended December 31, 2002.

Item 3: Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-14(c)) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal controls over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1: Legal Proceedings

None

Item 2: Changes in Securities

None

Item 3: Defaults Upon Senior Securities

See Part I, Item 2 for a description of a default under the Company’s credit facility. The default was cured on August 31, 2003, when the lender extended the credit facility maturity date to March 1, 2004.

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6: Exhibits and Reports On Form 8-K

(a) Exhibits: See Exhibit Index

(b) Reports on Form 8-K: None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GMX RESOURCES INC.
(Registrant)

Date: November 14, 2003	/s/ Ken L. Kenworthy, Sr.
Ken L. Kenworthy, Sr., Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Fourth Amendment to Credit Agreement effective August 31, 2003

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer