Form 10-K
period 2003-12-31
GMX RESOURCES INC
filed 2004-04-14
CIK 1127342

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission file number 000-32325

                               GMX RESOURCES INC.

                 (Name of small business issuer in its charter)

          OKLAHOMA                                       73-1534474
(State or other jurisdiction                (I.R.S. Employer Identification No.)
      of incorporation)

          9400 North Broadway, Suite 600, Oklahoma City, Oklahoma 73114
                    (Address of principal executive offices)

(ISSUER'S TELEPHONE NUMBER) (405) 600-0711

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                      NONE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                    NAME OF EACH EXCHANGE ON WHICH REGISTERED

Title of each class
-------------------
COMMON STOCK, $0.001 PAR VALUE                     NASDAQ NATIONAL MARKET SYSTEM
CLASS A WARRANTS                                   NASDAQ NATIONAL MARKET SYSTEM

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   [X] Yes  [_] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenue for the year ended December 31, 2003 was $5,388,794.

The aggregate market value of the voting and non-voting common equity (excluding warrants) held by non-affiliates on April 13, 2004 was $17.8 million. This amount was computed using closing price of the issuer's common stock on April 13, 2004 on the NASDAQ National Market.

As of April 13, 2004, the issuer had outstanding a total of 6,775,000 shares of its $0.001 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE - None

Transitional Small Business Disclosure Format (Check one):   Yes  [_]  No [X]

================================================================================

                               GMX RESOURCES INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS

                                                                            PAGE


                                     PART 1
Item 1.   BUSINESS............................................................1

          General.............................................................1
          2001 Equity Offerings...............................................1
          Drilling Contract...................................................1
          2002 and 2003 Activities............................................2
          2003 Year End and 2004 Developments.................................2
          Business Strategy...................................................4
          Marketing...........................................................4
          Regulation..........................................................5
          Gas Gathering.......................................................8
          Competition.........................................................8
          Facilities..........................................................8
          Employees...........................................................8
          Certain Technical Terms.............................................9
Item 2.   PROPERTIES.........................................................12

          Reserves...........................................................15
          Costs Incurred and Acquisition and Drilling Results................16
          Productive Well Summary............................................18
Item 3.   LEGAL PROCEEDINGS..................................................18

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................18


                                     PART II

Item 5.   MARKET FOR COMMON EQUITY RELATED STOCKHOLDER
          MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF
          EQUITY SECURITIES..................................................19

          Common Stock Information...........................................19
          Recent Sales of Unregistered Securities............................20
          Purchases of Equity Securities by the Small Business Issuer........20
Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION..........................................................20

          Selected Financial Data............................................20
          Summary Operating and Reserve Data.................................21
          Critical Accounting Policies.......................................22
          Results of Operations for the Year Ended December 31, 2003
          Compared to Year Ended December 31, 2002...........................24
          Results of Operations for the Year Ended December 31, 2002
          Compared to Year Ended December 31, 2001...........................25
          Capital Resources and Liquidity....................................26

          Cash Flow--Year Ended December 31, 2003 Compared to Year
          Ended December 31, 2002............................................26
          Cash Flow--Year Ended December 31, 2002 Compared to Year
          Ended December 31, 2001............................................27
          Credit Facility....................................................27
          Subordinated Notes.................................................28
          Common Stock Private Placement.....................................28
          Working Capital....................................................28
          Commitments and Capital Expenditures...............................29
          Liquidity and Financing Considerations.............................29
          Price Risk Management..............................................29
          Impact of Recently Issued Accounting Standards Not Yet Adopted.....30
          Forward-Looking Statements.........................................31
          Risk Factors Related to GMX........................................32
          Risks Related to the Oil and Gas Industry..........................34
Item 7.   FINANCIAL STATEMENTS...............................................39

Item 8.   CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE................................39

Item 8A.  CONTROLS AND PROCEDURES............................................39


                                    PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT................................................................40

          Significant Employees..............................................41
          Consultant.........................................................41
          Terms..............................................................41
          Section 16(a) Beneficial Ownership Reporting Compliance............42
          Audit Committee Matters............................................42
          Code of Ethics.....................................................42
Item 10.  EXECUTIVE COMPENSATION.............................................42

          Summary Compensation Table.........................................42
          Compensation of Directors..........................................43
Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERSHIP AND MANAGEMENT...........................................43

          Equity Compensation Plan Information...............................45
Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................45

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K...................................45

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................45

                                     PART I

ITEM 1. BUSINESS

GENERAL

            GMX Resources Inc. (referred to herein as "GMX" or the "Company") is an independent oil and gas company headquartered in Oklahoma City, Oklahoma. At the time of our organization in 1998, we acquired from an unrelated third party for $6.0 million, producing and undeveloped properties located primarily in east Texas and northwestern Louisiana, Kansas and southeastern New Mexico. When we acquired them, the properties consisted of 71.1 net producing wells, 20,829 net developed and 317 net undeveloped acres. At the acquisition date, the properties had estimated proved developed producing reserves of 5 Bcfe. These properties were acquired out of a bankruptcy reorganization of a small, privately held company. We believed the properties had not been developed to their full potential as a result of the financial condition and lack of technical geological expertise of the prior owner. However, there was substantial high quality geological and engineering data available for the properties, waiting to be evaluated.

2001 EQUITY OFFERINGS

            On February 12, 2001, we completed an initial public offering of 1,250,000 units at $8.00 per unit underwritten by Paulson Investment Company, Inc. and I-Bankers Securities Incorporated. Each unit consisted of one share of common stock, one Class A warrant to purchase one share of common stock and one Class B warrant to purchase one share of common stock. The units traded as units until March 15, 2001 when the common stock, Class A warrants and Class B warrants became separately tradeable on the NASDAQ SmallCap Market. The net proceeds of the offering amounting to approximately $8.5 million were used primarily for development drilling in 2001.

            On June 22, 2001, our common stock became eligible for trading on the NASDAQ National Market. In July 2001, we completed a secondary public offering of 2,300,000 shares of common stock at an offering price of $5.50 per share. This firm commitment offering was also underwritten by Paulson Investment Company, Inc., and I-Bankers Securities Incorporated. The proceeds of the offering, net of underwriters' fees and other expenses, were approximately $11.3 million, and were used primarily for the development drilling of oil and gas wells in 2001 and early 2002.

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

            On December 13, 2001, we terminated the contracts and filed a lawsuit in the United States District Court for the Western District of Oklahoma against Nabors alleging that Nabors made misrepresentations intended to induce us to enter into the drilling contracts as well as alleging that Nabors breached those contracts by providing substandard drilling services. Nabors drew the full $1,000,000 on the letters of credit and counterclaimed for approximately $10,000,000 alleged to be owed for an early termination fee and unpaid invoices. On December 20, 2002, we received a jury verdict in our favor in our lawsuit against Nabors in the United States District Court for the Western District of Oklahoma after a five day trial. As a result of the jury verdict, the Company had no liability to Nabors on its claim for approximately $10 million in contract termination damages. In March 2003, Nabors filed a notice of appeal of the jury verdict. In May 2003, GMX and Nabors settled the lawsuit. Nabors dismissed its appeal and both parties executed mutual releases of all claims.

2002 AND 2003 ACTIVITIES

            Due to liquidity issues from the uncertainties associated with the Nabors litigation, as well as technical defaults under our credit facility, we curtailed all drilling and development activities in 2002 and 2003 and implemented a number of actions to reduce overhead costs. In addition, in July 2002, we engaged Petroleum Place Advisors ("Petroleum Place") to assist us as a financial advisor in connection with possible property sales and other alternatives. Effective as of September 30, 2002, we completed the sale of all of our oil and gas properties in Kansas which had proved reserves of 9,571 Mmcfe. Net proceeds of the sales were $3.6 million, of which $3.3 million was applied to our bank debt. We also solicited bids through Petroleum Place for either a purchase of our east Texas properties or a joint venture to develop these properties. This process concluded in December 2002. After our success in the trial court in the Nabors litigation, we elected to evaluate other strategic alternatives rather than accept proposals made at that time.

            Since the settlement of the Nabors litigation in May of 2003, we have continued to actively seek additional sources of financing from outside sources including potential industry partners or private sources of debt and equity financing. As a result of the maturity of our bank credit facility in May of 2003, we were in default under this facility until August 31, 2003 when we negotiated an amended agreement and extended our then existing credit line of $7.2 million to mature on March 1, 2004. Even though the Company was able to negotiate extensions in its bank credit facility, during much of 2002 and 2003, the Company had significant accounts payable over 90 days which it was able to gradually reduce over this time frame.

2003 YEAR END AND 2004 DEVELOPMENTS

            During the fourth quarter of 2003, we were able to successfully find an industry partner to assist us in developing our east Texas properties.

            On December 29, 2003, we executed a definitive participation agreement with Penn Virginia Oil & Gas Corporation ("PVOG"), a wholly-owned subsidiary of Penn Virginia Corporation , a publicly-held company traded on the New York Stock Exchange under the symbol PVA, for the joint development of our Cotton Valley, Travis Peak and Pettit prospects located in East Texas. This agreement designates agreed geographic areas which surround and encompass distinct portions of our acreage positions in East Texas defined as "Phases." PVOG began drilling on February 11, 2004 in "Phase I," which includes approximately 4,289 net acres comprising a portion of our proved undeveloped acreage. GMX will have a 20% carried interest in the first five wells drilled in Phase I and will have a right to participate for 30% of additional Phase I wells. Phase II, which includes approximately 5,200 net acres of our acreage, may commence after completion of Phase I, five carried wells and no earlier than January 1, 2005 and no later than July 1, 2005. In Phase II, GMX will have a 20% carried interest in the first four wells and will have a right to participate for 50% of additional drilling in Phase II. GMX received approximately $950,000 in acreage and drilling location cost reimbursement which was applied to reduce current liabilities. For additional information concerning the PVOG agreement, see "Item 2 - Properties."

            On January 16, 2004, we completed a private placement of $1 million of 11% senior subordinated notes maturing in 2007 with annual principal installments prior to maturity of $100,000 and five year warrants to purchase 175,000 shares of common stock for $1.50 per share. The proceeds of this placement are being used for completion of wells with proved developed non-producing reserves, other production enhancement, further reduction in current liabilities, placement fees and transaction costs associated with the transaction.

            In addition on April 5, 2004, the Company closed a private placement of 200,000 shares of common stock for $1,000,000 with an investor. Proceeds of the transaction will be used for general corporate purposes. We are also actively pursuing other sources of external financing through private equity offerings and expect that additional placements may occur.

            Effective March 1, 2004, we reached an agreement with our bank lender to extend our existing credit line of $6,260,000 to mature on September 1, 2004. The Company will continue to make monthly payments of $90,000 in principal payments plus interest at New York prime plus 1% until the maturity date. On April 14, 2004, our bank offered to extend the maturity of the line to September 1, 2005, if we use the $1 million common stock sale proceeds to repay the 11% subordinated notes. We are considering the proposal, but in the meantime, we are evaluating several other proposals from other bank lenders to maximize our flexibility for refinancing the credit facility and increasing our borrowing base. As of April 14, 2004, we have received three term sheets from these prospective lenders. See "Management's Discussion and Analysis on Plan of Operation."

            As a result of the PVOG and private placement transactions, the Company's liquidity has been substantially improved and as of April 6, 2004, the Company has sufficient working capital to meet its accounts payable obligations on a timely basis. The Company's cash flow in 2004 is expected to be sufficient to meet its current obligations as they become due as well as to finance some limited recompletion and production enhancement activities.

            Since year end 2003 through April 6, 2004, PVOG has drilled and completed one well under our participation agreement in which we have a 20% carried interest and has commenced the drilling of a second carried interest well. We have conducted recompletion or production enhancement operations on three wells in which we have 100% working interest. These wells have been recompleted in the Pettit, Travis Peak and Cotton Valley formations. They were producing approximately 1,500 mcfpd as of April 6, 2004, but this production rate is expected to decline in the normal course of production.

BUSINESS STRATEGY

            If we are able to obtain financing, our strategy will be to create additional value from our East Texas property base through development of quality proved undeveloped properties and exploitation activities focused on adding proved reserves from the inventory of probable and possible drilling locations. We have the following resources:

            EXPERIENCED MANAGEMENT. The Company's founders have experience in finding, exploiting, developing and operating reserves and companies. Ken L. Kenworthy, Jr., the Company's President, has been active in various aspects of the oil and gas business for over 29 years. He was formerly Chairman and Chief Executive Officer of OEXCO, Inc. ("OEXCO"), an Oklahoma City based privately held oil and gas company. He founded OEXCO in 1980 and successfully managed it until 1995 when it was sold for approximately $13 million. During this 15 year period, OEXCO operated approximately 300 wells. Ken L. Kenworthy, Sr. also has extensive financial experience with private and public businesses, including experience as Chief Financial Officer of CMI Corporation, formerly a New York Stock Exchange listed company which manufactured and sold road building equipment.

            SUBSTANTIAL DRILLING AND EXPLOITATION OPPORTUNITIES. We have a substantial inventory of drilling and recompletion projects with an estimated 31 Bcfe of proved undeveloped reserves as of December 31, 2003. These projects include 27 recompletion projects and 52 new drilling locations with proved undeveloped reserves. We expect to locate additional proved drilling and recompletion opportunities as our evaluation and drilling of the property base continues. Based on our December 31, 2003 reserve report, the pre-tax present value of the proved reserves is $71 million with anticipated future development costs of $44.5 million.

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

            EMPHASIS ON GAS RESERVES. Production for 2003 was 82% gas and 18% oil. Proved reserves as of December 31, 2003 are 85% gas and 15% oil. We intend to emphasize acquisition and development of gas reserves due to the long term outlook for gas demand, but will continue to maintain a portion of our reserves in oil.

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

            CRUDE OIL. Oil produced from our properties will be sold at the prevailing field price to one or more of a number of unaffiliated purchasers in the area. Generally, purchase contracts for the sale of oil are cancelable on 30-days notice. The price paid by these purchasers is generally an established or "posted" price that is offered to all producers. During the last several years prices paid for crude oil have fluctuated substantially. Future oil prices are difficult to predict due to the impact of worldwide economic trends, coupled with supply and demand variables, and such non-economic factors as the impact of political considerations on Organization of the Petroleum Exporting Countries ("OPEC") pricing policies and the possibility of supply interruptions.

            Our largest purchasers include TEPPCO Crude and Crosstex Pipeline Company, which accounts for 99% and 83% of oil and natural gas sales currently. We do not believe that the loss of any of our purchasers would have a material adverse affect on our operations. None of our gas or oil sales contracts have a term of more than one year.

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

GAS GATHERING

            We have acquired, constructed and own, through a wholly-owned subsidiary, Endeavor, gas gathering lines and compression equipment for gathering and delivering of natural gas from our east Texas properties. As of December 31, 2003, this gathering system consisted of approximately 34 miles of gathering lines that collect gas from approximately 40 wells, which accounted for approximately 95% of our gas production from this area in both 2003 and 2002. This system enables us to improve the control over our production and enhances our ability to obtain access to pipelines for ultimate sale of our gas. We only gather gas from wells in which we own an interest. Remaining gas is gathered by unrelated third parties. Endeavor also serves as first purchaser of gas from wells for which we are the operator. See "Business-Marketing."

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

FACILITIES

            As of December 31, 2003, we leased approximately 6,749 square feet in Oklahoma City, Oklahoma for our corporate headquarters. The annual rental cost is approximately $82,000.

EMPLOYEES

            As of December 31, 2003, we had eight full-time employees of which three are management and the balance are clerical or technical employees. This is down from 11 full-time employees at December 31, 2002 and 18 at December 31, 2001. We also use five independent contractors to assist in field operations. We believe our relations with our employees are satisfactory. Our employees are not covered by a collective bargaining agreement.

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

            MCFPD. Thousand cubic feet per day.

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

ITEM 2. PROPERTIES

            As of December 31, 2003, we owned properties in the following productive basins in the United States:

               o    The Sabine Uplift in East Texas and Louisiana;

               o    The Tatum Basin in Southeast New Mexico.

            The following table sets forth certain information regarding our activities in each of these areas as of December 31, 2003.

                                                                   EAST TEXAS   SOUTHEAST
                                                                       AND         NEW
                                                                    LOUISIANA     MEXICO      TOTAL
                                                                    ---------     ------      -----
            PROPERTY STATISTICS:
            --------------------
            Proved reserves (MMcfe)                                   51,681       1,286      52,967
            Percent of total proved reserves                             98%          2%        100%
            Gross producing wells                                         48           7          55
            Net producing wells                                         36.1         5.6        41.7
            Gross acreage                                             18,847       2,077      20,924
            Net acreage                                               10,120       1,821      11,941
            Proved developed nonproducing reserves (MMcfe)            21,156         530      21,686
            Proved undeveloped reserves (MMcfe)                       30,527         755      31,282
            Estimated total future development costs ($000s)        $ 44,058      $  500    $ 44,558
            Estimated 2004 development costs ($000s)                   6,183         500       6,683
            Proved undeveloped locations                                  51           1          52

            YEAR ENDED DECEMBER 31, 2003 RESULTS:
            Production (net MMcfe)                                     1,051          73       1,124
            Average net daily production (Mcfe)                        2,880         194       3,074

            Additional information related to our oil and gas activities is included in Notes J and K to the financial statements beginning on Page F-1.

EAST TEXAS

            The East Texas properties are located in Harrison and Panola Counties, Texas. These properties contain approximately 18,167 gross (9,764 net) acres with rights covering the Travis Peak, Pettit, Glen Rose and Cotton Valley formations. Our East Texas properties have 51.2 Bcfe of proved reserves or 97% of our total proved reserves at December 31, 2003, of which 30.5 Bcfe is classified as proved undeveloped.

            We have interests in 42 gross (33.7 net) producing wells in East Texas, of which we operate 37. Average daily production net to our interest for 2003 was 2,434 Mcf of gas and 68 Bbls of oil. Production is primarily from the Betheny, Blocker and Waskom Fields. The producing lives of these fields are generally 12 to 70 years. We have identified productive zones in the existing wells that are currently behind pipe and thus are not currently producing. These zones can be brought into production as existing reserves are depleted. The Blocker and Betheny areas include 36 gross (30.7 net) wells in Harrison County which produce gas that is gathered, compressed and sold by Endeavor. Gas sold from the Blocker area has a high MMBtu content which results in a net price above NYMEX average daily Henry Hub natural gas price. Oil is sold separately at a slight premium to the average NYMEX Sweet Crude Cushing price, inclusive of deductions. Most of the planned development will be added to existing gathering systems under comparable contracts.

            The undeveloped acreage in these areas lies on Sabine Uplift just north of the Carthage Field. The area has 29 producing reservoirs at depths from 3,000 to 10,000 feet. The reservoir trends are similar to river channels and beach barrier bars and are generally substantial in length and sometimes width. These features occur in more than one producing horizon and we give first priority to drilling locations where a single well can drill through two or more producing zones. This increases the reserves recoverable through a single wellbore. We believe the natural gas development opportunities on this property base are substantial and abundant. Our proved developed non-producing and proved undeveloped reserves are significant in this region consisting of 41.4 Bcfe, frequently located at the intersection of multiple crossing reservoir trends. Each well generally penetrates multiple potentially productive formations, including the Pettit, Travis Peak and Cotton Valley.

            In 2001, GMX successfully drilled and completed ten wells on its East Texas property. Most of these were dual completions, each well having two or more separate producing reservoirs in either the Pettit, Travis Peak or Cotton Valley geological formations from 6,000 to 10,000 feet deep. The dual completions have the same effect as drilling 20 separate single zone wells. We did not drill any wells in 2002 or 2003 due to a lack of financial resources. Annual production volumes of oil and natural gas net to the Company's interest for 2003 was 1,005 Mmcfe compared with production in 2002 of 1,858 Mmcfe, a year-over-year decrease of 46%.

            For 2004, GMX initially plans to participate in ten wells in East Texas during 2004 and recomplete seven wells, subject to availability of capital resources. The pace of future development of this property will depend on the pace of PVOG's activity under our joint participation agreement described below, availability of capital, future drilling results, the general economic conditions of the energy industry and, on the price the Company receives for the natural gas and crude oil produced. There is a potential for up to 400 locations of Cotton Valley wells in our East Texas acreage assuming an ultimate well density of two wells in each 80 acre tract.

            On December 29, 2003, we executed a definitive participation agreement with PVOG for the joint development of our Cotton Valley, Travis Peak and Pettit prospects located in East Texas. This agreement designates agreed geographic areas which surround and encompass distinct portions of our acreage positions in East Texas defined as "Phases." PVOG began drilling on February 11, 2004 in "Phase I," which includes approximately 5,082 net acres comprising a portion of our proved undeveloped acreage. GMX will have a 20% carried interest in the first five (5) wells drilled in Phase I and will have a right to participate for 30% of additional Phase I wells. Phase II, which includes approximately 5,670 net acres of our acreage, may commence after completion of Phase I, five (5) carried wells and no earlier than January 1, 2005 and no later than July 1, 2005. In Phase II, GMX will have a 20% carried interest in the first four (4) wells and will have a right to participate for 50% of additional drilling in Phase II. GMX received approximately $950,000 in acreage and drilling location cost reimbursement which was applied to reduce current liabilities.

            The PVOG agreement also designates areas of mutual interest ("AMIs") in which GMX and Penn Virginia agree that they will have rights to jointly acquire acreage. The Phase I AMI consists of 20,500acres in which GMX and PVOG have agreed to share future acreage acquisitions on a 70% PVOG/30% GMX basis. The Phase II AMI consists of 22,400acres and a 50% PVOG/50% GMX sharing ratio. The Phase III AMI consists of 15,360 acres and is an area surrounding GMX's existing wells. GMX has granted to PVOG a right of first refusal on any sale of acreage in Phase III and PVOG is restricted from acquiring acreage in Phase III until one year after termination of the participation agreement, unless GMX no longer owns acreage in Phase III.

            PVOG has publicly annouced plans to drill eight wells in 2004 on the Phase I acreage.

            At December 31, 2003, Sproule Associates, Inc., our independent reserve engineering firm, assigned a total of 10.6 Bcfe of proved reserves to the completed East Texas wells, 10.1 Bcfe to our proved developed non-producing wells, and 30.5 Bcfe of proved undeveloped reserves to our 51 proved undeveloped locations in East Texas.

NORTHWESTERN LOUISIANA

            The Louisiana properties are located in Clairborne, Caddo, Catahoula and Webster parishes with production from the Cotton Valley, Hosston and Rodessa formations. We have six gross (2.4 net) producing wells, three of which we operate. Production is predominately oil. Louisiana proved reserves are .5 Bcfe and represent approximately 1% of proved reserves as of December 31, 2003. Average daily production net to our interest for 2003 was 3 Bbls of oil and 22 Mcf of gas. We are in the process of evaluation of additional behind pipe and undeveloped reserves in the region. The wells are producing around a piercement saltdome which has produced numerous structural traps for oil.

SOUTHEAST NEW MEXICO

            Our Southeast New Mexico properties are located in Lea and Roosevelt counties and consist of approximately 2,077 gross (1,821 net) acres. The acreage lies on the northwestern edge of the Midland Basin, defined as the Tatum Basin. Existing production is from three zones--the Bough C, Abo and San Andreas--at depths ranging from 9,500 to 10,000 feet. Proved reserves in Southeast New Mexico are 1.3 Bcfc and represent 2% of our total proved reserves as of December 31, 2003. Average daily production net to our interests for 2003 from our 7 gross (5.6 net) producing wells in this area was 53 Mcf of gas and 24 Bbls of oil.

            Third party drilling activity in the vicinity of our properties also suggests that deeper exploration may be warranted to the Atoka, Morrow and Devonian formations and we are considering 3D seismic evaluations of these formations.

RESERVES

            As of December 31, 2003, Sproule Associates Inc. estimates our proved reserves are 53 Bcfe. An estimated 22 Bcfe is expected to be produced from existing wells and another 31 Bcfe or 59% of the proved reserves, is classified as proved undeveloped. All of our proved undeveloped reserves are on locations which are adjacent to wells productive in the same formations. As of December 31, 2003, we had interests in 59 producing wells, 47 of which we operate.

            The following table shows the estimated net quantities of our proved reserves as of the dates indicated and the Estimated Future Net Revenues and Present Values attributable to total proved reserves at such dates.


                                                  YEARS ENDED DECEMBER 31,

                                                2001        2002        2003
                                                ----        ----        ----
PROVED DEVELOPED:
Gas (MMcf)                                     21,932      16,501      18,277
Oil (MBbls)                                     1,018         604         568
                        Total (MMcfe)          28,040      20,125      21,685

PROVED UNDEVELOPED:
Gas (MMcf)                                     46,679      40,181      26,752
Oil (MBbls)                                     2,844       1,060         755
                        Total (MMcfe)          63,740      46,541      31,282

TOTAL PROVED:
Gas (MMcf)                                     68,611      56,683      45,029
Oil (MBbls)                                     3,862       1,663       1,323
                        Total (MMcfe)          91,781      66,663      52,967

ESTIMATED FUTURE NET REVENUES (1)($000S)     $155,678    $186,336    $178,348

PRESENT VALUE(1)($000S)                      $ 70,952    $ 80,614    $ 71,192

-------------------
(1) The prices used in calculating Estimated Future Net Revenues and the Present Value are determined using prices as of period end. Estimated Future Net Revenues and the Present Value give no effect to federal or state income taxes attributable to estimated future net revenues. The standardized measure of discounted future net cash flows as of 2001, 2002 and 2003 was $48,524,000, $54,312,000, and $47,975,000respectively.

            There was a significant decrease in proved reserves from December 31, 2002 to December 31, 2003. We produced 1.1 Bcfe which was not replaced due to absence of drilling in 2003. In addition, our proved reserve estimates at December 31, 2003 were revised downward by 13.7 Bcfe compared to December 31, 2002 primarily as a result of a participation agreement with PVOG in December, 2003, under which PVOG acquired certain rights in our East Texas properties.

            The quantity and value of our proved undeveloped reserves is dependent upon our ability to fund the associated development costs which were a total of an estimated $44.5 million as of December 31, 2003, of which $7.2 million is scheduled in the reserve report to be expended in 2004. We do not currently have the resources to fund these development costs and, accordingly, there is substantial uncertainty about our ability to develop these proved undeveloped reserves in the time frame estimated in the reserve report. If we enter into additional joint ventures or other arrangements to fund some or all of the development costs, our interests in the reserves would likely be reduced, as they were in connection with the PVOG participation agreement. Accordingly, there is no assurance we will be able to realize the value of our estimated proved undeveloped reserves.

            Estimates of the quantity and value of our proved undeveloped reserves is also dependent upon the amount of interest that we expect to own in these reserves. In connection with the PVOG participation agreement executed in December of 2003, PVOG's rights in Phase II of the agreement are contingent upon PVOG's successful completion of Phase I. Our year end reserve estimates assumes that PVOG will earn its rights in the Phase II acreage for a limited number of Phase II wells. Our reserve estimates would be increased if PVOG does not earn rights in Phase II and would be decreased if PVOG fully participates in the Phase II potential drilling.

            The Estimated Future Net Revenues and Present Value are highly sensitive to commodity price changes and commodity prices have recently been highly volatile. The prices used to calculate Estimated Future Net Revenues and Present Value of our proved reserves as of December 31, 2003 were $32.52 per barrel for oil and $6.189 per Mmbtu for gas, adjusted for quality, contractual agreements, regional price variations and transportation and marketing fees. These period end prices are not necessarily the prices we expect to receive for our production but are required to be used for disclosure purposes by the SEC. We estimate that if all other factors (including the estimated quantities of economically recoverable reserves) were held constant, a $1.00 per Bbl change in oil prices and a $.10 per Mcf change in gas prices from those used in calculating the Present Value would change such Present Value by $500,000 and $1,000,000 , respectively, as of December 31, 2003.

            Sproule Associates, Inc., our independent reserve engineers, prepared the estimates of proved reserves as of December 31, 2003, 2002 and 2001.

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

                                           YEAR ENDED DECEMBER 31,
                                ---------------------------------------------
                                     2001            2002             2003
PROPERTY ACQUISITION COSTS:
            Proved              $  2,382,548    $    120,157    $      57,565
            Unproved               2,488,614          84,672            5,212
DEVELOPMENT COSTS                 19,270,480       2,812,876          173,840
                                ------------    ------------    -------------
            Total               $ 24,141,642    $  3,017,705    $     236,617
                                ============    ============    =============

            We drilled or participated in the drilling of wells as set out in the table below for the periods indicated. The table was completed based upon the date drilling commenced. We did not acquire any wells or conduct any exploratory drilling during these periods. You should not consider the results of prior acquisition and drilling activities as necessarily indicative of future performance, nor should you assume that there is necessarily any correlation between the number of productive wells acquired or drilled and the oil and gas reserves generated by those wells.


                                            YEAR ENDED DECEMBER 31,
                                 ---------------------------------------------
                                      2001            2002            2003
                                 ------------    ------------    ------------
DEVELOPMENT WELLS:               Gross    Net    Gross    Net    Gross    Net

            Gas                    10      10      --     --       --     --
            Oil                     1      .5      --     --       --     --
            Dry                    --     --       --     --       --     --
                                 ----    ----     ----   ----     ----   ----
                        Total      11    10.5      --     --       --     --
                                 ====    ====     ====   ====     ====   ====

            The following table shows our developed and undeveloped oil and gas lease and mineral acreage as of December 31, 2003. Excluded is acreage in which our interest is limited to royalty, overriding royalty and other similar interests.


                                         DEVELOPED               UNDEVELOPED
                                   --------------------      -------------------
LOCATION                            GROSS         NET         GROSS        NET
                                   -------      -------      -------     -------
East Texas and Louisiana            13,045       12,450        6,818       5,163
Southeast New Mexico                 1,760        1,504          317         317
                                   -------      -------      -------     -------
            Total                   14,805       13,954        7,135       5,480
                                   =======      =======      =======     =======

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

PRODUCTIVE WELL SUMMARY

            The following table shows our ownership in productive wells as of December 31, 2003 Gross oil and gas wells include one well with multiple completions. Wells with multiple completions are counted only once for purposes of the following table.

                                          PRODUCTIVE WELLS
                                          ----------------
               TYPE OF WELL               GROSS       NET
               ------------               -----       ---
               Gas                          34       27.9
               Oil                          21       13.8
                                          -----     ------
                           Total            55       41.7
                                          =====     ======

ITEM 3. LEGAL PROCEEDINGS

            None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The annual meeting of shareholders was held on December 15, 2003, and the four incumbent directors were elected for the ensuing year with the following votes.

                                                                    WITHHELD
                   NAME                          VOTES FOR          AUTHORITY
                   ----                          ---------          ---------

            Ken L. Kenworthy, Jr.                6,365,873           48,309
            Ken L. Kenworthy, Sr.                6,365,873           48,309
            T. J. Boismier                       6,365,873           48,309
            Steven Craig                         6,365,873           48,309

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK INFORMATION

            The high and low bid prices for our Common Stock and Class A Warrants as listed on the NASDAQ National Market as applicable during the periods described below were as follows:

                                                           HIGH          LOW
                                                           ----          ---
            JANUARY 1, 2002 TO MARCH 31, 2002
            ---------------------------------
            Common Stock                                 $ 4.65        $ 2.40
            Class A warrants                               1.85          0.60

            APRIL 1, 2002 TO JUNE 30, 2002
            ------------------------------
            Common Stock                                 $ 3.80        $ 2.06
            Class A warrants                               0.76          0.32

            JULY 1, 2002 TO SEPTEMBER 30, 2002
            ----------------------------------
            Common Stock                                 $ 2.60        $ 1.50
            Class A warrants                               0.32          0.04

            OCTOBER 1, 2002 TO DECEMBER 31, 2002
            ------------------------------------
            Common Stock                                 $ 2.45        $ 0.89
            Class A warrants                               0.22          0.01

            JANUARY 1, 2003 TO MARCH 31, 2003
            ---------------------------------
            Common Stock                                 $ 1.96        $ 1.06
            Class A Warrants                               0.50          0.05

            APRIL 1, 2003 TO JUNE 30, 2003
            ------------------------------
            Common Stock                                 $ 2.14        $ 0.63
            Class A Warrants                               0.49          0.04

            JULY 1, 2003 TO SEPTEMBER 30, 2003
            ----------------------------------
            Common Stock                                 $ 2.23        $ 1.33
            Class A Warrants                               0.19          0.09

            OCTOBER 1, 2003 TO DECEMBER 31, 2003
            ------------------------------------
            Common Stock                                 $ 4.50        $ 1.30
            Class A Warrants                               0.72          0.09


These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

            As of March 15, 2004, there were 33 record owners of our Common Stock and approximately 1,660 beneficial owners.

            Each Class A warrant entitles the holder to purchase one share of common stock for $12.00 per share until the warrants expire on February 12, 2006. We previously had outstanding Class B warrants but these expired by their own terms on February 12, 2003 and have not been extended.

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

RECENT SALES OF UNREGISTERED SECURITIES

            None during the fourth quarter of 2004.

PURCHASES OF EQUITY SECURITIES BY THE SMALL BUSINESS ISSUER

            None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SELECTED FINANCIAL DATA

            The following table presents a summary of our financial information for the periods indicated. It should be read in conjunction with our consolidated financial statements and related notes (beginning on page F-1 at the end of this report) and the discussion below.


                                                                                    YEARS ENDED DECEMBER 31,
                                                                          --------------------------------------------
                                                                              2001            2002            2003
                                                                          ------------    ------------    ------------
STATEMENT OF OPERATIONS DATA:
Oil and gas sales                                                         $  5,898,003    $  5,970,792    $  5,367,370
Interest and other income                                                      554,296          17,550          21,424
                                                                          ------------    ------------    ------------
                        Total revenues                                       6,452,299       5,988,342       5,388,794
                                                                          ------------    ------------    ------------
Lease operations                                                             1,604,559       1,324,481         827,513
Production and severance taxes                                                 338,637         382,826         384,069
General and administrative                                                   1,855,736       2,577,388       1,578,865
Depreciation, depletion and amortization                                     1,026,498       1,901,976       1,549,678
Accretion expense on asset retirement obligations                                 --              --            22,521
Interest                                                                       359,118         510,472         439,313
                                                                          ------------    ------------    ------------
                        Total expenses                                    $  5,184,548    $  6,697,142    $  4,801,959
                                                                          ------------    ------------    ------------
Income (loss) before income taxes                                            1,267,751        (708,800)        586,835
Income tax expense (benefit)                                                   211,000        (263,000)           --
                                                                          ------------    ------------    ------------
Net income before cumulative effect of a change in accounting principle   $  1,056,751    $   (445,800)   $    586,835
                                                                          ============    ============    ============

Cumulative effect of a change in accounting principle                     $       --      $       --      $    (51,834)
                                                                          ============    ============    ============

Net income (loss) applicable to common shares                             $  1,056,751    $   (445,800)   $    535,001
                                                                          ============    ============    ============

Net income (loss) per share - before cumulative effect                    $        .21    $       (.07)   $        .09
                                                                          ============    ============    ============

Cumulative effect                                                         $       --      $       --      $        .01
                                                                          ============    ============    ============

Net income (loss) per share - basic and diluted                           $        .20    $       (.07)   $        .08
                                                                          ============    ============    ============

Weighted average common shares - basic                                       5,148,493       6,550,000       6,560,000
                                                                          ============    ============    ============

Weighted average common shares - diluted                                     5,179,693       6,550,000       6,560,000
                                                                          ============    ============    ============
STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in) operating activities                       $  8,016,600    $ (2,547,639)   $  1,014,290
Net cash provided by (used in) investing activities                        (26,700,785)      1,267,831         464,315
Net cash provided by (used in) financing activities                         18,657,867       1,820,000      (1,385,000)

BALANCE SHEET DATA (AT END OF PERIOD):
Oil and gas properties, net                                               $ 32,148,615    $ 29,359,309    $ 27,660,317
Total assets                                                                36,719,674      33,319,432      31,501,206
Long-term debt, including current portion                                    6,280,000       8,100,000       6,690,000
Shareholders' equity                                                        22,474,563      21,607,463      22,618,565


SUMMARY OPERATING AND RESERVE DATA

            The following table presents an unaudited summary of certain operating and oil and gas reserve data for the periods indicated.

                                                                                  YEARS ENDED DECEMBER 31,
                                                                         ----------------------------------------
                                                                            2001           2002           2003
                                                                         ----------     ----------     ----------
PRODUCTION:
Oil production (MBbls)                                                           81             70             35
Natural gas production (MMcf)                                                 1,294          1,639            917
Equivalent production (MMcfe)                                                 1,778          2,059          1,124

AVERAGE SALES PRICE:
Oil price (per Bbl)                                                      $     24.86(1) $    23.48(1)  $     30.41
Natural gas price (per Mcf)                                                    3.01(1)        3.03(1)        4.73(1)
                                                                         ----------     ----------     ----------

AVERAGE SALES PRICE (PER MCFE)                                           $     3.33     $     3.22     $     4.79

OPERATING AND OVERHEAD COSTS (PER MCFE):
Lease operating expenses                                                 $      .90     $      .64     $      .74
Production and severance taxes                                                  .19            .19            .34
General and administrative                                                     1.05           1.25           1.40
                                                                         ----------     ----------     ----------
            Total                                                        $     2.14     $     2.08     $     2.48
                                                                         ----------     ----------     ----------

OPERATING MARGIN (PER MCFE)                                              $     1.19     $     1.14     $     2.31

OTHER (PER MCFE):
Depreciation, depletion and amortization - oil and gas production        $      .58     $      .92     $     1.08

ESTIMATED NET PROVED RESERVES (AS OF THE RESPECTIVE PERIOD-END):
Natural gas (Bcf)                                                              68.6           56.7           45.0
Oil (MMbls)                                                                     3.9            1.7            1.3
Total (Bcfe)                                                                   91.8           66.7           53.0
Estimated Future Net Revenues ($MM)(2)(3)                                $    155.7     $    486.3     $    178.3
Present Value ($MM)(2)(3)                                                $     71.0     $     80.6     $     71.2
Standardized measure of discounted future net cash flows ($mm)(4)        $     48.5     $     54.3     $     48.0

---------------------
(1) Net of results of (i) hedging activities which increased the average oil price in 2001 by $.95 per Bbl and (ii) gas hedging activities which reduced the average gas price in 2001 by $.14 per Mcf and $.40 per Mcf in 2002, and $.48 per Mcf in 2003.

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

CRITICAL ACCOUNTING POLICIES

            The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. When alternatives exist among various accounting methods, the choice of accounting method can have a significant impact on reported amounts. The following is a discussion of the Company's accounting estimates and judgments which management believes are most significant in its application of generally accepted accounting principles used in the preparation of the consolidated financial statements.

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

            The Company's asset retirement obligations ("ARO") consist primarily of estimated costs of dismantlement, removal, site reclamation and similar activities associated with its oil and gas properties. Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," requires that the discounted fair value of a liability for an ARO be recognized in the period in which it is incurred with the associated asset retirement cost capitalized as part of the carrying cost of the oil and gas asset. The recognition of an ARO requires that management make numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO; estimated probabilities, amounts and timing of settlements; the credit-adjusted risk-free rate to be used; inflation rates; and future advances in technology. In periods subsequent to initial measurement of the ARO, the Company must recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Increases in the ARO liability due to passage of time impact net income as accretion expense. The related capitalized cost, including revisions thereto, is charged to expense through DD&A. At December 31, 2003, the Company's balance sheet included a liability for ARO of $304,000.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

            OIL AND GAS SALES. Oil and gas sales in the year ended December 31, 2003 decreased 10% to $5,367,370 compared to the year ended December 31, 2002, due to decreased production. The average price per barrel of oil and mcf of gas received in 2003 was $30.41 and $4.73, respectively, compared to $23.45 and $3.03 in the year of 2002. During 2003, the Company hedged 180,000 Mcf of gas through price swap agreements with a fixed price of $2.664 per Mcf. The price swap agreements reduced sales by $438,400. Oil production for 2003 decreased compared to 2002. Gas production decreased to 916 MMcf compared to 1,639 MMcf for the year of 2002, a decrease of 44%. Decreased production and revenues in 2003 resulted from higher decline rates, production down time and a lack of funds to workover wells.

            LEASE OPERATIONS. Lease operations expense decreased $496,968 in 2003 to $827,413, a 38% decrease compared to 2002. Decreased expenses resulted from the sale of Kansas properties and a lack of funds to make material workovers to our wells. Lease operations expense on an equivalent unit of production basis was $.74 per Mcfe in 2003 compared to $.64 per Mcfe for 2002, primarily from the decreased production coupled with fixed costs.

            PRODUCTION AND SEVERANCE TAXES. Production and severance taxes increased 3% to $384,069 in 2003 compared to $382,826 in 2002. Production and severance taxes are assessed on the value of the oil and gas produced prior to the effect of price swap agreements. As a result, the increase resulted primarily from the increase in oil and gas sales prices mitigated by the decrease in production.

            DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense decreased $329,777 to $1,572,199 in 2003, down 17% from 2002. This decrease is due primarily to a decrease in production for 2003. The oil and gas depreciation, depletion and amortization rate per equivalent unit of production was $1.08 per Mcfe in 2003 compared to $0.92 per Mcfe in 2002.

            INTEREST. Interest expense for the year 2003 was $439,313 compared to $510,472 for the year of 2002. This decrease is primarily attributable to lower debt balances outstanding during 2003.

            GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense for 2003 was $1,578,865 compared to $2,577,358 for 2002, a decrease of 39%. This decrease of $998,523 was the result of a decrease in salaries and payroll expenses of $741,000 and a decrease in legal and professional fees primarily in connection with the Nabors Drilling lawsuit. The salary decrease was a result of a decrease in administrative personnel. General and administrative expense per equivalent unit of production was $1.40 per Mcfe for the 2003 period compared to $1.25 per Mcfe for the comparable period in 2002. We expect that 2004 general and administrative expense will increase compared to 2003 as a result of increases in our overall levl of activity.

            INCOME TAXES. Income tax for year of 2003 was $-0- as compared to a benefit of $263,000 in 2002. During 2002, we established a valuation allowance for our deferred tax asset. During 2003, we reversed the valuation allowance to the extent of our 2003 income.

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

            In 2001, we raised $19.8 million in public offerings of common stock and warrants. By December 31, 2001, these proceeds had been fully used, primarily for development drilling. As a result of uncertainties relating to pending litigation with a former drilling contractor, we were unable to obtain additional advances to drill or for other purposes and were in default under the terms of our credit facility from time to time from year end 2001 until August 2003. Due to these liquidity considerations there existed uncertainties about our ability to continue operating as a going concern at year end 2001 and 2002. We did not engage in any development activity in 2002 or 2003 due to a lack of financial resources.

CASH FLOW--YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

            In 2003 we had a positive cash flow from operating activities of $1,014,290 as a result of increased oil and gas prices during 2003. Our cash flow from operating activities in 2002 was a deficit of $2,547,639 primarily due to a reduction in net income and decreases in accounts payable of $4,454,155. We received a net $464,315 in cash from investing activities in 2003 compared to 2002 amounts of $1,267,851. The cash inflow in 2003 was primarily from the year end agreement with PVOG. The cash inflow in 2002 from investing activities primarily resulted from sale of our Kansas properties for $4,245,163 which more than offset additions to oil and gas properties of $3,014,288.

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

CREDIT FACILITY

            On October 31, 2000, we entered into a secured credit facility provided by Local Oklahoma Bank, N.A. The credit facility provided for a line of credit of up to $15 million (the "Commitment"), subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves which is reduced monthly to account for production ("Borrowing Base"). The amount of credit available to us at any one time under this credit facility is the lesser of the Borrowing Base or the amount of the Commitment. The amount of this Borrowing Base has been adjusted from time to time, most recently as of April 6, 2004 to $6,170,000.

            The credit facility has been amended on several occasions to waive non-payment default or to extend the maturity. The credit facility matured in May 2003 and we remained in default under the facility until August 2003 when the credit facility was amended to extend the maturity date of the promissory note from May 1, 2003 to new maturity date of March 1, 2004. On March 15, 2004, the bank approved an extension of the existing credit facility with the following amended terms: New maturity date of September 1, 2004, Borrowing Base of $6,310,000, monthly commitment reduction of $90,000 and all other terms in the existing credit agreement to remain unchanged. See "Liquidity and Financing Considerations" for additional information about a possible extension of maturity to September 1, 2005.

            As of December 31, 2003, we had $6,690,000 outstanding under the facility. As of March 1, 2004, we had $6,260,000 outstanding.

            Borrowings under the credit facility bear interest at the prime rate plus 1%. The credit facility requires payment of an annual facility fee equal to 1 /2 % on the unused amount of the Borrowing Base. We are obligated to make principal payments if the amount outstanding would exceed the Borrowing Base. Borrowings under the credit agreement are secured by substantially all of our oil and gas properties. The credit facility contains various affirmative and restrictive covenants. The material covenants, which must be satisfied unless the lender otherwise agrees:

     o Require us to maintain an adjusted current ratio as defined in the credit facility of 1 to 1.

     o Require us to maintain a monthly debt service coverage ratio of at least 1.0 to 1. The debt service coverage ratio is defined in the credit facility generally as net income plus depreciation, depletion and amortization plus interest expense divided by monthly principal reduction requirements plus interest.

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

SUBORDINATED NOTES

            In January 2004, we raised $1 million from the sale of 11% senior subordinated notes due January 31, 2007 and five-year detachable warrants to purchase 175,000 shares of common stock for $1.50 per share. The price of our common shares as of that date was $4.01. For accounting purposes, the fair value of the in-the-money warrants will increase the effective interest rate over the term of the notes. In connection with this transaction, the lender under our bank credit facility agreed to our incurrence of additional debt and entered into an intercreditor and subordination agreement with the noteholders pursuant to which the noteholders subordinated their rights to payment to the rights of the bank under the credit facility. Principal reductions of $100,000 per year on the subordinated notes are permitted in 2005 and 2006 subject to certain conditions being met under the terms of the credit facility agreements.

            The Company is obligated to register the warrants and underlying shares of common stock under the Securities Act of 1933 on or before June 30, 2004 in order to permit the holders to sell the warrants and underlying shares without restrictions. If the Company fails to effect or maintain such registration, it is obligated to issue additional warrants at the rate of 10,000 warrants per month such failure exists.


COMMON STOCK PRIVATE PLACEMENT

            In addition, on April 5, 2004, the Company closed a private placement of 200,000 shares of common stock for $1,000,000 with an investor. Proceeds of the transaction will be used for general corporate purposes. We are also actively pursuing other sources of external financing through private equity offerings and expect that additional placements may occur.


WORKING CAPITAL

            At December 31, 2003, we had a working capital deficit of $994,052. Excluding our bank debt, our working capital as of December 31, 2003 would have been $101,948. Total debt outstanding at December 31, 2003 was $6.69 million, representing 23% of our total capitalization. See liquidity below for 2004 issuances of subordinated debt and equity. As discussed above, subsequent to December 31, 2003, we raised $1 million in subordinated debt and raised $1 million from a sale of common stock.

COMMITMENTS AND CAPITAL EXPENDITURES

            The following table reflects the Company's contractual obligations as of December 31, 2003.

                               Payments Due by Period (In Thousands)
                      ----------------------------------------------------------
                                                                           More
    Contractual                     Less than                              than
    Obligations          Total       1 year      1-3 years   3-5 years   5 years
    -----------          -----       ------      ---------   ---------   -------

Long-term debt......  $6,690,000   $1,060,000   $5,630,000     ---         ---
Operating leases....     382,311      162,129     $220,182     ---         ---
Total...............  $7,072,311   $1,222,129   $5,880,182     ---         ---


            Other than obligations under our credit facility and the subordinated notes, our commitments for capital expenditures relate to development of oil and gas properties. We have not entered into drilling or development commitments until such time as a source of funding for such commitments is known to be available, either through financing proceeds, joint venture arrangements, internal cash flow, additional funding under our bank credit facility or working capital.

LIQUIDITY AND FINANCING CONSIDERATIONS

            As a result of the participation agreement with PVOG, the January 2004 private placement of notes and warrants and our April 2004 private placement of common stock, our liquidity has substantially improved. Under our participation agreement with PVOG, we have a carried interest in the first five wells in Phase I and an option, but not an obligation to participate in any remaining Phase I wells for a 30% interest. As a result, we have reduced our costs and ownership relating to development of these wells. On April 14, 2004, our bank lender made a commitment to extend the maturity of our current credit facility to September 1, 2005, if we use the $1 million common stock placement proceeds to prepay our 11% subordinated notes on or before May 14, 2004. We may accept this proposal, but in the meantime are also actively evaluating several proposals from other lenders to refinance our existing bank debt to maximize our flexibility. In addition to refinancing our bank debt, we are continuing to pursue alternatives to find other sources of capital including additional development arrangements and private sources of equity or other debt financing. There can be no assurance that we would be able to enter into any of these financial arrangements. Until such sources become available, we have only limited resources for property development and drilling, but we expect to have sufficient cash flow, assuming a favorable oil and gas price environment, to meet current obligations.

PRICE RISK MANAGEMENT

            We have entered into, and expect to periodically enter into, financial price risk management activities with respect to a portion of projected oil and gas production through financial price swaps whereby we receive a fixed price for our production and pay a variable market price to the contract counterparty. These activities are intended to reduce our exposure to oil and gas price fluctuations. We may enter into these instruments when we believe forward market conditions are relatively favorable, but we do not expect to manage at any time more than 75% of our total production. The gains and losses realized as a result of these activities are substantially offset in the cash market when the commodity is delivered. During 2002, we entered into price swap agreements for 50,000 and 40,000 MMBtu of natural gas per month at a fixed price of $2.66 and $2.67 per MMBtu, respectively. These arrangements managed approximately 52% of our estimated monthly gas production based on our December 31, 2001 reserve report. This hedge reduced our average realized gas price in 2002 from $3.43 to $3.03 per Mcf. This same hedge affected January and February of 2003, by reducing our average realized gas price for 2003 from $5.69 to $5.21 per Mcf.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

            In June 2001, FASB Statement No. 143, Accounting for Asset Retirement Obligations, was issued. Statement 143 required the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also recorded a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt Statement 143 on January 1, 2003 and recognized, as the fair value of the asset retirement obligations $281,516. Due to the adoption of Statement 143, the Company recognized a charge for this cumulative effect of change in accounting principle of $51,834.

            In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company anticipates that this standard will not have an impact on the Company's financial statements because it does not own any interests in variable interest entities.

            SFAS Statement of 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, ("SFAS 150") was issued in May, 2003. SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 also includes required disclosures for financial instruments within its scope. SFAS 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily financial instruments, FSAS 150 will be effective on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of SFAS 150.

            During 2003, a reporting issue arose regarding the application of certain provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights associated with extracting crude oil and natural gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. The EITF has added the treatment of oil and gas mineral rights to an upcoming agenda, which may result in a change in how GMX classifies these assets. Historically, the Company has included the costs of mineral rights associated with extracting crude oil and natural gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights associated with extracting crude oil and natural gas as a separate intangible assets line item on the balance sheet, net of amortization, the Company most likely would be required to reclassify certain amounts out of oil and gas properties and into a separate intangible assets line item. The Company's cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with existing full cost accounting rules.

            If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights associated with extracting crude oil and natural gas as a separate intangible assets line item on the balance sheet, the Company believes that the amount of costs that may be required to be reclassified would be less than $500,000. The Company does not believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on compliance with covenants under the Company's debt agreements.

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

RISK FACTORS RELATED TO GMX

THERE ARE SUBSTANTIAL UNCERTAINTIES ABOUT OUR CURRENT FINANCIAL CONDITION WHICH CURTAIL OUR ABILITY TO CONDUCT FURTHER DRILLING.

            As discussed above, our bank debt matures on September 1, 2004, but our bank has offered to extend the maturity to September 1, 2005, subject to certain conditions We are actively seeking proposals from other lenders to refinance our existing bank debt to maximize our financial flexibility. In addition, we are dependent on the availability of additional financial resources to pursue further drilling without additional financing and, accordingly, we may not be able to fully realize the value of our proved undeveloped reserves. Until these uncertainties are resolved, our ability to implement our business plan will continue to be materially adversely affected and our financial condition may be impaired.

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

WE HAVE LIMITED OPERATING HISTORY.

            We were organized in 1998 and have been in operation for less than seven years. Our limited operating history may not be indicative of our future prospects. We face all of the risks inherent in a new business, including:

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

OUR CREDIT HISTORY MAY IMPAIR OUR ABILITY TO OBTAIN NECESSARY SERVICES.

            As a result of our problems in 2002 and 2003 in satisfying past due accounts payable, we may have difficulty in securing trade credit with contractors and others we need to engage to perform services on existing wells or in connection with new drilling even if we have capital available for such purpose.

ESTIMATES OF OUR RESERVES AND ASSOCIATED FUTURE NET CASH FLOWS ARE DEPENDENT UPON CERTAIN OWNERSHIP ASSUMPTIONS WHICH MAY NOT OCCUR AS ANTICIPATED.

            The estimates of the quantities of our proved undeveloped reserves and the estimated future net revenues from such reserves is based on certain assumptions about our ownership in the underlying properties. As a result of the PVOG participation agreement entered into in December 2003, our ownership interest in proved undeveloped reserves in the Phase I acreage has been reduced to reflect PVOG's new ownership position. Our ownership position in wells in Phase II will be reduced as well if PVOG successfully completes Phase I and our current reserve estimates assume that Penn Virginia will complete Phase I and a limited amount of Phase II. Our reserve estimates will be increased if Penn Virginia does not complete Phase I and will be decreased if Penn Virginia fully completes Phase II.

RISKS RELATED TO THE OIL AND GAS INDUSTRY

A SUBSTANTIAL DECREASE IN OIL AND NATURAL GAS PRICES WOULD HAVE A MATERIAL IMPACT ON US.

            Our future financial condition and results of operations are dependent upon the prices we receive for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future. This price volatility also affects our common stock price. In 2002, we received gas and oil prices at the wellhead ranging from $1.23 to $4.68 per Mcf and $15.78 to $29.16 per Bbl. In 2003, we received gas and oil prices ranging from $4.01 to $8.33 per Mcf and $25.72 to $35.08 per Bbl. We cannot predict oil and natural gas prices and prices may decline in the future. The following factors have an influence on oil and natural gas prices:

               o relatively minor changes in the supply of and demand for oil and natural gas;

               o    storage availability;

               o    weather conditions;

               o    market uncertainty;

               o    domestic and foreign governmental regulations;

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

WE MAY ENCOUNTER DIFFICULTY IN OBTAINING EQUIPMENT AND SERVICES.

            Higher oil and gas prices and increased oil and gas drilling activity, such as those we experienced in 2003, generally stimulate increased demand and result in increased prices and unavailability for drilling rigs, crews, associated supplies, equipment and services. While we are currently experiencing no difficulty obtaining drilling rigs, crews, associated supplies, equipment and services because of a recent decrease in prices and in activity, such difficulty could occur in the future. These shortages could also result in increased costs, delays in timing of anticipated development or cause interests in oil and gas leases to lapse. We cannot be certain that we will be able to implement our drilling plans or at costs that will be as estimated or acceptable to us.

ESTIMATING OUR RESERVES AND FUTURE NET CASH FLOWS IS DIFFICULT TO DO WITH ANY CERTAINTY.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

            The Company's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-14(c)) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

            The directors and executive officers of the Company are as follows:

Name                      Age    Position Currently Held
--------------------------------------------------------------------------------
Ken L. Kenworthy, Jr.     47     President, Chief Executive Officer and Director
Ken L. Kenworthy, Sr.     68     Executive Vice President, Secretary, Treasurer,
                                 Chief Financial Officer and Director
T. J. Boismier            69     Director
Steven Craig              47     Director
Kyle Kenworthy            42     Vice President - Land

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

            Ken Kenworthy, Sr. is the father of Ken Kenworthy, Jr. and Kyle Kenworthy.

SIGNIFICANT EMPLOYEES

            Keith Leffel, age 54, has been employed as our natural gas marketer and pipeline operations manager since November 2001. Since 1986, Mr. Leffel formed and operated GKL Energy Services Company, a company that assists producers with gas marketing services.

            Rick Hart, Jr. a, petroleum engineer, age 47, was hired in January, 2004 as Operations Manager. He has 24 years of experience in all aspects of operations, including specific expertise in drilling, completion and production in the East Texas reservoirs. He worked with Focus Energy for nine years and had responsibility for 319 producing wells.

CONSULTANT

            In March 2004, the Company engaged Donald Duke to provide engineering, corporate management and business development consulting assistance and advisory services. Mr. Duke is president of Duke Resources Co. LLC, an independent oil and gas production and consulting firm. He has over 32 years of energy industry management and engineering experience having served as senior management positions with TGX Corporation, Hadson Petroleum, Santa Fe Minerals and Andover Oil Company.

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

            Based on a review of the copies of such reports and amendments thereto received by the Company, or written representations that no filings were required, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and 10% shareholders were met during 2003.

AUDIT COMMITTEE MATTERS

            During 2003, the Company had a standing audit committee consisting of Messrs. Boismier and Craig. Neither of these individuals qualify as a "financial expert" as contemplated by the rules of the Securities and Exchange Commission. These individuals were appointed to the Company's audit committee before the adoption of the financial expert rules. The Company is endeavoring to recruit an additional independent board member to satisfy the requirements of the NASDAQ National Market System that the Company have three independent board members on its audit committee and the Company will attempt to recruit a candidate that will also qualify as a "financial expert."

CODE OF ETHICS

            The Company has adopted a Code of Business Conduct and Ethics ("Code") that is applicable to all of its officers, directors and employees, including the Company's principal executive, financial and accounting officers. A copy of the Code is filed as an exhibit to this report.

ITEM 10. EXECUTIVE COMPENSATION

            The following table sets forth information with respect to compensation received by the chief executive officer of GMX and the other executive officers of GMX.

SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION
                                     ------------------------------
                                                       OTHER ANNUAL     ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR   SALARY    BONUS   COMPENSATION   COMPENSATION(1)
---------------------------   ----   ------    -----   ------------   ---------------
Ken L. Kenworthy, Jr.         2001  $171,833  $30,000       --           $5,104
 President and Chief          2002   175,000   30,000       --            8,385
 Executive Officer            2003   157,500      --        --              --

Ken L. Kenworthy, Sr.         2001   171,833   30,000       --            5,104
 Executive Vice President,    2002   175,000   30,000       --            8,385
 Secretary, Treasurer and     2003   157,500      --        --              --
 Chief Financial Officer

Kyle Kenworthy                2001    56,000    5,000       --            4,070
 Vice President--Land         2002    72,000      --        --            5,232
                              2003    72,000    1,000       --            2,599

(1) All Other Compensation includes amounts contributed by GMX for the account of the named individual to GMX'S 401(k) plan and gasoline allowance for Kyle Kenworthy.

            There were no options granted to the named executive officers in 2003. The following table reflects options exercised during 2003 or outstanding at year end for the named executive officers.

      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                           NUMBER OF SECURITIES             VALUE OF
                                          UNDERLYING UNEXERCISED    UNEXERCISED IN-THE-MONEY
                                               OPTIONS AT                  OPTIONS AT
                  SHARES                    DECEMBER 31, 2003         DECEMBER 31, 2003(1)
                 ACQUIRED     VALUE    --------------------------  --------------------------
NAME            ON EXERCISE  REALIZED  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
--------------  -----------  --------  -----------  -------------  -----------  -------------
Kyle Kenworthy      N/A        N/A        12,500        7,500          N/A           N/A

------------------
(1) There was no value of unexercised in-the-money options at December 31, 2003 because the option exercise price exceeded the market price per share of Common Stock on December 31, 2003.

COMPENSATION OF DIRECTORS

            Nonemployee directors, T. J. Boismier and Steven Craig, receive $1,000 for each board and $500 for each committee meeting which they attend. GMX has also granted options to our nonemployee directors. Mr. Boismier received an option on February 12, 2001 to purchase 10,000 shares of common stock at a price of $8.00 per share (the initial public offering price of GMX's units) which will vest at a rate of 25% per year for each year of continued service. Mr. Boismier received an additional option on March 16, 2001 (when GMX's units split into common stock and warrants) to purchase 5,000 shares of common stock at a price of $4.03 per share (the market price of our common stock on the date of grant), also vesting at 25% per year for each year of continued service. Mr. Craig received an option on September 10, 2001 to purchase 10,000 shares of common stock at a price of $5.00 which also will vest at a rate of 25% per year for each year of continued service. No options were granted in 2002 or 2003. On January 12, 2004, Mr. Boismier and Mr. Craig each received options to purchase 10,000 shares of common stock at $3.00 per share vesting at 25% per year of each year of continued service.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT.

            The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 7, 2004, by (i) each person or group of affiliated persons known to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our directors and executive officers as a group.

            As of April 7, 2004, there were 6,775,000 shares of common stock outstanding. Except as otherwise listed below, each named beneficial owner has sole voting and investment power with respect to the shares listed.

                                                NUMBER OF       PERCENT
BENEFICIAL OWNER                                 SHARES         OF TOTAL
----------------                                 ------         --------

Ken L. Kenworthy, Jr. (1) (2)..............      928,185          13.7%
Karen Kenworthy(2)(6)......................      928,157          13.7%
Ken L. Kenworthy, Sr.(2)...................      967,324          14.3%
Newton Family Group(7).....................      900,000          13.3%
T. J. Boismier (3).........................       18,750            *
Steven Craig(4)............................        5,000            *
Kyle Kenworthy(5)..........................       12,500            *
All executive officers and directors
  as a group (5 persons)...................    1,931,759          28.5%
-------------------
*  Less than 1%.

(1) Shares owned by Mr. Kenworthy, Jr. excludes 928,157 shares owned by his wife as to which he disclaims beneficial ownership.

(2)  The business address of Messrs. Kenworthy, Jr. and Kenworthy, Sr. and Karen
     M. Kenworthy is 9400 North Broadway, Oklahoma City, Oklahoma 73114.

(3) Includes 2,500 shares which Mr. Boismier has the right to acquire upon exercise of Class A warrants and 11,250 shares he has the right to acquire on exercise of options exercisable within 60 days.

(4) Includes 5,000 shares which Mr. Craig has the right to acquire on exercise of options exercisable within 60 days.

(5) Includes 12,500 shares which Mr. Kenworthy has the right to acquire on exercise of options exercisable within 60 days.

(6) Shares owned by Karen Kenworthy excludes 928,185 shares owned by her husband Ken L. Kenworthy, Jr., as to which she disclaims beneficial ownership.

(7) This ownership information is based on information provided by the Newton Family Group. The Newton Family Group consists of William C. Newton and Gloria A. Newton, husband and wife, Newton Discretionary Trust, as to which William C. Newton is the sole trustee; and Newton Investment Partners, as to which William C. Newton is the managing partner. William C. Newton and Gloria A. Newton have beneficial ownership of 900,000 shares which includes 775,000 shares beneficially owned by Newton Investment Partners and 100,000 shares that may be acquired upon the exercise of warrants held by Newton Investment Partners. The business address of the Newton Family Group is c/o Notwen Corporation, 660 East Broadway, Jackson Hole, Wyoming 83001.

EQUITY COMPENSATION PLAN INFORMATION

            The following table sets forth information as of December 31, 2003 relating to equity compensation plans.

                                  NUMBER OF SHARES TO BE                                   REMAINING SHARES AVAILABLE FOR
                                 ISSUED UPON EXERCISE OF    WEIGHTED-AVERAGE EXERCISE     FUTURE ISSUANCE UNDER EQUITY
     PLAN CATEGORY                  OUTSTANDING OPTIONS    PRICE OF OUTSTANDING OPTIONS         COMPENSATION PLANS
-----------------------------    -----------------------   ----------------------------   -------------------------------
Equity Compensation Plans
Approved by Shareholders                 138,000                     $3.16                           411,000

Equity Compensation Plans Not
Approved by Shareholders                  75,000                     $1.00                             --

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

            (a) The following documents are filed as part of this report:

            1. Exhibits: For a list of Exhibits, see the Exhibit Index immediately preceding the Exhibits filed with this report.

            (b) The Company filed a report on Form 8-K dated December 20, 2003 reporting under Item 5 execution of a participation agreement with Penn Virginia Oil & Gas Corporation.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The following table sets forth the fees billed by the company's independent auditor, KPMG LLP for each of the last 2 years:

                                                                FEES BILLED
                                                                -----------
                             TYPE                             2002       2003
                             ----                             ----       ----

            Audit fees (excluding audit related fees)        60,000     65,000
            Audit related fees                                 --         --
            Tax fee                                            --         --
            All other fees                                     --         --

            The Audit Committee pre-approves all audit and non-audit services, if any, performed by the independent auditor.There were no audited related tax or other services provided by the independent auditor in 2002 or 2003.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     GMX RESOURCES INC.


Dated: April 14, 2004                By: /s/ Ken L. Kenworthy, Jr.
                                         --------------------------------
                                         Ken L. Kenworthy, Jr., President


            Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signatures                          Title                       Date
       ----------                          -----                       ----

/s/ Ken L. Kenworthy, Jr.          President and Director         April 14, 2004
----------------------------                                      --------------
Ken L. Kenworthy, Jr.


/s/ Ken L. Kenworthy, Sr.          Executive Vice President,      April 14, 2004
----------------------------       Chief Financial Officer        --------------
Ken Kenworthy, Sr.                 and Director


/s/ Steven Craig                   Director                       April 14, 2004
----------------------------                                      --------------
Steven Craig


/s/ T. J. Boismier                 Director                       April 14, 2004
----------------------------                                      --------------
T. J. Boismier

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report ..............................................  F-2

Consolidated Balance Sheets,
   December 31, 2002 and 2003 .............................................  F-3

Consolidated Statements of Operations,
   Years Ended December 31, 2002 and 2003 .................................  F-4

Consolidated Statements of Changes in Shareholders' Equity,
   Years Ended December 31, 2002 and 2003 .................................  F-5

Consolidated Statements of Cash Flows,
   Years Ended December 31, 2002 and 2003 .................................  F-6

Notes to Consolidated Financial Statements ................................  F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
GMX Resources Inc.:

We have audited the accompanying consolidated balance sheets of GMX Resources Inc. and subsidiaries as of December 31, 2002 and 2003 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GMX Resources Inc. and subsidiaries as of December 31, 2002 and 2003 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, GMX Resources Inc. changed its method of accounting for asset retirement obligations in 2003.



                                                                        KPMG LLP


Oklahoma City, Oklahoma
April 6, 2004, except as to Note L which is as of April 14, 2004

                               GMX RESOURCES INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2003

                                                                    ------------      ------------
                                                                        2002              2003
                                                                    ------------      ------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                      $    543,917      $    637,522
     Accounts receivable--interest owners                                 52,576           299,442
     Accounts receivable--oil and gas revenues                           513,898           432,844
     Inventories                                                         236,704           235,004
     Prepaid expenses and other current assets                            11,609            11,608
                                                                    ------------      ------------
              Total current assets                                     1,358,704         1,616,420
                                                                    ------------      ------------

OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST METHOD
OF ACCOUNTING FOR OIL AND GAS PROPERTIES                              32,881,893        32,449,096
     Less accumulated depreciation, depletion, and amortization       (3,522,584)       (4,788,779)
                                                                    ------------      ------------
                                                                      29,359,309        27,660,317
                                                                    ------------      ------------

OTHER PROPERTY AND EQUIPMENT                                           3,200,345         3,200,345
     Less accumulated depreciation                                      (656,572)         (991,889)
                                                                    ------------      ------------
                                                                       2,543,773         2,208,456
                                                                    ------------      ------------
OTHER ASSETS                                                              57,646            16,013
                                                                    ------------      ------------

              TOTAL ASSETS                                          $ 33,319,432      $ 31,501,206
                                                                    ============      ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                               $  2,426,715      $  1,134,500
     Accrued expenses                                                     81,855            64,887
     Accrued interest                                                      6,764            29,703
     Revenue distributions payable                                       407,849           285,382
     Derivative financial instruments                                    421,300                --
     Current portion of long-term debt                                 8,100,000         1,060,000
                                                                    ------------      ------------
              Total current liabilities                               11,444,483         2,610,472

LONG-TERM DEBT, LESS CURRENT PORTION                                          --         5,630,000

OTHER LIABILITIES                                                        267,486           678,169

DEFERRED INCOME TAXES                                                         --                --

SHAREHOLDERS' EQUITY:
     Common stock, par value $.001 per share--authorized
       50,000,000 shares issued and outstanding 6,550,000
       and 6,575,000 shares in 2002 and 2003, respectively                 6,550             6,575
     Additional paid-in capital                                       20,905,197        20,959,973
     Retained earnings                                                 1,117,016         1,652,017
     Other comprehensive income (loss)                                  (421,300)               --
                                                                    ------------      ------------
              Total shareholders' equity                              21,607,463        22,618,565
                                                                    ------------      ------------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 33,319,432      $ 31,501,206
                                                                    ============      ============

See accompanying notes to consolidated financial statements.

                               GMX RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2003

                                                                                 ------------------------------
                                                                                     2002              2003
                                                                                 ------------      ------------
REVENUE
     Oil and gas sales                                                           $  5,970,792      $  5,367,370
     Interest income                                                                    5,169             2,592
     Other income                                                                      12,381            18,832
                                                                                 ------------      ------------
              Total revenue                                                         5,988,342         5,388,794
                                                                                 ------------      ------------

EXPENSES
     Lease operations                                                               1,324,481           827,513
     Accretion expense on asset retirement obligations                                     --            22,521
     Production and severance taxes                                                   382,826           384,069
     Depreciation, depletion and amortization                                       1,901,976         1,549,678
     Interest                                                                         510,472           439,313
     General and administrative                                                     2,577,388         1,578,865
                                                                                 ------------      ------------
              Total expenses                                                        6,697,142         4,801,959
                                                                                 ------------      ------------

              Income (loss) before income taxes                                      (708,800)          586,835

INCOME TAX BENEFIT                                                                   (263,000)               --
                                                                                 ------------      ------------

     Net income before cumulative effect of a change in accounting principle     $   (445,800)     $    586,835
                                                                                 ============      ============

     Cumulative effect of a change in accounting principle                                 --           (51,834)
                                                                                 ============      ============

                                                                                 ============      ============
     Net income (loss)                                                           $   (445,800)     $    535,001
                                                                                 ============      ============

     EARNINGS (LOSS) PER SHARE--Before Cumulative Effect                         $      (0.07)     $       0.09
                                                                                 ============      ============
     EARNINGS (LOSS) PER SHARE - Cumulative Effect                               $         --      $       0.01
                                                                                 ============      ============
     EARNINGS (LOSS) PER SHARE - Basic and Diluted                               $      (0.07)     $       0.08
                                                                                 ============      ============
     WEIGHTED AVERAGE COMMON SHARES - Basic and Diluted                             6,550,000         6,560,000
                                                                                 ============      ============

See accompanying notes to consolidated financial statements.

                               GMX RESOURCES INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                                                         RETAINED      ACCUMULATED
                                                     COMMON STOCK        ADDITIONAL      EARNINGS         OTHER
                                                ---------------------     PAID-IN     (ACCUMULATED)   COMPREHENSIVE      TOTAL
                                                  SHARES      AMOUNT      CAPITAL        DEFICIT)     INCOME (LOSS)      EQUITY
                                                ---------   ---------   -----------   -------------   -------------   -----------
BALANCE AT DECEMBER 31, 2001                    6,550,000   $   6,550   $20,905,197   $   1,562,816              --   $22,474,563

Net income                                                                                 (445,800)             --      (445,800)
Adjustment for derivative losses reclassified
  into oil and gas sales                               --          --            --              --         423,865       423,865
Change in fair value of derivative instruments         --          --            --              --        (845,165)     (845,165)
                                                                                                                      -----------
Total comprehensive loss                               --          --            --              --              --      (867,100)
                                                ---------   ---------   -----------   -------------   -------------   -----------
BALANCE AT DECEMBER 31, 2002                    6,550,000   $   6,550   $20,905,197   $   1,117,016        (421,300)  $21,607,463
                                                =========   =========   ===========   =============   =============   ===========
Compensation from option grant                         --          --        29,801              --              --        29,801
Options exercised                                  25,000          25        24,975              --              --        25,000
Adjustment for derivative losses reclassified
  into oil and gas sales                               --          --            --              --         438,400       438,400
Change in fair value of derivative instruments         --          --            --              --         (17,100)      (17,100)
                                                                                                                      -----------
Net income                                             --          --            --         535,001              --       535,001
Total comprehensive income                                                                                                956,301
                                                =========   =========   ===========   =============   =============   ===========
BALANCE AT DECEMBER 31, 2003                    6,575,000   $   6,575   $20,959,973   $   1,652,017              --   $22,618,565
                                                =========   =========   ===========   =============   =============   ===========

See accompanying notes to consolidated financial statements.

                               GMX RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2003



                                                                    2002              2003
                                                                ------------      ------------
CASH FLOWS DUE TO OPERATING ACTIVITIES
    Net income (loss)                                           $   (445,800)     $    535,001
    Adjustments to reconcile net income (loss) to net
    cash provided by (used in ) operating activities:
        Compensation-stock options                                        --            29,801
        Accretion expense on asset retirement obligations                 --            22,521
        Depreciation, depletion, and amortization                  1,901,976         1,549,678
        Deferred income tax benefit                                 (263,000)               --
        Gain on sale of other property and equipment                  (3,775)               --
        Gain on sale of investments                                   (3,714)               --
        Cumulative effect of change in accounting principle               --            51,834
        Decrease (increase) in:
             Accounts receivable                                     744,636            84,188
             Inventory and prepaid expenses                           19,874             1,701
             Other assets                                             13,605            41,633
        Increase (decrease) in:
             Accounts payable                                     (4,454,155)       (1,292,215)
             Accrued expenses and other liabilities                 (123,934)          112,615
             Revenue distributions payable                            66,648          (122,467)
                                                                ------------      ------------

                 Net cash provided by (used in)
                 operating activities                             (2,547,639)        1,014,290
                                                                ------------      ------------

CASH FLOWS DUE TO INVESTING ACTIVITIES
    Additions to oil and gas properties                           (3,014,288)         (236,617)
    Purchase of property and equipment                               (45,882)               --
    Proceeds from sale of other property and equipment                 5,000                --
    Proceeds from sale of investments                                 77,838                --
    Proceeds from sale of oil and gas properties                   4,245,163           700,932
                                                                ------------      ------------
                 Net cash provided by investing activities         1,267,831           464,315
                                                                ------------      ------------

CASH FLOWS DUE TO FINANCING ACTIVITIES
    Advance on borrowings                                          5,898,000                --
    Payments on debt                                              (4,078,000)       (1,410,000)
    Issuance of equity                                                    --            25,000
                                                                ------------      ------------
                 Net cash provided by (used in) financing
                 activities                                        1,820,000        (1,385,000)
                                                                ------------      ------------

Net increase in cash                                                 540,192            93,605

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         3,725           543,917
                                                                ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                        $    543,917      $    637,522
                                                                ============      ============

CASH PAID FOR INTEREST                                          $    510,472      $    376,585
                                                                ============      ============

See accompanying notes to consolidated financial statements.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2003


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

ORGANIZATION: The Company was formed in January 1998. In February 1998, the Company purchased, for approximately $6,000,000, oil and gas properties and commenced operations. The Company is primarily engaged in acquisition, exploration, and development of properties for the production of crude oil and natural gas in Oklahoma, Louisiana, New Mexico, and Texas.

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

The sale of the Company's Kansas properties in September 2002 did not result in a gain or loss. The December 2003 sale of an interest in our East Texas properties also did not result in a gain or loss. All proceeds from the sales were applied to the full cost pool.

Depreciation and amortization of other property and equipment, including leasehold improvements, are provided using the straight-line method based on estimated useful lives from five to 10 years.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2003


Pipeline and gathering system assets and other long-lived assets are periodically assessed to determine if circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. This statement addresses financial accounting and reporting for the impairment or long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for long-Lived Assets to Be Disposed Of." This statement requires (a) recognition of an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measurement of an impairment loss as the difference between the carrying amount and fair value of the asset. The Company adopted the statement January 1, 2002 with no material impact on the Company's results of operations or financial position.

LOAN FEES: Included in other assets are costs associated with long-term debt. These costs are being amortized over the life of the loan using a method that approximates the interest method.

REVENUE AND ROYALTY DISTRIBUTIONS PAYABLE: For certain oil and natural gas properties GMX receives production proceeds from the purchaser and further distributes such amounts to other revenue and royalty owners. Production proceeds applicable to other revenue and royalty owners are reflected as revenue distributions payable in the accompanying balance sheets. GMX accrues revenue for only its net interest in its oil and gas properties.

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

The Company follows the sales method of accounting for gas imbalances. A liability is recorded when the Company's excess takes of natural gas volumes exceed its estimated remaining recoverable reserves. No receivables are recorded for those wells where the Company has taken less than its ownership share of gas production. There are no significant imbalances as of December 31, 2002 or 2003.

CAPITALIZED INTEREST: Interest of $59,195 was capitalized related to the unproved properties that were not being currently depreciated, depleted, or amortized and on which development activities were in progress in 2002.

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

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2003


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

BASIC EARNINGS PER SHARE AND DILUTED EARNINGS PER SHARE: Basic earnings per share ("EPS") of common stock have been computed on the basis of the weighted average number of shares outstanding during each period. The diluted EPS of common stock includes the effect of outstanding stock options which are dilutive.

The table below reflects the amount of options not included in the diluted EPS calculation above, as they were antidilutive.

                                                      2002             2003
                                                  -------------   -------------
    Options excluded from dilution calculation       140,000          64,000
    Range of exercise prices                      $3.50 - $8.00   $3.50 - $8.00
    Weighted average exercise price                   $5.65           $6.00


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

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2003


123, GMX has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted the disclosure requirements of Statement 123 which are included in note F.

Stock option activity for the year ended December 31, 2003 and 2002 is as follows:
                                                                     WEIGHTED
                                                    NUMBER OF         AVERAGE
                                                     SHARES       EXERCISE PRICE
                                                  -------------   -------------
Balance as of December 31, 2001                         150,000   $        5.72
     Granted                                             13,000            3.50
     Exercised                                               --              --
     Forfeited                                           23,000   $        4.42
     Expired                                                 --              --
                                                  -------------   -------------
Balance as of December 31, 2002                         140,000   $        5.65
     Granted                                            100,000            1.00
     Exercised                                          (25,000)           1.00
     Forfeited                                          (76,000)           5.62
     Expired                                                 --              --
                                                  -------------   -------------
Balance as of December 31, 2003                         139,000   $        3.16
                                                  -------------   -------------

At December 31, 2003, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.00 to $8.00 and ten years, respectively.

At December 31, 2003, the number of options exercisable was 114,000 and the weighted-average exercise price of those options was $3.63.

The Company applied APB Opinion No. 25. in accounting for its plan and accordingly, no compensation cost has been recognized for its stock options granted to employees in the financial statements. Had the company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's results would have been reduced by the pro forma amounts indicated below.

                                                       2002            2003
                                                  -------------   -------------
Net (loss) earnings as reported                   $    (445,800)  $     535,001

Add: Stock-based compensation recognized                     --          29,801

Deduct: Pro forma stock-based compensation,
        net of tax                                     (208,387)        (79,081)
                                                  -------------   -------------
Pro forma net (loss) earnings                          (654,187)        485,721
                                                  =============   =============

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

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2003


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

SEGMENT INFORMATION: GMX manages its business by country, which results in one operating segment during each of the years ended December 31, 2003 and 2002.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In June 2001, FASB Statement No. 143, Accounting for Asset Retirement Obligations, was issued. Statement 143 required the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also recorded a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt Statement 143 on January 1, 2003 and recognized, as the fair value of the asset retirement obligations $281,516. Due to the adoption of Statement 143, the Company recognized a charge for this cumulative effect of change in accounting principle of $51,834.

Below is a reconciliation of the beginning and ending aggregate carrying amount of the Company's asset retirement obligations.

                                                    YEAR ENDED
                                                DECEMBER 31, 2003
                                                -----------------
Beginning of the period                         $              --
Initial adoption entry                                    281,516
Liabilities incurred in the current period                     --
Liabilities settled in the current period                      --
Accretion expense                                          22,521
                                                -----------------
End of the period                               $         304,037
                                                =================

The pro forma effects on prior periods were not material.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2003


In addition, on a pro forma basis as required by SFAS No. 143, if the Company had applied the provisions of SFAS No. 143 as of January 1, 2002, the amount of asset retirement obligations would have been approximately $250,000, with no material impact on results of operations.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December
2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company anticipates that this standard will not have an impact on the Company's financial statements because it does not own any interests in variable interest entities.

SFAS Statement of 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, ("SFAS 150") was issued in May, 2003. SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 also includes required disclosures for financial instruments within its scope. SFAS 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily financial instruments, FSAS 150 will be effective on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of SFAS 150.

During 2003, a reporting issue arose regarding the application of certain provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights associated with extracting crude oil and natural gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. The EITF has added the treatment of oil and gas mineral rights to an upcoming agenda, which may result in a change in how GMX classifies these assets. Historically, the Company has included the costs of mineral rights associated with extracting crude oil and natural gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights associated with extracting crude oil and natural gas as a separate intangible assets line item on the balance sheet, net of amortization, the Company most likely

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2003


would be required to reclassify certain amounts out of oil and gas properties and into a separate intangible assets line item. The Company's cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with existing full cost accounting rules.

If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights associated with extracting crude oil and natural gas as a separate intangible assets line item on the balance sheet, the Company believes that the amount of costs that may be required to be reclassified would be less than $500,000. The Company does not believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on compliance with covenants under the Company's debt agreements.

NOTE B--PROPERTY AND EQUIPMENT

Property and equipment included the following:

                                                          DECEMBER 31,
                                                  ----------------------------
                                                      2002            2003
                                                  ------------    ------------
Oil and gas properties:
   Subject to amortization                        $ 31,710,171    $ 31,219,309
   Not subject to amortization:
      Acquired in 2003                                      --          57,565
      Acquired in 2002                                  76,829          76,829
      Acquired in 2001                                 853,258         853,258
      Acquired in 2000                                  93,195          93,195
      Acquired in 1999                                      --              --
      Acquired in 1998                                 148,940         148,940
   Accumulated depreciation, depletion, and         (3,522,584)     (4,930,779)
   amortization
                                                  ------------    ------------
      Net oil and gas properties                    29,359,809      27,518,317
                                                  ------------    ------------
Other property and equipment                         3,200,345       3,200,345
Less accumulated depreciation                         (656,572)       (991,889)
                                                  ------------    ------------

      Net other property and equipment               2,543,773       2,208,456
                                                  ------------    ------------
      Property and equipment, net of accumulated
      Depreciation, depletion, and amortization   $ 31,903,582    $ 29,726,773
                                                  ============    ============

Depreciation, depletion, and amortization of property and equipment consisted of the following components:

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2003


                                                      FOR THE YEAR ENDED
                                                          DECEMBER 31,
                                                  ----------------------------
                                                      2002            2003
                                                  ------------    ------------
Depreciation, depletion, and amortization of
   oil and gas properties                         $  1,557,930    $  1,214,361
Depreciation of other property and equipment           344,046         335,317
                                                  ------------    ------------
      Total                                       $  1,901,976    $  1,549,678
                                                  ============    ============


NOTE C--LONG-TERM DEBT
                                                          DECEMBER 31,
                                                  ----------------------------
                                                      2002            2003
                                                  ------------    ------------
Note payable to bank, bearing a variable
interest rate (4.75% and 5.25% as of December
31, 2001 and 2002, respectively) collateralized
by producing oil and gas properties               $  8,100,000    $  6,690,000
                                                  ------------    ------------
                                                     8,100,000       6,690,000
      Current portion                               (8,100,000)     (1,060,000)
                                                  ------------    ------------
           Long Term                              $         --    $  5,630,000
                                                  ============    ============


2000 CREDIT FACILITY

On October 31, 2000, the Company entered into a new secured credit facility, which replaced a prior credit facility. The new credit facility provides for a line of credit of up to $15,000,000 (the "Commitment"), subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves which is reduced monthly to account for production ("Borrowing Base"). The amount of credit available at any one time under the credit facility is the lesser of the Borrowing Base or the amount of the Commitment. Borrowings bear interest at the prime rate plus 1%. The credit facility requires payment of an annual facility fee equal to 1/2% on the unused amount of the Borrowing Base. The Company is obligated to make principal payments if the amount outstanding would exceed the Borrowing Base. Borrowings under the credit agreement are secured by substantially all of the Company's oil and gas properties. The amount of this Borrowing Base has been adjusted from time to time. The credit facility has been amended on several occasions to waive non-payment default or to extend the maturity. The credit facility matured in May 2003 and we remained in default under the facility until August 2003 when the credit facility was amended to extend the maturity date of the promissory note from May 1, 2003 to new maturity date of March 1, 2004. On March 15, 2004, the bank approved an extension of the existing credit facility with the following amended terms: New maturity date of September 1, 2004, Borrowing Base of $6,310,000, monthly commitment reduction of $90,000 and all other terms in the existing credit agreement to remain unchanged. At December 31, 2003, the Company had borrowed $6,690, 000 under the credit facility.

The credit facility contains various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sales of assets, mergers and consolidations,

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2003


dividends and distributions, changes in management and require the maintenance of various financial ratios. See Note L.

SUBORDINATED NOTES

In January 2004, the Company raised $1 million from the sale of 11% senior subordinated notes due January 31, 2007 and five-year detachable warrants to purchase 175,000 shares of common stock for $1.50 per share. The price of the Company's common shares as of that date was $3.16. For accounting purposes, the fair value of the in-the-money warrants will increase the effective interest rate over the term of the notes. In connection with this transaction, the lender under the Company's bank credit facility agreed to the Company's incurrence of additional debt and entered into an intercreditor and subordination agreement with the noteholders pursuant to which the noteholders subordinated their rights to payment to the rights of the bank under the credit facility. Principal reductions of $100,000 per year on the subordinated notes are permitted in 2005 and 2006 subject to certain conditions being met under the terms of the credit facility agreements.

The Company is obligated to register the warrants and underlying shares of common stock under the Securities Act of 1933 on or before June 30, 2004 in order to permit the holders to sell the warrants and underlying shares without restrictions. If the Company fails to effect or maintain such registration, it is obligated to issue additional warrants at the rate of 10,000 warrants per month such failure exists.

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

At December 31, 2003, the Company had the following carryforwards available to reduce future income taxes:

Federal                                           $ 21,141,000
States                                               7,234,000
Statutory depletion                                  2,575,000

The net operating loss and statutory depletion carryforward amounts shown above have been utilized for financial purposes to offset existing deferred tax liabilities. The net operating loss carryforwards expire from 2018 to 2021. Statutory depletion carryforwards do not expire.

As of December 31, 2003, the Company's deferred tax liability of $7,896,000 was primarily associated with the difference between financial carrying value of oil and gas properties and the

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2003


associated tax basis. As of the same date, the Company's gross deferred tax asset of $8,498,000 was primarily the result of the Company's net operating loss and statutory depletion carryforwards. As of December 31, 2003, the Company recognized a valuation allowance of $602,000. Management of the Company determined that based upon current taxable income and financial conditions that it is not more likely than not that the Company will be able to utilize all of its net operating loss carryforwards prior to their expiration.

                                                           DECEMBER 31,
                                                  ----------------------------
                                                      2002            2003
                                                  ------------    ------------
Deferred tax assets:
      Net operating loss carry forwards              7,712,000       7,622,000
      Statutory depletion carry forwards               638,000         876,000
                                                  ------------    ------------
                 Total                               8,350,000       8,498,000
                                                  ------------    ------------
Deferred tax liability:
      Property, plant and equipment                 (8,060,000)     (7,896,000)
      Valuation allowance                             (290,000)       (602,000)
                                                  ------------    ------------
                 Total                              (8,350,000)     (8,498,000)
                                                  ------------    ------------
Net deferred tax asset                                      --              --
                                                  ============    ============


As of December 31, 2002, the Company's deferred tax liability of $8,060,000 was primarily associated with the difference between financial carrying value of oil and gas properties and the associated tax basis. As of the same date, the Company's deferred tax asset of $8,350,000 was primarily the result of the Company's net operating loss and statutory depletion carryforwards.

Total income tax expense for the respective years differed from the amounts computed by applying the U.S. federal tax rate to earnings before income taxes as a result of the following:

                                                      FOR THE YEAR ENDED
                                                          DECEMBER 31,
                                                  ----------------------------
                                                      2002            2003
                                                  ------------    ------------
U.S. statutory tax rate                                     34%             34%
Statutory depletion                                        (34)            (93)
Change in valuation allowance                               41              58
Other                                                       (4)              1
                                                  ------------    ------------
Effective income tax rate                                   37              --
                                                  ============    ============

NOTE E--COMMITMENTS AND CONTINGENCIES

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

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2003


OPERATING LEASES: The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003.

Year Ending December 31:

2004                                              $    162,129
2005                                                   110,091
2006                                                   110,091
                                                  ------------
      Total                                       $    382,311
                                                  ============

Total rental expense for all operating leases is as follows for the years ended December 31:

2002                                              $     97,298
2003                                                   195,468


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

On April 15, 2003, the Company granted an option to a consultant to purchase 100,000 shares of common stock at a price of $1.00 per share. Options on 25,000 shares were vested on the date of

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2003


the grant and the balance vest 25,000 on July 15, 2003, 25,000 on October 15, 2003 and 25,000 on January 1, 2004. The fair value of the stock options granted was recognized in 2003.

In addition on April 5, 2004, the Company closed a private placement of 200,000 shares of common stock for $1,000,000 with an investor. Proceeds of the transaction will be used for general corporate purposes.

On February 12, 2001, the Company sold 1,250,000 units at a price of $8 per unit and received approximately $8,550,000 in proceeds, net of commissions and offering expenses. The units consisted of 1,250,000 shares of common stock, 1,250,000 class A warrants, and 1,250,000 class B warrants. The class A warrants allow holders to purchase common shares of the Company for $9.00 per share prior to March 12, 2002 and $12.00 per share thereafter. The class B warrants allow holders to purchase common shares of the Company for $10.00 per share. The class A warrants expire on February 12, 2006 and the class B warrants expired on February 12, 2003. The Company used a portion of the proceeds of the offering to repay $427,500 of loans from shareholders.

On July 17, 2001 and July 25, 2001, GMX sold 2,000,000 and 300,000 common shares, respectively, at a price of $5.50 per share. Proceeds to GMX, net of underwriters' fees and other expenses, were $11,285,544. GMX has also granted the underwriters five-year warrants to purchase up to 200,000 shares for $6.60 per common share.

NOTE G--MAJOR CUSTOMERS

Sales to individual customers constituting 10% or more of total oil and gas sales for each of the years ended December 31, 2002 and 2003 were as follows:

                                                            2002           2003
                                                            ----           ----
      Teppco Crude                                           95%            99%
      CrossTex Energy Services, Inc.                         77%            83%


NOTE H--DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2002 and 2003, the Company utilized swap arrangements to hedge a portion of its exposure to price volatility from producing natural gas. Each swap arrangement established a price above which the Company paid the counterparty and below which the Company was paid. Results from commodity hedging transactions are reflected in gas sales.

The Company entered into natural gas price swaps that initiated in March 2002 and expired in February 2003. These agreements relate to 50,000 and 40,000 mmbtu whereby the Company will receive a fixed price of $2.66 and $2.67 per mmbtu, respectively and pay the counterparty an index price. Payments by the Company in 2002 totaled $652,100 and $438,400 in 2003.

There were no outstanding financial instruments as of December 31, 2003.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2003


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

GMX does not hold or issue derivative instruments for trading purposes. All of GMX's commodity price financial swaps in place at January 1, 2003 were designated as cash flow hedges. Changes in the fair value of these derivatives were reported in "Accumulated other comprehensive income." These amounts were reclassified to oil and gas sales when the forecasted transaction took place.


NOTE I--CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts which, at times, may exceed federal insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk.


NOTE J--OIL AND GAS OPERATIONS (UNAUDITED)

Capitalized costs related to the Company's oil and gas producing activities as of December 31, 2002 and 2003 are:

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2003


                                                      2002            2003
                                                  ------------    ------------
Unproved properties                               $  1,171,722    $  1,229,787
Producing properties                                31,710,171      31,219,309
                                                  ------------    ------------
                                                    32,881,893      32,449,096
Less accumulated depreciation,
 depletion, and Amortization                        (3,522,584)     (4,788,779)
                                                  ------------    ------------
      Net capitalized costs                       $ 29,359,309    $ 27,660,317
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

Costs incurred in oil and gas property acquisitions, exploration, and development activities in 2002 and 2003 are as follows:

                                                      2002            2003
                                                  ------------    ------------
Property acquisition costs - proved               $    120,157    $     57,575
Property acquisition costs - unproved                   84,672           5,212
Development costs                                    2,812,876         175,840
                                                  ------------    ------------
                                                  $  3,017,705    $    238,627
                                                  ============    ============

Development costs include the cost of drilling and equipping development wells and constructing related production facilities for extracting, treating, gathering, and storing oil and gas from proved reserves.

The Company's results of operations in 2002 and 2003 include revenues and expenses associated directly with oil and gas producing activities.

                                                      2002            2003
                                                  ------------    ------------
Oil and gas sales                                 $  5,970,792    $  5,367,370
Production costs                                     1,707,307       1,211,582
Depreciation, depletion and amortization             1,557,930       1,214,779
Income tax expense                                     665,000         733,670
                                                  ------------    ------------
Results of operations for oil and gas
  producing activities                            $  2,040,555    $  2,207,339
                                                  ============    ============

NOTE K--SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED)

The oil and gas reserve quantity information presented below is unaudited and is based upon reports prepared by independent petroleum engineers. The information is presented in accordance with regulations prescribed by the Securities and Exchange Commission. The

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2003


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

Proved oil and gas reserves represent the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. As of December 31, 2002 and 2003, all of the Company's oil and gas reserves were located in the United States.
                                                       OIL            GAS
                                                     (MBBLS)         (MMCF)
                                                  ============    ============
DECEMBER 31, 2002
  Proved reserves, beginning of period                   3,862          68,611
  Extensions, discoveries, and other additions              --              --
  Production                                               (70)         (1,639)
  Sale of reserves in-place                             (1,218)         (2,263)
  Revisions of previous estimates                         (910)         (8,027)
                                                  ------------    ------------
  Proved reserves, end of period                         1,664         (56,682)
                                                  ============    ============
  Proved developed reserves:
      Beginning of period                                1,018          15,352
                                                  ============    ============
      End of period                                        604          16,501
                                                  ============    ============
DECEMBER 31, 2003
  Proved reserves, beginning of period                   1,664          56,682
  Extensions, discoveries, and other additions              --              --
  Production                                               (35)           (917)
  Sale of reserves in-place                               (251)        (11,414)
  Revisions of previous estimates                          (55)            678
                                                  ------------    ------------
  Proved reserves, end of period                         1,323          45,029
                                                  ============    ============
  Proved developed reserves:
      Beginning of period                                  604          16,501
                                                  ============    ============
      End of period                                        568          18,277
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

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2003


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

                                                  DECEMBER 31,    DECEMBER 31,
                                                      2002            2003
                                                  ------------    ------------
                                                 (IN THOUSANDS)  (IN THOUSANDS)

Future cash inflows                               $    294,669    $    300,514
Future production costs                                (68,815)        (77,608)
Future development costs                               (39,518)        (44,557)
Future income tax provisions                           (60,799)        (58,158)
                                                  ------------    ------------

  Net future cash inflows                              125,537         120,191
Less effect of a 10% discount factor                   (71,225)        (72,216)
                                                  ------------    ------------
  Standardized measure of discounted
    future net cash flows                         $     54,312    $     47,975
                                                  ============    ============

Oil and condensate prices were based on an equivalent base price of $32.52 per barrel for benchmark posted West Texas Intermediate Crude Oil at closing on December 31, 2003. Adjustments to the base price were made to each lease to adjust the base price for crude oil quality, contractual agreements, and regional price variations. The average oil price used in the reserve estimates was $32.04 per barrel. Natural gas prices were based on an equivalent base price of $6.187 per million British thermal unit (mmbtu) for the composite Henry Hub Spot Market benchmark price at closing on December 31, 2003. Adjustments to the base price were made to each lease to adjust the base price for quality, contractual agreements, and regional price variations. The average natural gas price used in the reserve estimates was $5.73 per mmbtu. Future income tax expenses are computed by applying the appropriate statutory rates to the future pre-tax net cash flows relating to proved reserves, net of the tax basis of the properties involved giving effect to permanent differences, tax credits, and allowances relating to proved oil and gas reserves.

Principal changes in the standardized measure of discounted future net cash flows attributable to the Company's proved reserves are as follows:

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2003


                                                  DECEMBER 31,    DECEMBER 31,
                                                      2002            2003
                                                  ------------    ------------
Standardized measure, beginning of year                 48,524          54,312
Sales of oil and gas, net of production costs           (2,508)         (4,156)
Net changes in prices and production costs              51,708          11,782
Extensions and discoveries, net of future
  development costs                                         --              --
Development costs that reduced future
  development costs                                      2,091              --
Revisions of quantity estimates                        (20,447)            646
Sales of reserves in place                             (15,192)        (16,434)
Accretion of discount                                    7,095           8,061
Other                                                  (13,084)         (9,322)
Net changes in income taxes                             (3,875)          3,086
                                                  ------------    ------------
Standardized measure, end of year                       54,312          47,975
                                                  ============    ============


NOTE L--MANAGEMENT'S PLANS

The Company reached a drilling arrangement with Penn Virginia Oil & Gas Corporation ("PVOG") in December of 2003 relating to the joint development of its east Texas properties. As a result of that agreement, the Company has a 20% carried interest in the first five wells that are drilled in Phase I. The Company then has the option, but not the obligation, to participate in any remaining Phase I wells for a 30% interest. As a result of this agreement, the Company has reduced its cost and ownership related to the development of these wells. In addition, subsequent to December 31, 2003, the Company has raised $1,000,000 of subordinated debt and $1,000,000 of equity to date in 2004 for recompletion and other corporate activities. As a result of the increased 2004 production levels and, to a lesser extent, increased commodity prices, the Company has been able to extend the maturity of its existing credit facility to September 1, 2004. The Company has also received term sheets from other lenders to refinance the credit facility, increase the borrowing base, and extend the maturity date. On April 14, 2004, the Company received a formal commitment from its current lender to extend the maturity date to September 1, 2005, subject to the Company's applying the proceeds of its recent common stock private placement to prepayment of the 11% subordinated notes on or before May 14, 2004. As a result, the Company has reclassified a portion of the credit facility as a long-term liability. The Company will continue to evaluate the other lenders' terms to maximize its flexibility before accepting this proposal. The Company is also considering additional issuances of subordinated debt or equity to provide additional funds for drilling plans. If the Company is unable to raise additional subordinated debt or equity and unable to increase or extend its credit facility beyond September 2005, the Company would be unlikely to be able to participate in additional drilling.

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT
  NO.      DESCRIPTION OF EXHIBIT
-------    ----------------------

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

10.3(b) Second Amendment to Credit Agreement dated May 28, 2002 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2002)

10.3(c) Third Amendment to Credit Agreement dated August 16, 2002 (Incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2002)

10.4(c) Fourth Amendment to Credit Agreement effective August 31, 2003 (Incorporated by reference to Exhibit 10.1 to Quarterly Report as Form 10-QSB for the quarter ended September 30, 2003)

10.4(d) Fifth Amendment to Credit Agreement dated as of January 16, 2004, (Incorporated by reference to Current Report on Form 8-K dated January 16, 2004)

10.4(e)    Sixth Amendment to Credit Agreement dated as of March 1, 2004

10.5 Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2, File No. 333-49328)

10.6 Participation Agreement dated December 29, 2003 by and among Penn Virginia Oil & Gas Company, the Company and its wholly owned subsidiaries (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 29, 2003

10.7 Subordinated Note Purchase Agreement dated January 16, 2004, among GMX Resources Inc. and the Investors named therein (Incorporated by reference to Current Report on Form 8-K dated January 16, 2004)

10.8 Intercreditor and Subordination Agreement dated January 16, 2004, among GMX Resources Inc., the Investors named therein and Local Oklahoma Bank (Incorporated by reference to Current Report on Form 8-K dated January 16, 2004)

10.9 Warrant Agreement dated January 16, 2004, among GMX Resources Inc. and the Warrant Holders named therein (Incorporated by reference to Current Report on Form 8-K dated January 16, 2004)

10.10 Registration Rights Agreement dated January 16, 2004, among GMX Resources Inc. and the Warrant Holders named therein (Incorporated by reference to Current Report on Form 8-K dated January 16, 2004)

10.11 Common Stock Investment Agreement between GMX Resources and the Investor named therein (Incorporated by reference to Current Report on Form 8-K dated April 5, 2004)

10.12 Registration Agreement between GMX Resources and the Investor named therein (Incorporated by reference to Current Report on Form 8-K dated April 5, 2004)

14         Code of Business Conduct and Ethics

21 List of Subsidiaries (Incorporated by reference to Exhibit 21 to the Registration Statement on Form SB-2, File No. 333-49328)

23.1       Consent of KPMG LLP

31.1       Rule 13a-14(a) Certification of Chief Executive Officer

31.2       Rule 13a-14(a) Certification of Chief Financial Officer

32.1       Certification of Chief Executive Officer pursuant to 18
           U.S.C.ss.1350.

32.2       Certification of Chief Financial Officer pursuant to 18
           U.S.C.ss.1350.

*          Management contracts or compensatory plan.