Form 10KSB/A
period 2003-12-31
GMX RESOURCES INC
filed 2004-04-15
CIK 1127342

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
       For the fiscal year ended December 31, 2003

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ______________ to ______________

                        Commission file number 000-32325


                               GMX RESOURCES INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          OKLAHOMA                                       73-1534474
--------------------------------------------------------------------------------
(State or other jurisdiction                          (I.R.S. Employer
      of incorporation)                              Identification No.)

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

RISK FACTORS RELATED TO GMX

THERE ARE SUBSTANTIAL UNCERTAINTIES ABOUT OUR CURRENT FINANCIAL CONDITION WHICH CURTAIL OUR ABILITY TO CONDUCT FURTHER DRILLING.

            As discussed above, our bank debt matures on September 1, 2004, but our bank has offered to extend the maturity to September 1, 2005, subject to certain conditions. We are actively seeking proposals from other lenders to refinance our existing bank debt to maximize our financial flexibility. In addition, we are dependent on the availability of additional financial resources to pursue further drilling and, accordingly, we may not be able to fully realize the value of our proved undeveloped reserves. Until these uncertainties are resolved, our ability to implement our business plan will continue to be materially adversely affected and our financial condition may be impaired.

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

10.4(f)    Letter dated April 14, 2004 from Local Oklahoma Bank.

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