Form 10QSB
period 2004-03-31
GMX RESOURCES INC
filed 2004-05-17
CIK 1127342

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-QSB




   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


   [_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         FOR THE TRANSITION PERIOD FROM __________ TO __________


                        COMMISSION FILE NUMBER 000-32325




                               GMX RESOURCES INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



           OKLAHOMA                                              73-1534474
-------------------------------                             --------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)



ONE BENHAM PLACE, 9400 NORTH BROADWAY, SUITE 600, OKLAHOMA CITY, OKLAHOMA  73114
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (405) 600-0711
                           ---------------------------
                           (Issuer's Telephone Number)


                                       NA
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



As of May 14, 2004 there were 6,775,000 shares of GMX RESOURCES INC. Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [_]    No [X]

================================================================================

                               GMX RESOURCES INC.
                                   Form 10-QSB
                      For the Quarter Ended March 31, 2004


                                TABLE OF CONTENTS
                                -----------------


                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

         Consolidated Balance Sheets as of December 31, 2003
         and March 31, 2004 (Unaudited) ....................................   3

         Consolidated Statements of Operations for the three months
         ended March 31, 2003 and March 31, 2004 (Unaudited) ...............   4

         Consolidated Statements of Comprehensive Income for the three
         months ended March 31, 2003 and March 31, 2004 (Unaudited) ........   5

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 2003 and March 31, 2004 (Unaudited) ...............   6

         Condensed Notes to Interim Financial Statements (Unaudited) .......   7

Item 2:  Management's Discussion and Analysis or Plan of Operation .........  11

Item 3:  Controls and Procedures ...........................................  15



PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings .................................................  15

Item 2:  Changes in Securities and Small Business Issuer Purchases
         of Equity Securities ..............................................  15

Item 3:  Defaults Upon Senior Securities ...................................  15

Item 4:  Submission of Matters to a Vote of Security Holders ...............  15

Item 5:  Other Information .................................................  15

Item 6:  Exhibits and Reports on Form 8-K ..................................  15



Signature Page .............................................................  16


Exhibit Index ..............................................................  17

PART I -- FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                       GMX RESOURCES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                        DECEMBER 31,        MARCH 31,
                                                                            2003              2004
                                                                        ------------      ------------
                                                                                          (Unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
         Cash and cash equivalents                                      $    637,522      $    584,128
         Accounts receivable--interest owners                                299,442            43,333
         Accounts receivable--oil and gas revenues                           432,844           359,920
         Inventories                                                         235,004           240,304
         Prepaid expenses                                                     11,608           238,328
                                                                        ------------      ------------
                   Total current assets                                    1,616,420         1,466,013
                                                                        ------------      ------------
OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST METHOD OF
ACCOUNTING FOR OIL AND GAS PROPERTIES                                     32,449,096        33,185,441
         Less accumulated depreciation, depletion, and amortization       (4,788,779)       (5,087,815)
                                                                        ------------      ------------
                                                                          27,660,317        28,097,626
                                                                        ------------      ------------

OTHER PROPERTY AND EQUIPMENT                                               3,200,345         3,226,464
         Less accumulated depreciation                                      (991,889)       (1,114,371)
                                                                        ------------      ------------
                                                                           2,208,456         2,112,093
                                                                        ------------      ------------
OTHER ASSETS                                                                  16,013           246,022
                                                                        ------------      ------------
                   TOTAL ASSETS                                         $ 31,501,206      $ 31,921,754
                                                                        ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
         Accounts payable                                               $  1,134,500      $    677,338
         Accrued expenses                                                     64,887           170,038
         Accrued interest                                                     29,703            27,892
         Revenue distributions payable                                       285,382           368,285
         Current portion of long-term debt                                 1,060,000         1,180,000
                                                                        ------------      ------------
                   Total current liabilities                               2,574,472         2,423,553
                                                                        ------------      ------------

LONG-TERM DEBT, LESS CURRENT PORTION                                       5,630,000         6,080,000

OTHER LIABILITIES                                                            678,169           722,337

DEFERRED INCOME TAXES                                                             --                --

SHAREHOLDERS' EQUITY
         Preferred stock, par value $.01 per share, 500,000 shares
         authorized Common stock, par value $.001 per share--
         authorized 50,000,000 shares; issued and outstanding
         6,575,000 shares in 2003 and 6,575,000 in 2004                        6,575             6,575
         Additional paid-in capital                                       20,959,973        21,217,223
         Retained earnings                                                 1,652,017         1,472,066
                                                                        ------------      ------------
                   Total shareholders' equity                             21,618,565        22,695,864
                                                                        ------------      ------------
                   TOTAL LIABILITES AND SHAREHOLDERS' EQUITY            $ 31,501,206      $ 31,921,754
                                                                        ============      ============

          See accompanying notes to consolidated financial statements.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                          THREE MONTHS ENDED MARCH 31,



                                                               2003              2004
                                                           ------------      ------------
REVENUE:
     Oil and gas sales                                     $  1,434,969      $  1,192,758
     Interest income                                                780             1,329
     Other income (loss)                                          1,418                --
                                                           ------------      ------------
              Total revenue                                   1,437,167         1,194,087

EXPENSES:
     Lease operations                                           199,206           267,299
     Accretion expense on asset retirement obligations            5,630             5,630
     Production and severance taxes                             125,086            77,815
     Depreciation, depletion, and amortization                  410,870           421,517
     Interest                                                   134,651           139,661
     General and administrative                                 390,273           462,116
                                                           ------------      ------------
              Total expenses                                  1,265,716         1,374,038

     Income (loss) before income taxes                          171,451          (179,951)

INCOME TAXES                                                         --                --
                                                           ------------      ------------
Net Income before cumulative effect of a change in
accounting principle                                            171,451          (179,951)

Cumulative effect of change in accounting principle             (51,833)               --
                                                           ------------      ------------

Net Income (Loss)                                          $    119,618      $   (179,951)
                                                           ============      ============

EARNINGS (LOSS) PER SHARE - Before Cumulative Effect       $       0.03      $      (0.03)
                                                           ============      ============
EARNINGS (LOSS) PER SHARE - Cumulative Effect              $       0.01      $         --
                                                           ============      ============
EARNINGS (LOSS) PER SHARE - Basic and Diluted              $       0.02      $      (0.03)
                                                           ============      ============
WEIGHTED AVERAGE COMMON SHARE - BASIC                         6,550,000         6,575,000
                                                           ============      ============
WEIGHTED AVERAGE COMMON SHARE - DILUTED                       6,550,000         6,758,931
                                                           ============      ============



          See accompanying notes to consolidated financial statements.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2004





                                                               2003              2004
                                                           ------------      ------------
Net income (loss)                                          $    119,618      $   (179,951)

Other comprehensive income (loss), net of tax:
     Adjustment for derivative losses reclassified
       into oil and gas sales                                   438,400                --
     Change in fair value of derivative instruments             (17,100)               --
                                                           ------------      ------------
Comprehensive income (loss)                                $    540,918      $   (179,951)
                                                           ============      ============



















          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2004


                                                               2003              2004
                                                           ------------      ------------
CASH FLOWS DUE TO OPERATING ACTIVITIES
     Net Income (Loss)                                     $    119,618      $   (179,951)
     Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
         Depreciation, depletion, and amortization              462,704           421,517
         (Gain) loss on sale of investments                      27,557                --
         Accretion of asset retirement obligation                 5,630             5,630
         Amortization of loan fees                                   --            36,235
         Decrease (increase) in:
             Accounts receivable                               (269,116)          272,666
             Inventories and prepaid expenses                    15,385          (241,013)
         Increase (decrease) in:
             Accounts payable                                  (334,825)         (457,162)
             Accrued expenses and liabilities                    83,190           103,340
             Revenue distributions payable                      176,231           121,440
                                                           ------------      ------------

             Net cash provided by operating activities          286,375            82,702
                                                           ------------      ------------

CASH FLOWS DUE TO INVESTING ACTIVITIES
     Additions to oil and gas properties                        (16,134)         (706,096)
                                                           ------------      ------------
             Net cash used in investing activities              (16,134)         (706,096)
                                                           ------------      ------------

CASH FLOW DUE TO FINANCING ACTIVITIES
     Advance on borrowings                                           --         1,000,000
     Payments on debt                                          (150,000)         (430,000)
                                                           ------------      ------------


             Net cash provided by (used in) financing
             activities                                        (150,000)          570,000
                                                           ------------      ------------

NET INCREASE (DECREASE) IN CASH                                 120,241           (53,394)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                543,917           637,522
                                                           ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $    664,158      $    584,128
                                                           ============      ============

CASH PAID FOR INTEREST                                     $    112,443      $    133,247
                                                           ============      ============

NON-CASH FINANCING ACTIVITIES:
         175,000 warrants issued on January 16, 2004 -
         Valued at $1.47 (Difference between market value and exercise price on date of issue) which caused a non-cash activity of $257,250.
         included in additional paid-in capital and other assets (pre-paid loan fees) on balance sheet

           See accompanying notes to consolidated financial statements

                               GMX RESOURCES INC.
                 CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
              Three months ended March 31, 2003 and March 31, 2004
                                   (unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in GMX Resources Inc.'s 2003 Annual Report on Form 10-KSB.

         In the opinion of GMX's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of GMX as of March 31, 2004, and the results of its operations and its cash flows for the three month periods ended March 31, 2004 and 2003.

         Certain accounts in the 2003 financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

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

         At March 31, 2004, the number of options exercisable was 278,000 and the weighted-average exercise price of those options was $3.08.

         The Company applied APB Opinion No. 25 in accounting for its plan and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's results would have been reduced by the pro forma amounts indicated below.

                                                  THREE MONTHS ENDED MARCH 31,
                                                 ------------------------------
                                                     2003              2004
                                                 ------------      ------------
Net income (Loss) as reported                    $    119,618      $   (179,951)
Deduct:  Stock-based compensation, net of tax         (52,097)          (65,367)
                                                 ------------      ------------
Pro forma                                        $     67,521      $   (245,318)
                                                 ============      ============
Earnings (Loss) Per Share:
         Basic - as reported                              .02              (.03)
         Basic - pro forma                                .01              (.04)
         Diluted - as reported                            .02              (.03)
         Diluted - pro forma                              .01              (.04)


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

         Below is a reconciliation of the beginning and ending aggregate carrying amount of the Company's asset retirement obligations.

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ---------------------------
                                                        2003           2004
                                                    ------------   ------------
         Beginning of the period                    $         --   $    304,037
         Initial adoption entry                          268,000             --
         Liabilities incurred in the current period           --             --
         Liabilities settled in the current period            --             --
         Accretion expense                                 5,000          5,630
                                                    ------------   ------------
         End of the period                          $    273,000   $    309,667
                                                    ============   ============


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

2.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         During the first quarter ended March 31, 2003, the Company had in place two natural gas price swaps initiated in March 2002 which expired in February 2003. These agreements related to 50,000 and 40,000 MMBtu respectively, whereby the Company received a fixed price of $2.66 and $2.67 per MMBtu, respectively and paid the counterparty an index price. These swap agreements covered approximately 85% of the Company's expected monthly production during the period the agreements were in effect.

         On December 31, 2003 and March 31, 2004 there were no outstanding derivative financial instruments.

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

3.       EARNINGS PER SHARE

         For the three months ended March 31, 2003, there were no securities that were considered to be dilutive in the computation of earnings per share. As of March 31, 2004, GMX has outstanding 1,250,000 Class A warrants and 125,000 additional warrants that were issued to the underwriters of the February 2001 offering, 200,000 additional warrants that were issued to underwriters of the July 2001 offering and 140,000 stock options. The exercise price of a portion of the warrants and stock options exceeded the average price of the underlying securities during the first three months of 2004. Stock options for employees and new debt holders for 10,000 shares at $3.50, 75,000 shares at $1.00, 139,000 shares at $3.00, and 175,000 shares at $1.50 which resulted in 183,931 shares of dilutive common stock equilavent.

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

5.       CREDIT FACILITY

         On March 15, 2004, the Company's bank approved an extension of the existing credit facility to September 1, 2004. The Company has received a commitment from another bank to refinance its existing credit facility through a reducing line of credit with a maturity of June 1, 2007. This facility will also provide funds to retire the Company's $1 million of subordinated debt. The Company's existing bank lender has also made a proposal to match these terms.

6.       SUBORDINATED NOTES

         In January 2004, the Company raised $1 million from the sale of 11% senior subordinated notes due January 31, 2007 and five-year detachable warrants to purchase 175,000 shares of common stock for $1.50 per share. The price of our common shares as of that date was $2.97. For accounting purposes, the fair value of the in-the-money warrants of $1.47 per share, or a total of $257,250 will increase the effective interest rate over the term of the notes. Such amount was reflected in additional paid in capital and other assets (as pre-paid loan interest) on the Company's balance sheet. In connection with this transaction, the lender under our bank credit facility agreed to our incurrence of additional debt and entered into an intercreditor and subordination agreement with the noteholders pursuant to which the noteholders subordinated their rights to payment to the rights of the bank under the credit facility. Principal reductions of $100,000 per year on the subordinated notes are permitted in 2005 and 2006 subject to certain conditions being met under the terms of the credit facility agreements.

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

7.       COMMON STOCK PRIVATE PLACEMENT

         On April 5, 2004, the Company closed a private placement of 200,000 shares of common stock for $1,000,000 with a single investor. Proceeds of the transaction will be used for general corporate purposes. The Company is also actively pursuing other sources of external financing through private equity offerings and expect that additional placements may occur.


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SUMMARY OPERATING DATA

         The following table presents an unaudited summary of certain operating data for the periods indicated.

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                      ----------------------
                                                        2003          2004
                                                      --------      --------
PRODUCTION:
Oil production (MBbls)                                       9             8
Natural gas production (MMcf)                              265           164
Equivalent production (MMcfe)                              319           212

AVERAGE SALES PRICE:
Oil price (per Bbl)                                   $  32.67      $  34.42
Natural gas price (per Mcf)(1)                        $   4.31      $   5.59

AVERAGE SALES PRICE (PER MCFE)                        $   4.50      $   5.62

OPERATING AND OVERHEAD COSTS (PER MCFE):
Lease operating expenses                              $    .64      $   1.26
Production and severance taxes                             .39           .37
General and administrative                                1.22          2.18
                                                      --------      --------
         Total                                        $   2.25      $   3.81
                                                      --------      --------

CASH OPERATING MARGIN (PER MCFE)                      $   2.25      $   1.81

OTHER (PER MCFE):
Depreciation, depletion and amortization
 (oil and gas property only)                          $   1.02      $   1.03

----------------------------------------
(1) Net of results of hedging activities which decreased the average gas price in the first quarter ended March 31, 2003 by $1.65 per Mcf.

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

         OIL AND GAS SALES. Oil and gas sales in the three months ended March 31, 2004 decreased 17% to $1,192,758 compared to the three months ended March 31, 2003. This decrease was due to a decrease in production of gas and oil, accounting for 44% of the decrease which was offset by an increase in oil and gas prices, which increased 25%. The average price per barrel of oil and mcf of gas received in the three months ended March 31, 2004 was $34.42 and $5.59, respectively, compared to $32.67 and $4.31, respectively, in the three months ended March 31, 2003. During the first quarter of 2003 until the end of February, the Company hedged 50,000 and 40,000 MMBtu of gas through price swap agreements with a fixed price of $2.66 and $2.67 per MMBtu respectively. Production of oil for the first three months ended 2004 decreased to 8 MMbls compared to 9 MMbls for the first three months of 2003. This decrease resulted primarily due to the lower production in the first quarter of 2004. Gas production for the first three months ended 2004 decreased to 164 MMcf compared to 265 MMcf for the first three months ended March 31, 2003, a decrease of 38%. Decreased production in the first three months of 2004 resulted primarily from decline in production and mechanical issues on one of the Company's best wells which the Company hopes to resolve in the second quarter.

         LEASE OPERATIONS. Lease operations expense increased $68,093, or 25%, in the first three months ended March 31, 2004 to $267,299, compared to the three months ended March 31, 2003. The increased expense resulted from an increase in well recompletion costs. Lease operations expense on an equivalent unit of production basis was $1.26 per Mcfe in the three months ended March 31, 2004 compared to $.64 per Mcfe for the three months ended March 31, 2003. This per unit increase resulted from reduced production and increased workover costs.

         PRODUCTION AND SEVERANCE TAXES. Production and severance taxes decreased 38% to $77,815 in the three months ended March 31, 2004 compared to $125,086 in the three months ended March 31, 2003. Production and severance taxes are assessed on the value of the oil and gas produced. As a result, the decrease resulted primarily from decreased oil and gas sales as described above.

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense increased $10,647, or 3%, to $421,517 in the three months ended March 31, 2004. This increase is due primarily to lower production levels and higher costs. The oil and gas properties depreciation, depletion and amortization rate per equivalent unit of production was $1.03 per Mcfe in the three months ended March 31, 2004 compared to $1.02 per Mcfe in the three months ended March 31, 2003. The depletion rate increased primarily from the effects of wells completed in 2003 that increased costs and reserve costs.

         INTEREST. Interest expense for the three months ended March 31, 2004 was $139,661 compared to $134,651 for the three months ended March 31, 2003. This increase is primarily attributable to the increase in our average interest rates during the three months ended March 31, 2004. Average borrowings for 2004 were $7.4 million compared to $8.0 million during 2003.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense for the three months ended March 31, 2004 was $462,116 compared to $390,273 for the three months ended March 31, 2003. This increase of $71,843, or 18%, was the result of an increase in salaries as a result of increase of administrative personnel. General and administrative expense per equivalent unit of production was $2.18 per Mcfe for the three months ended March 31, 2004 compared to $1.22 per Mcfe for the comparable period in 2003.

CAPITAL RESOURCES AND LIQUIDITY

         Our business is capital intensive. Our ability to grow our reserve base is dependent upon our ability to obtain outside capital and generate cash flows from operating activities to fund our investment activities. Our cash flows from operating activities are substantially dependent upon oil and gas prices and significant decreases or increases in market prices result in variations of cash flow and affect the amount of our liquidity. Our cash flows from operating activities are not expected to be sufficient to fund our planned 2004 development activities. We are continuing to pursue development arrangements and private sources of equity or other financing, but there is no assurance that we will be able to be successful. Until we receive additional financing, we have only limited resources for property development and drilling, but we expect to have sufficient cash flow, assuming a favorable oil and gas price environment, to meet current obligations.

CASH FLOW--THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

         In the three months ended March 31, 2004 and 2003, GMX spent $706,096 and $16,134, respectively, in oil and gas acquisitions and development activities. These investments were funded for the three months ended March 31, 2004 by debt borrowings. Cash flow provided by operating activities in the three months ended March 31, 2004 was $82,702 compared to cash flow used in operating activities in the three months ended March 31, 2003 of $286,375.

CREDIT FACILITY

         The Company has a secured credit facility, which matures on September 1, 2004 and provides for a line of credit of up to $15,000,000 (the "Commitment"), subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves which is reduced monthly to account for production ("Borrowing Base"). The amount of credit available at any one time under the credit facility is the lesser of the Borrowing Base of the amount of the Commitment. At March 31, 2004, our debt amount was $6,260,000. The terms of the credit facility are more fully described in our annual report on Form 10-KSB for the year ended December 31, 2003.

         The credit facility contains various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sale of assets, mergers and consolidations, dividends and distributions, changes in management and require the maintenance of various financial ratios.

         On March 15, 2004, the Company's bank approved an extension of the existing credit facility to September 1, 2004. The Company has received a commitment from another bank to refinance its existing credit facility through a reducing line of credit with a maturity of June 1, 2007. This facility will also provide funds to retire the Company's $1 million of subordinated debt. The Company's existing bank lender has also made a proposal to match these terms.

         Our cash flows from operating activities are not expected to be sufficient to fund our planned 2004 development activities. We are continuing to pursue development arrangements and private sources of equity or other financing, but there is no assurance that we will be able to be successful. Until we receive additional financing, we have only limited resources for property development and drilling, but we expect to have sufficient cash flow, assuming a favorable oil and gas price environment, to meet current obligations.

WORKING CAPITAL

         At March 31, 2004, we had a working capital deficit of $957,540. Total long-term debt outstanding at March 31, 2004, including current portion, was $7.26 million.

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

         The forward looking statements in this report are subject to all the risks and uncertainties which are described in our annual report on Form 10-KSB for the year ended December 31, 2003 and in this document. We may also make material acquisitions or divestitures or enter into financing transactions. None of these events can be predicted with certainty or not taken into consideration in the forward-looking statements.

         For all of these reasons, actual results may vary materially from the forward looking statements and we cannot assure you that the assumptions used are necessarily the most likely. We will not necessarily update any forward looking statements to reflect events or circumstances occurring after the date the statement is made except as may be required by federal securities laws.

         There are a number of risks that may affect our future operating results and financial condition. These are described in more detail in our Form 10-K for the year ended December 31, 2003.

ITEM 3:  CONTROLS AND PROCEDURES



PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------
         None

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
         -------------------------------------------------------------------
         SECURITIES
         ----------
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         None

ITEM 5.  OTHER INFORMATION
         -----------------
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------
         (a)   Exhibits: See Exhibit Index.

         (b)   Reports on Form 8-K:

               The Company filed a Form 8-K dated January 16, 2004 reporting under Item 5 the private placement of subordinated notes and warrants and an amendment to its credit facility.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           GMX RESOURCES INC.
                                           ------------------
                                           (Registrant)



Date:    May 17, 2004                      /s/ Ken L. Kenworthy, Sr.
         ------------                      -------------------------------------
                                           Ken L. Kenworthy, Sr., Executive Vice
                                           President and Chief Financial Officer
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX
                                  -------------





Exhibit No.          Description
-----------          -----------

31.1                 Rule 13a-14(a) Certification of Chief Executive Officer
31.2                 Rule 13a-14(a) Certification of Chief Financial Officer
32.1                 Section 1350 Certification of Chief Executive Officer
32.2                 Section 1350 Certification of Chief Financial Officer