Form 10QSB
period 2004-06-30
GMX RESOURCES INC
filed 2004-08-11
CIK 1127342

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004



[_]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
        For the transition period from                 to
                                       ---------------    ---------------

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



                                 (405) 600-0711
--------------------------------------------------------------------------------
                           (Issuer's Telephone Number)



                                       NA
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



As of June 30, 2004 there were 7,980,519 shares of GMX RESOURCES INC. Common Stock, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [_]    No [X]

================================================================================

                               GMX RESOURCES INC.
                                   Form 10-QSB
                       For the Quarter Ended June 30, 2004
                                TABLE OF CONTENTS

                                                                            PAGE
PART I.      FINANCIAL INFORMATION

Item 1:      Financial Statements
             Consolidated Balance Sheets as of December 31, 2003
                  and June 30, 2004 (Unaudited)                                3

             Consolidated Statements of Operations (Unaudited)
                  for the three months and six months ended
                  June 30, 2003 and June 30, 2004                              4

             Consolidated Statements of Comprehensive
                  (Unaudited) Income for the three months and
                  six months ended June 30, 2003 and June 30, 2004             5

             Consolidated Statements of Cash Flows (Unaudited)
                  for the six months ended June 30, 2003 and
                  June 30, 2004                                                6

             Condensed Notes to Interim Financial Statements (Unaudited)       7

Item 2:      Management's Discussion and Analysis or Plan of Operation        10

Item 3:      Controls and Procedures                                          16




PART II.     OTHER INFORMATION

Item 1:      Legal Proceedings                                                16

Item 2:      Changes in Securities and Small Business Issuer
                  Purchases of Equity Securities                              16

Item 3:      Defaults Upon Senior Securities                                  16

Item 4:      Submission of Matters to a Vote of Security Holders              16

Item 5:      Other Information                                                16

Item 6:      Exhibits and Reports on Form 8-K                                 17



Signature Page                                                                18


Exhibit Index                                                                 19

PART I -- FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                       GMX RESOURCES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,       June 30,
                                                                                          2003             2004
                                                                                     ------------      ------------
                                         ASSETS                                       (Unaudited)
CURRENT ASSETS:
         Cash and cash equivalents                                                   $    637,522      $  7,949,493
         Accounts receivable--interest owners                                             299,442           109,483
         Accounts receivable--oil and gas revenues                                        432,844           407,543
         Inventories                                                                      235,004           225,977
         Prepaid expenses                                                                  11,608           199,231
                                                                                     ------------      ------------
                       Total current assets                                             1,616,420         8,891,727
                                                                                     ------------      ------------
OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST
   METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES                                     32,449,096        34,199,406
         Less accumulated depreciation, depletion, and amortization                    (4,788,779)       (5,427,252)
                                                                                     ------------      ------------
                                                                                       27,660,317        28,772,154
                                                                                     ------------      ------------

OTHER PROPERTY AND EQUIPMENT                                                            3,200,345         3,226,464
         Less accumulated depreciation                                                   (991,889)       (1,233,828)
                                                                                     ------------      ------------
                                                                                        2,208,456         1,992,636
                                                                                     ------------      ------------
OTHER ASSETS                                                                               16,013           216,452
                                                                                     ------------      ------------
                       TOTAL ASSETS                                                  $ 31,501,206      $ 39,872,969
                                                                                     ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts payable                                                            $  1,134,500      $    592,850
         Accrued expenses                                                                  64,887           222,029
         Accrued interest                                                                  29,703                --
         Revenue distributions payable                                                    285,382           395,282
         Current portion of long-term debt                                              1,060,000         1,200,000
                                                                                     ------------      ------------
                       Total current liabilities                                        2,574,472         2,410,161
                                                                                     ------------      ------------

LONG-TERM DEBT, LESS CURRENT PORTION                                                    5,630,000         5,690,000

OTHER LIABILITIES                                                                         678,169           686,053

DEFERRED INCOME TAXES                                                                          --                --

SHAREHOLDERS' EQUITY
         Preferred stock, par value $.01 per share, 500,000 shares authorized
         Common stock, par value $.001 per share--authorized 50,000,000 shares;
          issued and outstanding 6,575,000 shares in 2003 and 7,980,519 in 2004             6,575             7,981
         Additional paid-in capital                                                    20,959,973        29,339,047
         Retained earnings                                                              1,652,017         1,739,727
                                                                                     ------------      ------------
                       Total shareholders' equity                                      22,618,564        31,086,755
                                                                                     ------------      ------------
                       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 31,501,206      $ 39,872,969
                                                                                     ============      ============

See accompanying notes to consolidated financial statements.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                       -----------------------------     -----------------------------
                                                           2003             2004             2003              2004
                                                       ------------     ------------     ------------      ------------
REVENUE:
     Oil and gas sales                                 $  1,574,858     $  1,721,905     $  3,009,828      $  2,914,663
     Interest income                                            802            2,089            1,582             3,418
     Other income                                            10,292               --           11,713                --
                                                       ------------     ------------     ------------      ------------
              Total revenue                               1,585,952        1,723,994        3,023,123         2,918,081


EXPENSES:
     Lease operations                                       249,833          214,176          449,040           481,475
     Accretion exp on asset retirement obligations            5,631            5,631           11,261            11,261
     Production and severance taxes                         105,124          114,986          230,210           192,801
     Depreciation, depletion, and amortization              396,140          458,894          807,012           880,411
     Interest                                               100,155          144,493          234,806           284,154
     General and administrative                             464,292          518,153          854,567           980,269
                                                       ------------     ------------     ------------      ------------
              Total expenses                              1,321,175        1,456,333        2,586,896         2,830,371


     Income before income taxes                             264,777          267,661          436,227            87,710

INCOME TAXES                                                     --               --               --      $         --
                                                       ------------     ------------     ------------      ------------

Net income before cumulative effect of a
change in accounting principle                              264,777          267,661          436,227            87,710
Cumulative effect of change in accounting
principle                                                        --               --          (51,833)               --
                                                       ------------     ------------     ------------      ------------

NET INCOME                                             $    264,777     $    267,661     $    384,394      $     87,710

                                                       ============     ============     ============      ============

EARNINGS PER SHARE - Before Cumulative Effect          $       0.04     $       0.04             0.07      $       0.01
                                                       ============     ============     ============      ============
EARNINGS PER SHARE - Cumulative Effect                 $         --     $         --            (0.01)     $         --
                                                       ============     ============     ============      ============
EARNINGS PER SHARE - Basic and Diluted                 $       0.04     $       0.04             0.06      $       0.01
                                                       ============     ============     ============      ============
WEIGHTED AVERAGE COMMON SHARES - BASIC                    6,550,000        6,896,456        6,550,000         6,735,728
                                                       ============     ============     ============      ============
WEIGHTED AVERAGE COMMON SHARES - DILUTED                  6,572,695        7,097,040        6,561,389         6,936,311
                                                       ============     ============     ============      ============

See accompanying notes to consolidated financial statements.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)




                                                        THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                       -----------------------------     -----------------------------
                                                           2003             2004             2003              2004
                                                       ------------     ------------     ------------      ------------
Net income                                             $    264,777     $    267,661     $    384,393      $     87,710

Other comprehensive income (loss) net of tax:

     Adjustment for derivative losses reclassified
     into oil and gas sales                                      --               --          438,400                --
     Change in fair value of derivative instruments              --               --          (17,100)               --
                                                       ------------     ------------     ------------      ------------
Comprehensive income                                   $    264,777     $    267,661     $    805,693      $     87,710
                                                       ============     ============     ============      ============

See accompanying notes to consolidated financial statements.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   SIX MONTHS ENDED JUNE 30
                                                                ------------------------------
                                                                    2003              2004
                                                                ------------      ------------
CASH FLOWS DUE TO OPERATING ACTIVITIES
     Net Income                                                 $    384,393      $     87,710
     Adjustments to reconcile net income to
     net cash provided by operating activities:
            Compensation-stock options                                29,801                --
            Depreciation, depletion, and amortization                807,012           880,411
            Loss on sale of investments                               27,557                --
            Cumulative effect of change in accounting
            principle, net of tax                                     51,834                --
            Accretion of asset retirement obligation                  11,260            11,261
            Amortization of loan fees                                 39,790            82,175
            Decrease (increase) in:
                   Accounts receivable                               (23,934)          215,260
                   Inventory and prepaid expenses                    (17,064)         (203,958)
                   Other Assets
            Increase (decrease) in:
                   Accounts payable                                 (601,757)         (541,650)
                   Accrued expenses and liabilities                 (106,429)          127,439
                   Revenue distributions payable                     106,252           106,522
                                                                ------------      ------------
                   Net cash provided by (used in) operating
                   activities                                        921,573           765,170
                                                                ------------      ------------
CASH FLOWS DUE TO INVESTING ACTIVITIES
     Additions to oil and gas properties                            (257,520)       (1,750,310)
     Purchase of property and equipment                                   --           (26,119)
                                                                ------------      ------------
                   Net cash provided by (used in) investing
                   activities                                       (257,520)       (1,776,429)
                                                                ------------      ------------
CASH FLOW DUE TO FINANCING ACTIVITIES
     Advance on borrowings                                                --         2,000,000
     Payments on debt                                               (555,000)       (1,800,000)
     Proceeds from sale of stock                                          --         8,123,230
                                                                ------------      ------------
                   Net cash provided by (used in) financing
                   activities                                       (555,000)        8,323,230
                                                                ------------      ------------
NET INCREASE IN CASH                                                 109,053         7,311,971

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     543,917           637,522
                                                                ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    652,970      $  7,949,493
                                                                ============      ============

CASH PAID FOR INTEREST                                          $    185,539      $    231,682
                                                                ============      ============

NON CASH FINANCING ACTIVITIES:
175,000 warrants issued on January 16, 2004 - Value $1.47
(Difference between market value and exercise price on date of issue) which caused a non-cash activity of $257,250 included in additional paid-in capital and other assets
(pre-paid loan fees) on balance sheet

See accompanying notes to consolidated financial statements

                               GMX RESOURCES INC.
                 CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
                Six months ended June 30, 2003 and June 30, 2004
                                   (unaudited)

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

         In the opinion of GMX's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of GMX as of June 30, 2004, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2004 and 2003.

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

         At June 30, 2004, the number of options exercisable was 203,000 and the weighted-average exercise price of those options was $3.85.

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

                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            JUNE 30,                      JUNE 30,
                                                  --------------------------     --------------------------
                                                     2003            2004           2003            2004
                                                  ----------      ----------     ----------      ----------
Net income as reported                            $  264,777      $  267,661     $  384,393      $   87,710
Deduct:  Stock-based compensation, net of tax        (48,546)           --          (97,096)           --
                                                  ----------      ----------     ----------      ----------
Pro forma                                         $  216,231      $  267,661     $  287,297      $   87,710
                                                  ==========      ==========     ==========      ==========
Earnings Per Share:
         Basic - as reported                             .04             .04            .06             .01
         Basic - pro forma                               .03             .04            .04             .01
         Diluted - as reported                           .04             .04            .06             .01
         Diluted - pro forma                             .03             .04            .04             .01

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

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                      -------------------------
                                                         2003           2004
                                                      ----------     ----------
         Beginning of the period                      $     --       $  304,037
         Initial adoption entry                          281,516           --
         Liabilities incurred in the current period         --             --
         Liabilities settled in the current period          --             --
         Accretion expense                                11,261         11,261
                                                      ----------     ----------
         End of the period                            $  292,777     $  315,298
                                                      ==========     ==========

         In April 2003, the FASB issued FASB Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities, " which amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," to address (1) decisions reached by the Derivative Implementation Group; (2) developments in other Board projects that address financial instruments; and, (3) implementation issues related to the definition of a derivative. Statement 149 has multiple effective date provisions depending on the nature of amendment to Statement 133. Management has determined the adoption of this statement will not have a material impact on the consolidated financial statements.

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

2.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         During the first quarter of 2003, the Company had in place two natural gas price swaps initiated in March 2002 which expired in February 2003. These agreements related to 50,000 and 40,000 MMBtu respectively, whereby the Company received a fixed price of $2.66 and $2.67 per MMBtu, respectively and paid the counterparty an index price. These swap agreements covered approximately 85% of the Company's expected monthly production during the period the agreements were in effect. The Company has not entered into any subsequent swaps or other derivative financial instruments and none were outstanding on June 30, 2004.

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

         GMX may enter into financial hedging activities with respect to a portion of its project oil and natural gas production through various financial transactions to manage its exposure to oil and gas price volatility. These transactions include financial price swaps whereby GMX will receive a fixed price for its production and pay a variable market price to the contract counterparty. These financial hedging activities are intended to support oil and natural gas prices at targeted levels and to manage GMX's exposure to oil and gas price fluctuations. The oil and gas reference prices upon which these price hedging instruments are based reflect various market indices that have a high degree of historical correlation with actual prices received by GMX.

         GMX does not hold or issue derivative instruments for trading purposes. GMX's commodity price financial swaps were designated as cash flow hedges. Changes in the fair value of these derivatives were reported in "other comprehensive income." These amounts were reclassified to oil and gas sales when the forecasted transaction took place.

3.       EARNINGS PER SHARE

         For the three and six months ended June 30, 2003 and June 30, 2004, diluted earnings per share reflect the potential dilution of 37,875 common shares and 200,583 common shares, respectively. As of June 30, 2004, GMX has outstanding 1,250,000 Class A warrants and 250,000 additional warrants that were issued to the underwriters of the February 2001 offering, 200,000 additional warrants that were issued to underwriters of the July 2001 offering and 60,000 stock options to a consultant. The exercise price of a portion of the warrants and stock options granted to employees exceeded the average price of the underlying securities during the first six months of 2004. Also, stock options for employees and new debt holders for 13,000 shares at $4.03, 6,000 shares at $6.95, 15,000 shares at $5.00, 10,000 shares at $3.50, 139,000 shares at $3.00, and 56,500 shares at $1.50 which resulted in 149,182 shares of dilutive common stock equivalent.

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

5.       CREDIT FACILITY

         On June 18, 2004, the Company signed an amendment to its credit agreement with its bank increasing the borrowing base to $7.04 million and extending the maturity date to September 2006 and certain other term changes. With this increased line of credit, the Company paid off its $1 million subordinated debt that had an 11% annual interest rate.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SUMMARY OPERATING DATA

         The following table presents an unaudited summary of certain operating data for the periods indicated.

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                          -------------------------     -------------------------
                                                             2003           2004           2003           2004
                                                          ----------     ----------     ----------     ----------
PRODUCTION:
Oil production                                                    10              7             19             14
(MBbls)
Natural gas production (MMcf)                                    252            240            517            404
Equivalent production (Mmcfe)                                    309            282            628            495

AVERAGE SALES PRICE:
Oil price (per Bbl)                                       $    28.67     $    36.80     $    30.61     $    35.54
Natural gas price (per Mcf) (1)                           $     5.18     $     6.03     $     4.73     $     5.85

AVERAGE SALES PRICE (PER MCFE)(1)                         $     5.10     $     6.04     $     4.80     $     5.86

OPERATING AND OVERHEAD COSTS (PER MCFE):
Lease operating expenses                                  $      .83     $      .78     $      .73     $     1.00
Production and severance taxes                                   .34            .41            .37            .39

General and administrative                                      1.50           1.84           1.36           1.98
                                                          ----------     ----------     ----------     ----------
         Total                                            $     2.67     $     3.03     $     2.46     $     3.37
                                                          ----------     ----------     ----------     ----------

CASH OPERATING MARGIN (PER MCFE)                          $     2.43     $     3.01     $     2.34     $     2.49

OTHER (PER MCFE):
Depreciation, depletion and amortization (oil and gas     $     1.02     $     1.20     $     1.02     $     1.29
property only)

-----------------------------------------------------

(1) Net of results of gas hedging activities which reduced the average gas price in the six months ended June 30, 2003 by $.85 per Mcf.

RESULTS OF OPERATIONS--THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

         OIL AND GAS SALES. Oil and gas sales in the three months ended June 30, 2004 increased 9% to $1,721,905 compared to the three months ended June 30, 2003. This increase was due to an increase in the sales price of gas. The average price per barrel of oil and mcf of gas received in the three months ended June 30, 2004 was $36.80 and $6.03, respectively, compared to $28.67 and $5.18, respectively, in the three months ended June 30, 2003. Production of oil for the three months ended June 30, 2004 decreased to 7 MMbls compared to 10 MMbls for the three months ended June 30, 2003. Gas production decreased to 240 MMcf for the three months ended June 30, 2004, compared to 252 MMcf for the three months ended June 30, 2003, a decrease of 5%. Decreased production in the three months ended June 30, 2004 resulted primarily from the depletion of wells and no more workovers during the second quarter of 2004.

         LEASE OPERATIONS. Lease operations expense decreased $35,657 in the three months ended June 30, 2004 to $214,176, a 14% decrease compared to the three months ended June 30, 2003. Decreased expense resulted from production from new wells that cost less to operate. Lease operations expense on an equivalent unit of production basis was $.78 per Mcfe in the three months ended June 30, 2004 compared to $.83 per Mcfe for the three months ended June 30, 2003. This per unit decrease resulted from new wells lower maintenance costs.

          PRODUCTION AND SEVERANCE TAXES. Production and severance taxes increased 9% to $114,986 in the three months ended June 30, 2004 compared to $105,124 in the three months ended June 30, 2003. Production and severance taxes are assessed on the value of the oil and gas produced. As a result, the increase resulted primarily from increased oil and gas sales.

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense increased $62,754 to $458,894 in the three months ended June 30, 2004, compared to the three months ended June 30, 2003. This increase is due primarily to increased drilling service costs. The oil and gas properties depreciation, depletion and amortization rate per equivalent unit of production was $1.30 per Mcfe in the three months ended June 30, 2004 compared to $1.02 per Mcfe in the three months ended June 30, 2003. The depletion rate increased primarily from the increased costs of services in the field.

         INTEREST. Interest expense for the three months ended June 30, 2004 was $144,493 compared to $100,155 for the three months ended June 30, 2003. This increase is primarily attributable to an increase in the average debt balance during the three months ended June 30, 2004.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense for the three months ended June 30, 2004 was $518,153 compared to $469,292 for the three months ended June 30, 2003, an increase of 11%. This increase of $53,861 was the result of an increase in additional technical personnel. General and administrative expense per equivalent unit of production was $1.84 per Mcfe for the three months ended June 30, 2004 compared to $1.50 per Mcfe for the comparable period in 2003.

         INCOME TAXES. Income tax expense for the three months ended June 30, 2004 was $0 compared to $0 for the three months ended June 30, 2003. Permanent differences associated with statutory depletion deduction in excess of cost depletion reduced the Company's 2004 effective tax rate from an expected statutory rate of 38% to the effective tax rate of 0%.

RESULTS OF OPERATIONS--SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

                  OIL AND GAS SALES. Oil and gas sales in the six months ended June 30, 2004 decreased 3% to $2,914,663 compared to the six months ended June 30, 2003. This decrease is due to a decrease in production of gas and oil. The decrease in production of 21% was partially offset by an increase in oil and gas prices, which increased 22%. The average prices per barrel of oil and mcf of gas received in the six months ended June 30, 2004 were $35.54 and $5.85, respectively, compared to $30.61 and $4.73, respectively, in the six months ended June 30, 2003. During the six months ended June 30, 2003, the Company hedged 180,000 Mcf of gas through price swap agreements with an average price of $2.665 per Mcf. The effects of price swap agreements reduced 2003 sales revenues by $438,400. Production of oil for the first six months ended 2004 decreased to 14 MMBls compared to 19 MMBls for the first six months of 2003. Gas production decreased to 404 MMcf for the first six months of 2004 compared to 517 MMcf for the first six months ended June 30, 2003, a decrease of 22%.

         LEASE OPERATIONS. Lease operations expense increased $32,435 in the six months ended June 30, 2004 to $481,475, a 7% increase compared to the six months ended June 30, 2003. Increased expense resulted from an increase in the number of wells and well repairs. Lease operations expense on an equivalent unit of production basis was $1.00 per Mcfe in the six months ended June 30, 2004 compared to $.73 per Mcfe for the six months ended June 30, 2003. This increase resulted primarily due to additional workover, disposal and maintenance costs.

         PRODUCTION AND SEVERANCE TAXES. Production and severance taxes decreased 16% to $192,801 in the six months ended June 30, 2004 compared to $230,210 in the six months ended June 30, 2003. Production and severance taxes are assessed on the value of the oil and gas produced, exclusive of hedging arrangements. As a result, the decrease resulted primarily from decreased oil and gas sales before reduction of sales due to hedging.

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense increased $73,399 to $880,441 in the six months ended June 30, 2004, up 9% from the six months ended June 30, 2003. This increase is due primarily to lower production levels and higher drilling costs. The oil and gas depreciation, depletion and amortization rate per equivalent unit of production was $1.29 per Mcfe in the six months ended June 30, 2004 compared to $1.02 per Mcfe in the six months ended June 30, 2003.

         INTEREST. Interest expense for the six months ended June 30, 2004 was $284,154 compared to $234,806 for the six months ended June 30, 2003. This increase is primarily attributable to a higher average interest bearing debt balance outstanding during the six months ended June 30, 2004.

          GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense for the six months ended June 30, 2004 was $980,269 compared to $854,567 for the six months ended June 30, 2003, an increase of 15%. This increase of $125,702 was the result of an increase in salaries and expenses of technical personnel needed for field work. General and administrative expense per equivalent unit of production was $1.98 per Mcfe for the six months ended June 30, 2004 compared to $1.36 per Mcfe for the comparable period in 2003.

         INCOME TAXES. Income tax expense for the six months ended June 30, 2004 was $0 compared to $0 for the six months ended June 30, 2003. Permanent differences associated with statutory depletion deduction in excess of cost depletion reduced the Company's 2004 effective tax rate from an expected statutory rate of 38% to the effective tax rate of 0%.

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

CASH FLOW--SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

         In the six months ended June 30, 2004 and 2003, GMX spent $1,776,430 and $257,520, respectively, in oil and gas acquisitions and development activities. These investments were funded for the six months ended June 30, 2004 by debt and common stock sales. Cash flow provided by operating activities in the six months ended June 30, 2004 was $765,170 compared to cash flow used in operating activities in the six months ended June 30, 2003 of $921,573.

CREDIT FACILITY

         The Company has a secured credit facility, which on June 18, 2004 was amended to extend the maturity from September 1, 2004 to September 1, 2006 and provides for a line of credit of up to $15,000,000 (the "Commitment"), subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves which is reduced monthly to account for production ("Borrowing Base"). The Borrowing Base was also amended to $7.04 million on June 18, 2004 and is subject to a reduction of $100,000 per month. The amount of credit available at any one time under the credit facility is the lesser of the Borrowing Base or the amount of the Commitment. At June 30, 2004, our debt amount of $6,890,000 equaled the Borrowing Base. The terms of the credit facility are more fully described in our annual report on Form 10-KSB for the year ended December 31, 2003.

         The credit facility contains various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sale of assets, mergers and consolidations, dividends and distributions, changes in management and require the maintenance of various financial ratios.

         In June 2004, the Company used the increased availability under its credit facility to repay its outstanding 11% subordinated notes in the amount of $1,000,000.

COMMON STOCK PLACEMENTS

         On April 5, 2004, the Company completed a private placement of 200,000 shares of common stock to a single institutional investor for $5.00 per share or $1,000,000, receiving net proceeds of $950,000 after a $50,000 commission to Sanders Morris Harris. These shares were not registered under the Securities Act of 1933 ("Securities Act").

         On June 23, 2004, the Company closed a private placement of 1,100,000 shares of common stock to a group of institutional and individual investors for $6.85 per share, or $7,535,000, receiving net proceeds of $7,082,900 after a $452,100 placement agent fee paid to Hibernia Southcoast Capital. These shares were not registered under the Securities Act. Proceeds will be used for development of the Company's East Texas Properties.

         Subsequent to June 30, 2004, the Company filed a registration statement under the Securities Act to register these shares to permit resale from time to time in non-underwritten transactions. This registration statement was declared effective on August 3, 2004.

         During the three months ended June 30, 2004, the Company also received $92,813 in proceeds from the exercise of warrants to purchase common stock for $1.50 per share issued in the Company's subordinated note private placement in January. Subsequent to June 30, another 73,021 warrants were exercised and as of August 4, 2004, no remaining $1.50 warrants were outstanding.

WORKING CAPITAL

         At June 30, 2004, the Company had working capital of $6,481,566. Total long-term debt outstanding at June 30, 2004 was $6.89 million, representing 18% of our total capitalization. Subsequent to June 30, 2004, the Company reduced the line of credit to $900,000 with proceeds from the common stock sales. The Company will reborrow up to the Borrowing Base as funds are needed. As a result of the extension of the maturity of the credit facility and the proceeds of the common stock sales, management believes the Company has sufficient funds available to meet its planned East Texas development activities for the remainder of the year unless current development plans are accelerated.

EAST TEXAS PROPERTY ACTIVITIES

         2ND QUARTER ACTIVITY

         During the second quarter of 2004, the Company and Penn Virginia Corporation accelerated the development of wells in Area I, with the addition of an additional rig to permit drilling of two wells simultaneously. There were three Cotton Valley wells completed during the quarter, in which GMX has a 20% carried interest. Production from these wells was not significant during the 2nd quarter, but are expected to enhance 3rd quarter production levels.

         The Company successfully recompleted one of its 100% owned wells in Area III.

         PLANNED ACTIVITY

         Since June 30, 2004, the fourth Penn Virginia well (in which GMX has a 20% carried interest) was successfully completed in the Cotton Valley, in early July with good results. Wells five (in which GMX has a 20% carried interest) and six (in which GMX has a non-carried 30% working interest) will be completed in August in the Cotton Valley and well seven (also a non-carried 30% working interest) completion is scheduled for early September in the same formation. Penn Virginia has announced its intent to drill a total of 12-15 wells in East Texas. To date, all drilling has been in Area I. Negotiations are in progress with Penn Virginia to make certain modifications to the participation agreement in light of the planned increase in activity.

         Completion performances thus far have met GMX expectations and are similar to the region's profile. Current completion methods are either `Hybrid' water/gel fracture treatments with greater than 300,000 pounds of `Econo Prop' or resin coated sand `water frac' treatments with less sand. Both methods utilize around 11,000 barrels of fluid injected at high rates. These methods are resulting in better initial rates and production declines than previously established on the Company's properties.

         Wells eight and nine (both 30% non-carried working interest) will reach total depth before August 15, 2004. Drilling days have been reduced from 21 to 18 days for 10,500 foot wells. Cost savings efforts as well as efficiency improvements have cut estimated costs to drill and complete these wells from around $1,600,000 to less than $1,500,000. Continued cost reduction measures are being discussed.

         On GMX 100% owned wells in Area III, four recompletions are planned on or before October 15, 2004.

         Actual activities under the Penn Virginia joint venture agreement and the Company's separate activities will depend on drilling and completion results.

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

PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         See Part I, Item 2 - "Common Stock Placement" for information about a private placements of 200,000 and 1,100,000 shares of common stock in April and June 2004. All of these shares were sold in reliance on Rule 506 of Regulation D under the Securities Act. All purchasers were accredited investors, purchased for investment and no general solicitation or advertising was used in the offerings.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.    OTHER INFORMATION

           None

ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits: See Exhibit Index.

               Reports on Form 8-K: During the quarter ended June 30, 2004, the Company filed the following Forms 8-K:

               DATE OF REPORT          ITEM AND DESCRIPTION
               --------------          --------------------

               April 5, 2004           Item 5 - Reporting private placement of
                                       200,000 shares of common stock

               April 9, 2004           Item 5 - Reporting publication of
                                       investor presentation

               April 29, 2004          Item 4 - Reporting change in certifying
                                       accountant to Smith, Carney & Co., P.C.

               May 6, 2004             Item 12 - Reporting certain results of
                                       operations for Quarter ended March 31,
                                       2004

               June 4, 2004            Item 5 - Reporting changes in forecast
                                       included in April 9, 2004 Form 8-K

               June 14, 2004           Item 5 - Reporting publication of new
                                       investor presentation

               June 18, 2004           Item 5 - Reporting an amendment to the
                                       credit facility and completion of private placement of common stock


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 10, 2004                   GMX RESOURCES INC.
                                         (Registrant)

                                         /s/ Ken L. Kenworthy Sr.
                                         ---------------------------------------
                                         Ken L. Kenworthy, Sr.,
                                         Executive Vice President and Chief
                                         Financial Officer (Principal Financial
                                         and Accounting Officer)

                                  EXHIBIT INDEX




Exhibit No.                Description
-----------                -----------

  31.1              Rule 13a-14(a) Certification of Chief Executive Officer
  31.2              Rule 13a-14(a) Certification of Chief Financial Officer
  32.1              Section 1350 Certification of Chief Executive Officer
  32.2              Section 1350 Certification of Chief Executive Officer