Form 10QSB
period 2004-09-30
GMX RESOURCES INC
filed 2004-11-08
CIK 1127342

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2004



     [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from __________ to __________



                          COMMISSION FILE NO. 000-32325



                               GMX RESOURCES INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



           OKLAHOMA                                              73-1534474
-------------------------------                             --------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


                ONE BENHAM PLACE, 9400 NORTH BROADWAY, SUITE 600
                          OKLAHOMA CITY, OKLAHOMA 73114
                    ----------------------------------------
                    (Address of principal executive offices)


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

As of September 30, 2004, there were 8,053,540 shares of GMX Resources Inc. Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [_]   No [X]

================================================================================

                               GMX RESOURCES INC.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION ..............................................  1

Item 1:   Financial Statements ..............................................  1

          Consolidated Balance Sheets as of December 31, 2003,
          and September 30, 2004 (Unaudited) ................................  1

          Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2003, and September 30, 2004...  2

          Consolidated Statements of Comprehensive Income (Unaudited) for
          the three and nine months ended September 30, 2003, and
          September 30, 2004 ................................................  3

          Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2003, and September 30, 2004 ...........  4

          Condensed Notes to Interim Financial Statements (Unaudited) .......  5

Item 2:   Management's Discussion & Analysis or Plan of Operation ...........  8

Item 3:   Controls and Procedures ........................................... 12



PART II.  OTHER INFORMATION ................................................. 12

Item 1:   Legal Proceedings ................................................. 12

Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds ....... 12

Item 3:   Defaults Upon Senior Securities ................................... 12

Item 4:   Submission of Matters to a Vote of Security Holders ............... 12

Item 5:   Other Information ................................................. 12

Item 6:   Exhibits .......................................................... 13



Signature Page .............................................................. 14


Exhibit Index ............................................................... 15

PART I -- FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                       GMX RESOURCES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                             December 31,      September 30,
                                                                                                 2003              2004
                                                                                             ------------      ------------
                                                                                                               (Unaudited)
                                               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                               $    637,522      $  1,512,492
     Accounts receivable--interest owners                                                         299,442           374,255
     Accounts receivable--oil and gas revenues                                                    432,844           613,910
     Inventories                                                                                  235,004           189,548
     Prepaid expenses                                                                              11,608           199,964
                                                                                             ------------      ------------
               Total current assets                                                             1,616,420         2,890,169
                                                                                             ------------      ------------

OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL
COST METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES                                           32,449,096        35,154,810

     Less accumulated depreciation, depletion, and amortization                                (4,788,779)       (5,833,135)
                                                                                             ------------      ------------
                                                                                               27,660,317        29,321,675
                                                                                             ------------      ------------

OTHER PROPERTY AND EQUIPMENT                                                                    3,200,345         3,319,713

     Less accumulated depreciation                                                               (991,889)       (1,340,229)
                                                                                             ------------      ------------
                                                                                                2,208,456         1,979,484
                                                                                             ------------      ------------

OTHER ASSETS                                                                                       16,013           183,846
                                                                                             ------------      ------------
               TOTAL ASSETS                                                                  $ 31,501,206      $ 34,375,174
                                                                                             ============      ============

                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                        $  1,134,500      $    698,140
     Accrued expenses                                                                              64,887           280,743
     Accrued interest                                                                              29,703                --
     Revenue distributions payable                                                                285,382           382,213
     Current portion of long-term debt                                                          1,060,000                --
                                                                                             ------------      ------------
               Total current liabilities                                                        2,574,472         1,361,096

LONG-TERM DEBT, LESS CURRENT PORTION                                                            5,630,000           890,000

OTHER LIABILITIES                                                                                 678,169           644,186

DEFERRED INCOME TAXES                                                                                  --                --

SHAREHOLDERS' EQUITY:
     Preferred stock, par value $.01 per share, 500,000 shares authorized
     Common stock, par value $.001 per share--authorized 50,000,000 shares;
          issued and outstanding 6,575,000 shares in 2003 and 8,053,540
          shares in 2004                                                                            6,575             8,054
     Additional paid-in capital                                                                20,959,973        29,378,529
     Retained earnings (accumulated deficit)                                                    1,652,017         2,093,309
                                                                                             ------------      ------------
               Total shareholders' equity                                                      22,618,565        31,479,892
                                                                                             ------------      ------------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 31,501,206      $ 34,375,174
                                                                                             ============      ============

          See accompanying notes to consolidated financial statements.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  Three Months Ended                Nine Months Ended
                                                                    September 30,                     September 30,
                                                            -----------------------------     -----------------------------
                                                                2003             2004             2003             2004
                                                            ------------     ------------     ------------     ------------
REVENUE:
  Oil and gas sales                                         $  1,274,173     $  1,819,402     $  4,284,000     $  4,734,065
  Interest income                                                    612            8,844            2,194           12,262
  Other income                                                        --               --           11,718               --
                                                            ------------     ------------     ------------     ------------
     Total revenue                                             1,274,785        1,828,246        4,297,912        4,746,327
                                                            ------------     ------------     ------------     ------------

EXPENSES:
  Lease operations                                               212,308          241,122          661,349          722,597
  Accretion expense on asset retirement obligations                5,630            5,630           16,891           16,891
  Production and severance taxes                                  83,584          124,033          313,794          316,834
  Depreciation, depletion, and amortization                      345,496          528,194        1,152,508        1,408,605
  Interest                                                        99,446           67,498          334,252          351,652
  General and administrative                                     348,727          483,381        1,203,397        1,463,650
                                                            ------------     ------------     ------------     ------------
     Total expenses                                            1,095,191        1,449,858        3,682,191        4,280,229
                                                            ------------     ------------     ------------     ------------

  Income before income taxes                                     179,594          378,388          615,721          466,098

INCOME TAXES                                                          --           24,806               --           24,806
                                                            ------------     ------------     ------------     ------------

NET INCOME BFORE CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE                                             179,594          353,582          615,721          441,292
                                                            ------------     ------------     ------------     ------------

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                 --               --          (51,834)              --
                                                            ------------     ------------     ------------     ------------

NET INCOME                                                  $    179,594     $    353,582     $    563,887     $    441,292
                                                            ============     ============     ============     ============

EARNINGS PER SHARE--Before Cumulative Effect                $       0.03     $       0.04     $       0.09     $       0.06
                                                            ============     ============     ============     ============

EARNINGS PER SHARE--Cumulative Effect                       $         --     $         --     $      (0.01)    $         --
                                                            ============     ============     ============     ============

EARNINGS PER SHARE--Basic and Diluted                       $       0.03     $       0.04     $       0.08     $       0.06
                                                            ============     ============     ============     ============

WEIGHTED AVERAGE COMMON SHARES--Basic                          6,565,000        8,048,152        6,550,000        7,176,396
                                                            ============     ============     ============     ============

WEIGHTED AVERAGE COMMON SHARES--Diluted                        6,601,750        8,183,662        6,574,421        7,258,695
                                                            ============     ============     ============     ============

          See accompanying notes to consolidated financial statements.

                       GMX RESOURCES INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                                  Three Months Ended                Nine Months Ended
                                                                    September 30,                     September 30,
                                                            -----------------------------     -----------------------------
                                                                2003             2004             2003             2004
                                                            ------------     ------------     ------------     ------------
Net income                                                  $    179,594     $    353,582     $    563,887     $    441,292

Other comprehensive income (loss), net of tax:
     Adjustment for derivative losses reclassified
        into oil and gas sales                                        --               --          438,400               --
     Change in fair value of derivative instruments                   --               --          (17,100)              --
                                                            ------------     ------------     ------------     ------------

Comprehensive income                                        $    179,594     $    353,582     $    985,187     $    441,292
                                                            ============     ============     ============     ============














          See accompanying notes to consolidated financial statements.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004
                                   (UNAUDITED)


                                                                                  2003              2004
                                                                              ------------      ------------
CASH FLOWS DUE TO OPERATING ACTIVITIES
     Net income                                                               $    563,887      $    441,292
     Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
          Compensation--stock options                                               29,801                --
          Depreciation, depletion, and amortization                              1,112,718         1,408,605
          (Gain) loss on disposal of asset                                              --             3,589
          Cumulative effect of change in accounting principle, net of tax           51,834                --
          Accretion of asset retirement obligation                                  16,891            16,891
          Amortization of loan fees                                                 39,790           126,031
          Decrease (increase) in:
               Accounts receivable                                                 164,552          (255,879)
               Inventory and prepaid expenses                                       12,213          (179,512)
          Increase (decrease) in:
               Accounts payable                                                 (1,133,376)         (436,360)
               Accrued expenses and liabilities                                    161,938           186,153
               Revenue distributions payable                                       108,108            45,957
                                                                              ------------      ------------
                    Net cash provided by (used in) operating activities          1,128,356         1,356,767
                                                                              ------------      ------------

CASH FLOWS DUE TO INVESTING ACTIVITIES
     Additions to oil and gas properties                                          (170,082)       (2,705,714)
     Purchase of property and equipment                                                 --          (138,868)
                                                                              ------------      ------------

                    Net cash provided by (used in) investing activities           (170,082)       (2,844,582)
                                                                              ------------      ------------

CASH FLOWS DUE TO FINANCING ACTIVITIES
     Advances on borrowings                                                             --         2,000,000
     Payments on debt                                                             (940,000)       (7,800,000)
     Proceeds from sale of stock                                                    25,000         8,162,785
                                                                              ------------      ------------

                    Net cash provided by (used in) financing activities           (915,000)        2,362,785
                                                                              ------------      ------------

Net increase in cash                                                                43,274           874,970

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   543,917           637,522
                                                                              ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $    587,191      $  1,512,492
                                                                              ============      ============

CASH PAID FOR INTEREST                                                        $    270,324      $    255,324
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

          See accompanying notes to consolidated financial statements.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in GMX Resources Inc.'s ("GMX" or the "Company") 2003 Annual Report on Form 10-KSB.

     In the opinion of GMX's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of GMX as of September 30, 2004, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2003 and 2004.

STOCK OPTIONS

     The Company applies the intrinsic value-based method of accounting for its fixed plan stock options, as described by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense for grants to employees would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the option. Compensation expense is recognized for grants to non-employees. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, GMX has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

     At September 30, 2004, the number of options exercisable was 203,000, and the weighted-average exercise price of those options was $3.85.

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

                                                        Three Months Ended                 Nine Months Ended
                                                  ------------------------------     ------------------------------
                                                      2003              2004             2003              2004
                                                  ------------      ------------     ------------      ------------
Net income as reported                            $    179,594      $    353,582     $    563,887      $    441,292
Deduct:  Stock-based compensation, net of tax          (48,546)               --         (145,642)               --
                                                  ------------      ------------     ------------      ------------
Pro forma                                         $    131,048      $    353,582     $    418,245      $    441,292
                                                  ============      ============     ============      ============
Earnings Per Share:
            Basic - as reported                   $       0.03      $       0.04     $       0.08      $       0.06
            Basic - pro forma                             0.02              0.04             0.06              0.06
            Diluted - as reported                         0.03              0.04             0.08              0.06
            Diluted - pro forma                           0.02              0.04             0.06              0.06

RECENTLY ISSUED PRONOUNCEMENTS

     SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying cost of the asset. The Company adopted SFAS No. 143 on January 1, 2003, and has recognized $281,516 as the fair value of asset retirement obligations. As of January 1, 2003, the Company recognized an after tax charge of $51,834 as the cumulative effect of adoption of this standard in the first quarter of 2003.

     Below is a reconciliation of the beginning and ending aggregate carrying amount of the Company's asset retirement obligations.

                                                   Nine Months     Nine Months
                                                      Ended           Ended
                                                   September 30,   September 30,
                                                       2003            2004
                                                   ------------    ------------
     Beginning of the period                       $         --    $    304,038
     Initial adoption entry                             281,516              --
     Liabilities incurred in the current period              --              --
     Liabilities settled in the current period               --              --
     Accretion expense                                   16,891          16,891
                                                   ------------    ------------
     End of the period                             $    298,407    $    320,929
                                                   ============    ============

     The pro forma effects on prior periods were not material.

     In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," to address (1) decisions reached by the Derivative Implementation Group; (2) developments in other FASB projects that address financial instruments; and (3) implementation issues related to the definition of a derivative. Statement 149 has multiple effective date provisions depending on the nature of amendment to Statement 133. The adoption of this statement did not have a material impact on our consolidated financial statements.

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

2.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     During the first quarter of 2003, the Company had in place two natural gas price swaps initiated in March 2002 which expired in February 2003. These agreements related to 50,000 and 40,000 MMBtu per month respectively, whereby the Company received a fixed price of $2.66 and $2.67 per MMBtu respectively and paid the counterparty an index price. These swap agreements covered approximately 85% of the Company's expected monthly production during the period the agreements were in effect. The Company has not entered into any subsequent swaps or other derivative financial instruments and none were outstanding on September 30, 2004.

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

     GMX may enter into financial hedging activities with respect to a portion of its projected oil and natural gas production through various financial transactions to manage its exposure to oil and gas price volatility. These transactions include financial price swaps whereby GMX will receive a fixed price for its production and pay a variable market price to the contract counterparty. These financial hedging activities are intended to support oil and natural gas prices at targeted levels and to manage GMX's exposure to oil and gas price fluctuations. The oil and gas reference prices upon which these price hedging instruments are based reflect various market indices that have a high degree of historical correlation with actual prices received by GMX.

     GMX does not hold or issue derivative instruments for trading purposes. GMX's commodity price financial swaps were designated as cash flow hedges. Changes in the fair value of these derivatives were reported in "other comprehensive income." These amounts were reclassified to oil and gas sales when the forecasted transaction took place.

3.   EARNINGS PER SHARE

     For the three and nine months ended September 30, 2003, diluted earnings per share reflect the potential dilution of 36,750 common shares and 24,421 common shares, respectively. For the three months and nine months ended September 30, 2004, diluted earnings per share reflect the potential dilution of 135,510 common shares and 82,299 common shares, respectively. As of September 30, 2004, GMX had outstanding 1,250,000 Class A warrants and 250,000 additional warrants that were issued to the underwriters of the February 2001 offering, 200,000 additional warrants that were issued to underwriters of the July 2001 offering, 203,000 options issued to employees and 60,000 stock options issued to a consultant. The exercise price of a portion of the warrants and a portion of stock options exceeded the average price of the underlying securities for the first nine months of 2004. Stock options for employees for 20,000 shares at $8.00, 13,000 shares at $4.03, 6,000 shares at $6.95, 15,000 shares at $5.00,
10,000 shares at $3.50 and 139,000 shares at $3.00 were outstanding which resulted in 85,033 shares of dilutive common stock equivalent.

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

5.   CREDIT FACILITY

     On October 25, 2004, the Company received notification that its borrowing base under its credit agreement with its bank was increased from $7.04 million to $10 million. At September 30, 2004, the Company had $0.89 million borrowed at an annual interest rate of 4.75%.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OPERATING DATA

     The following table presents an unaudited summary of certain operating data for the periods indicated.

                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           SEPTEMBER 30                      SEPTEMBER 30
                                                   -----------------------------     -----------------------------
                                                       2003             2004             2003             2004
                                                   ------------     ------------     ------------     ------------
     PRODUCTION:
     Oil production (MBbls)                                   7                7               26               22
     Natural gas production (MMcf)                          214              276              731              680
     Equivalent production (MMcfe)                          257              317              884              811

     AVERAGE SALES PRICE:
     Oil price (per Bbl)                           $      30.41     $      39.81     $      30.59     $      37.22
     Natural gas price (per Mcf) (1)                       4.96             5.61             4.80             5.76

     AVERAGE SALES PRICE (PER MCFE)                $       4.96     $       5.74     $       4.85     $       5.84

     OPERATING AND OVERHEAD COSTS (PER MCFE):
     Lease operating expenses                      $        .83     $        .76     $        .75     $        .89
     Production and severance taxes                         .33              .39              .36              .39
     General and administrative                            1.36             1.53             1.36             1.80
                                                   ------------     ------------     ------------     ------------
                 Total                             $       2.52     $       2.68     $       2.47     $       3.08
                                                   ------------     ------------     ------------     ------------

     Cash Operating Margin (per Mcfe)              $       2.44     $       3.06     $       2.38     $       2.76

     Other (per Mcfe):

     Depreciation, depletion and amortization -
     oil and gas production                        $       1.04     $       1.28     $       1.02     $       1.29

____________

(1) Net of results of gas hedging activities which reduced the average gas price in the nine months ended September 30, 2003, by $.60 per Mcf.

RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

     OIL AND GAS SALES. Oil and gas sales in the three months ended September 30, 2004, increased 43% to $1,819,402 compared to the three months ended September 30, 2003. This increase was due to an increase in production of oil and gas, which increased 23%, and an increase in oil and gas prices of 16%. The average price per barrel of oil and Mcf of gas received in the three months ended September 30, 2004, was $39.81 and $5.61, respectively, compared to $30.41 and $4.96, respectively, in the three months ended September 30, 2003.

     Production of oil for the three months ended September 30, 2004, remained at 7 MBbls compared to 7 MBbls for the three months ended September 30, 2003. Gas production increased to 276 MMcf for the three months ended September 30, 2004, compared to 214 MMcf for the three months ended September 30, 2003, an increase of 29%. This increase in oil and gas production for the three months ended September 30, 2004, resulted primarily from increased production from workover wells and joint venture wells drilled and completed.

     LEASE OPERATIONS. Lease operations expense increased $28,814 in the three months ended September 30, 2004, to $241,122, a 14% increase compared to the three months ended September 30, 2003. Increased expense resulted primarily from the major workovers and an increase in the numbers of wells producing. Lease operations expense on an equivalent unit of production basis was $.76 per Mcfe in the three months ended September 30, 2004, compared to $.83 per Mcfe for the three months ended September 30, 2003. This per unit decrease resulted from a previous program of increased maintenance to enhance production and lower operating costs for newer wells.

     PRODUCTION AND SEVERANCE TAXES. Production and severance taxes increased 48% to $124,033 in the three months ended September 30, 2004, compared to $83,584 in the three months ended September 30, 2003. Production and severance taxes are assessed on the value of the oil and gas produced. As a result, the increase resulted primarily from increased oil and gas sales as described above.

     DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense increased $182,698 to $528,194 in the three months ended September 30, 2004, up 53% from the three months ended September 30, 2003. This increase is due primarily to an increase in production levels. The oil and gas depreciation, depletion and amortization rate per equivalent unit of production was $1.28 per Mcfe in the three months ended September 30, 2004, compared to $1.04 per Mcfe in the three months ended September 30, 2003. This rate increased primarily from the increased cost of services in the field.

     INTEREST. Interest expense for the three months ended September 30, 2004, was $67,498 compared to $99,446 for the three months ended September 30, 2003. This decrease is primarily attributable to a reduced interest rate on our variable rate credit facility and decreased debt amounts outstanding.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense for the three months ended September 30, 2004, was $483,381 compared to $348,727 for the three months ended September 30, 2003, an increase of 39%. This increase of $134,654 was primarily the result of an increase in technical personnel. General and administrative expense per equivalent unit of production was $1.53 per Mcfe for the three months ended September 30, 2004, compared to $1.36 per Mcfe for the comparable period in 2003.

     INCOME TAXES. Income tax expense for the three months ended September 30, 2004, was $24,806 compared to $0 for the three months ended September 30, 2003. Permanent differences associated with statutory depletion deduction in excess of cost depletion reduced the Company's effective tax rate from an expected statutory rate of 38%. Income taxes are resulting from alternative minimum tax liability.

RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

     OIL AND GAS SALES. Oil and gas sales in the nine months ended September 30, 2004, increased 11% to $4,734,065 compared to the nine months ended September 30, 2003. This increase is due to a decrease in production of oil and gas of 8%, but was offset by an increase in oil and gas prices, which increased 20%. The average prices per barrel of oil and Mcf of gas received in the nine months ended September 30, 2004, were $37.22 and $5.76, respectively, compared to $30.59 and $4.80, respectively, in the nine months ended September 30, 2003. During the nine months ended September 30, 2003, the Company hedged 50,000 and 40,000 MMBtu per month of gas through price swap agreements with a fixed price of $2.66 and $2.67 per MMBtu respectively. The effects of price swap agreements reduced 2003 sales revenues by $438,400.

     Production of oil for the nine months ended September 30, 2004, decreased to 22 MBbls compared to 26 MBbls for the first nine months of 2003, a decrease of 15%. Gas production decreased to 680 MMcf for the nine months ended September 30, 2004, compared to 731 MMcf for the nine months ended September 30, 2003, a decrease of 7%. Decreased production in the first nine months of 2004 resulted primarily from natural declines, repairs and re-work downtime and does not reflect increases in production from drilling activity that commenced after the first of the year in 2004.

     LEASE OPERATIONS. Lease operations expense increased $61,248 in the nine months ended September 30, 2004, to $722,597; a 9% increase compared to the nine months ended September 30, 2003. Increased expense resulted from an increase in wells and well repairs. Lease operations expense on an equivalent unit of production basis was $.89 per Mcfe in the nine months ended September 30, 2004, compared to $.75 per Mcfe for the nine months ended September 30, 2003. This increase resulted from a focused program of increased maintenance to enhance production.

     PRODUCTION AND SEVERANCE TAXES. Production and severance taxes increased 1% to $316,834 in the nine months ended September 30, 2004, compared to $313,794 in the nine months ended September 30, 2003. Production and severance taxes are assessed on the value of the oil and gas produced, exclusive of hedging arrangements. As a result, the increase resulted primarily from increased oil and gas sales prices as described above.

     DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense increased $256,097 to $1,408,605 in the nine months ended September 30, 2004, up 22% from the nine months ended September 30, 2003. This increase is due primarily to lower production levels and higher drilling costs. The oil and gas depreciation, depletion and amortization rate per equivalent unit of production was $1.29 per Mcfe in the nine months ended September 30, 2004, compared to $1.02 per Mcfe in the nine months ended September 30, 2003. This rate increased primarily from the effects of higher costs attributed to our reserve base.

     INTEREST. Interest expense for the nine months ended September 30, 2004, was $351,652 compared to $334,252 for the nine months ended September 30, 2003. This increase is primarily attributable to an increase in average interest rates during the nine months ended September 30, 2004, and increased average balances outstanding.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense for the nine months ended September 30, 2004, was $1,463,650 compared to $1,203,097 for the nine months ended September 30, 2003, an increase of 22%. This increase of $260,253 was primarily the result of an increase in salaries and expenses of technical personnel needed for field operations. General and administrative expense per equivalent unit of production was $1.80 per Mcfe for the nine months ended September 30, 2004, compared to $1.36 per Mcfe for the comparable period in 2003.

     INCOME TAXES. Income tax expense for the nine months ended September 30, 2004, was $24,806 compared to $0 for the nine months ended September 30, 2003. This increase primarily resulted from permanent differences associated with statutory depletion deduction in excess of cost depletion which reduced the Company's effective tax rate from an expected statutory rate of 38% to our effective tax rate. Income taxes are resulting from alternative minimum tax liability.

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

CASH FLOW--NINE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

     In the nine months ended September 30, 2004 and 2003, GMX spent $2,705,714 and $170,082, respectively, in oil and gas acquisitions and development activities. Cash flows provided by operating activities for the nine months ended September 30, 2004, were $1,356,767 compared to cash flows used in operating activities of $1,128,356 in the same period of 2003. Net proceeds from private placements of common stock of approximately $8 million in the second quarter of 2004 supplemented operating cash flows. Such proceeds were also used to pay down the Company's credit facility to reduce interest costs pending need for the funds. During the three months ended September 30, 2004, the Company also received $84,750 from exercises of warrants to purchase common stock for $1.50 per share.

CREDIT FACILITY

     The Company has a secured credit facility, which matures on September 1, 2006, and provides for a line of credit of up to $15,000,000 (the "Commitment"), subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves which is reduced monthly to account for production ("Borrowing Base"). The amount of credit available at any one time under the credit facility is the lesser of the Borrowing Base or the amount of the Commitment. At September 30, 2004, the Borrowing Base was $7,040,000 and the outstanding debt was $890,000. The line was increased on October 25, 2004 to $10,000,000. The terms of the credit facility are more fully described in our annual report on Form 10-KSB for the year ended December 31, 2003.

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

WORKING CAPITAL

     At September 30, 2004, GMX had working capital of $1,529,073 plus an unfunded line of credit of $7,040,000. Management believes the Company has sufficient funds available to meet its planned East Texas development activities for the remainder of the year.

EAST TEXAS PROPERTY ACTIVITIES

     3RD QUARTER ACTIVITY. During the third quarter 2004, the Company and Penn Virginia Oil & Gas Corporation (PVOG), our joint venture partner in East Texas, completed six wells in Phase I area of our joint venture. GMX has a 20% carried interest in 2 wells and a 30% interest in the remaining 4 wells. Production from these wells is expected to enhance 4th quarter production levels. The Company also successfully recompleted one of its 100%-owned wells in Phase III area.

     PLANNED ACTIVITY. PVOG commenced drilling of 6 wells in this quarter and completed 2 of them. They also completed 4 wells that commenced in the 2nd Quarter. Since the inception of the venture in January 2004 through September 30, 2004, PVOG had commenced drilling of 13 Cotton Valley wells of the total planned 15 to 17 wells in Phase I area in 2004. As of September 30, 2004, of these 13 wells, 9 have been successfully completed and the remainder were drilling or in the process of completion.

FORWARD-LOOKING STATEMENTS

     All statements made in this document and accompanying supplements other than purely historical information are "forward-looking statements" within the meaning of the federal securities laws. These statements reflect expectations and are based on historical operating trends, proved reserve positions and other currently available information. Forward-looking statements include statements regarding future plans and objectives, future exploration and development expenditures and number and location of planned wells, statements regarding the quality of our properties and potential reserve and production levels, statements regarding potential sales of properties and statements regarding the status or expected outcome of pending litigation. These statements may be preceded or followed by or otherwise include the words "believes," "expects," "anticipates," "intends," "plans," "estimates," "projects" or similar expressions or statements that events "will" or "may" occur. Except as otherwise specifically indicated, these statements assume that no significant changes will occur in the operating environment for oil and gas properties and that there will be no material acquisitions or divestitures except as otherwise described.

     The forward-looking statements in this report are subject to all the risks and uncertainties which are described in our annual report on Form 10-KSB for the year ended December 31, 2003, and in this document. We may also make material acquisitions or divestitures or enter into financing transactions. None of these events can be predicted with certainty or not taken into consideration in the forward-looking statements.

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

         (B) CHANGE IN THE INTERNAL CONTROLS OVER FINANCIAL REPORTING. There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II -- OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

None


ITEM 2:  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders was held on August 17, 2004. The following directors were re-elected to the Board by the votes 6,871,872:

                 NAME                   VOTES FOR            WITHHELD AUTHORITY
                 ----                   ---------            ------------------
         Ken L. Kenworthy, Jr.          6,811,022                   4,950
         Ken L. Kenworthy, Sr.          6,811,022                   4,950
         T.J. Boismier                  6,811,022                   4,950
         Steven Craig                   6,811,022                   4,950

The shareholders also ratified the selection of Smith, Carney Co., P.C., as the Company's independent public accountant for the year ending December 31, 2004 by a vote of 6,810,172 shares for, 1,800 shares against and 4,000 shares abstaining or not voting.


ITEM 5:  OTHER INFORMATION

         Karen M. Kenworthy, the spouse of the Company's Chief Executive Officer, Ken L. Kenworthy, Jr. established effective October 18, 2004 a selling plan (the "Plan") under Rule10b5-1 adopted by the Securities and Exchange Commission in 2000. Mrs. Kenworthy is not an officer or director of the Company and Mr. Kenworthy has disclaimed beneficial ownership of the shares owned by his spouse. This rule permits insiders to establish trading programs for pre-planned transactions that can be effected without a concern that the insider is aware of material inside information at the time of the planned transactions. Under Mrs. Kenworthy's Plan, she plans to sell up to 143,000 shares of common stock at prices ranging from $7.67 to $11.67, and 11,000 shares have already been sold under the Plan, and she sold an additional 22,000 shares prior to the adoption of the Plan. If all of the shares covered by the Plan are sold, Mrs. Kenworthy will continue to own 763,157 shares of common stock which represents approximately 9.5% of the shares outstanding as of September 30, 2004. Mrs. Kenworthy has advised the Company that the Plan does not reflect a lack of confidence in the Company, but is designed to permit her to monetize approximately 15.4% of her ownership in a systematic non-discretionary manner. Mr. Kenworthy, Jr. currently owns individually 928,185 shares of common stock, constituting approximately 11.5% of the shares outstanding, and these shares and ownership are not affected by Mrs. Kenworthy's Plan.

         On October 5, 2004, the Company announced that the Board had authorized the repurchase of its outstanding Class A warrants exercisable at a price of $12.00 per share until February 12, 2006. The Company has been authorized to spend up to $250,000 for such purposes at prices deemed attractive by management.


ITEM 6:  EXHIBITS

See Exhibit Index

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 8, 2004             GMX RESOURCES INC.
                                     (Registrant)


                                    /s/ Ken L. Kenworthy, Sr.
                                    -----------------------------
                                    Ken L. Kenworthy, Sr.,
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

Exhibit
No.      Description
-------  -----------
3.1 Amended and Restated Certificate of Incorporation of GMX RESOURCES INC. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, File No. 333-49328)

3.2      Amended Bylaws of GMX RESOURCES INC.

4.1 Warrant Agreement with form of Warrant for the February 12, 2001 Public Offering (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2, File No. 333-49328)

4.2 Form of Underwriters' Warrant for the February 12, 2001 Public Offering (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, File No. 333-49328)

4.3 Form of Underwriters' Warrant for the July 17, 2001 Secondary Offering (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form SB-2, File No. 333-65436)

10.2     Stock Option Plan, as amended (Incorporated by reference to Exhibit
         10.2 to the Registration Statement on Form SB-2, File No. 333-49328)

10.3 Restated Credit Agreement dated October 31, 2000 with Local Oklahoma Bank, N.A. (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form SB-2, File No. 333-63586)

10.3(a)  First Amendment to Credit Agreement (Incorporated by reference to
         Exhibit 10.3(a) to the Registration Statement on Form SB-2, File No. 333-63586)

10.3(b) Second Amendment to Credit Agreement dated May 28, 2002 (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for the quarter ended June 30, 2002)

10.3(c) Third Amendment to Credit Agreement dated August 16, 2002 (Incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-KSB for the year ended December 31, 2002)

10.4(c) Fourth Amendment to Credit Agreement effective August 31, 2003 (Incorporated by reference to Exhibit 10.1 to Quarterly Report as Form 10-QSB for the quarter ended September 30, 2003)

10.4(d) Fifth Amendment to Credit Agreement dated as of January 16, 2004 (Incorporated by reference to Current Report on Form 8-K dated January 16, 2004)

10.4(e) Sixth Amendment to Credit Agreement dated as of March 1, 2004 (Incorporated by reference to Exhibit 10.4(e) to Annual Report on Form 10-KSB for the year ended December 31, 2003)

10.4(f) Letter dated April 14, 2004 from Local Oklahoma Bank (Incorporated by reference to Exhibit 10.4(f) to Annual Report on Form 10-KSB for the year ended December 31, 2003)

10.4(g) Seventh Amendment (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed June 24, 2004)

10.5 Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2, File No. 333-49328)

10.6 Participation Agreement dated December 29, 2003 by and among Penn Virginia Oil & Gas Company, the Company and its wholly owned subsidiaries (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 31, 2003)

10.6(a) First Amendment dated February 27, 2004 to participation agreement between GMX Resources, Inc and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 14, 2004)

10.6(b) Second Amendment dated May 9, 2004 to participation agreement between GMX Resources, Inc and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 14, 2004)

10.6(c) Third Amendment dated April 6, 2004 to participation agreement between GMX Resources, Inc and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed September 14, 2004)

10.6(d) Fourth Amendment dated August 11, 2004 to participation agreement between GMX Resources, Inc and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed September 14, 2004)

10.7 Subordinated Note Purchase Agreement dated January 16, 2004, among GMX Resources Inc. and the Investors named therein (Incorporated by reference to Current Report on Form 8-K filed January 22, 2004)

10.8 Intercreditor and Subordination Agreement dated January 16, 2004, among GMX Resources Inc., the Investors named therein and Local Oklahoma Bank (Incorporated by reference to Current Report on Form 8-K filed January 22, 2004)

10.9 Warrant Agreement dated January 16, 2004, among GMX Resources Inc. and the Warrant Holders named therein (Incorporated by reference to Current Report on Form 8-K filted January 22, 2004)

10.10 Registration Rights Agreement dated January 16, 2004, among GMX Resources Inc. and the Warrant Holders named therein (Incorporated by reference to Current Report on Form 8-K filed January 22, 2004)

10.11 Common Stock Investment Agreement between GMX Resources and the Investor named therein Incorporated by reference to Current Report on Form 8-K filed April 7, 2004)

10.12 Registration Agreement between GMX Resources and the Investor named therein (Incorporated by reference to Current Report on Form 8-K filed April 7, 2004)

10.13 Form of Subscription Agreement dated June 23, 2004 by and between GMX Resources, Inc. and Investors (Incorporated by reference to Exhibit
         10.1 to Current Report on Form 8-K filed June 24, 2004)

10.14 Form of Registration Rights Agreement dated June 23, 2004 by and between GMX Resources, Inc. and Investors (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 24, 2004)

31.1     Rule 13a-14a Certification of Chief Executive Officer

31.2     Rule 13a-14a Certification of Chief Financial Officer

31.3     Section 1350 Certification of Chief Executive Officer

31.4     Section 1350 Certification of Chief Financial Officer