Form 10QSB
period 2005-03-31
GMX RESOURCES INC
filed 2005-05-12
CIK 1127342

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

   [_]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ____________ to ____________


                        COMMISSION FILE NUMBER 000-32325




                               GMX RESOURCES INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            OKLAHOMA                                      73-1534474
  ----------------------------                 ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


 ONE BENHAM PLACE, 9400 NORTH BROADWAY, SUITE 600, OKLAHOMA CITY, OKLAHOMA 73114
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (405) 600-0711
                           ---------------------------
                           (Issuer's Telephone Number)


                                       NA
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



As of April 27, 2005 there were 8,201,587 shares of GMX Resources Inc. Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [_]   No [X]
================================================================================

                               GMX RESOURCES INC.
                                   Form 10-QSB
                      For the Quarter Ended March 31, 2005

                                TABLE OF CONTENTS

PART I  Financial Information.................................................3

Item 1:  Financial Statements.................................................3

    Consolidated Balance Sheets as of December 31, 2004 and
    March 31, 2005 (Unaudited)................................................3

    Consolidated Statements of Operations Three Months Ended
    March 31, 2004 and 2005 (Unaudited).......................................4

    Consolidated Statements of Cash Flows Three Months Ended
    March 31, 2004 and 2005 (Unaudited).......................................5

    Condensed Notes To Interim Financial Statements (Unaudited)...............6

Item 2  Management's Discussion and Analysis or Plan Of Operation............10

Item 3  Controls and Procedures..............................................13



PART II  Other Information...................................................14

Item 1  Legal Proceedings....................................................14

Item 2  Changes in Securities and Small Business Issuer
        Purchases of Equity Securities.......................................14

Item 3  Defaults Upon Senior Securities......................................14

Item 4  Submission of Matters to a Vote of Security Holders..................14

Item 5  Other Information....................................................14

Item 6  Exhibits.............................................................14

Signatures...................................................................15

Exhibit Index................................................................16

PART I  FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                       GMX RESOURCES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             AS OF DECEMBER 31, 2004 AND MARCH 31, 2005 (UNAUDITED)

                                                                    December 31,       March 31,
                                                                        2004             2005
                                                                    ------------     ------------
                                                                                      (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                        $    862,546     $    812,110
   Accounts receivable--interest owners                                   96,248          109,003
   Accounts receivable--oil and gas revenues                           1,501,073        1,367,933
   Inventories                                                           204,442          195,574
   Prepaid expenses                                                      108,447          104,142
                                                                    ------------     ------------
     Total current assets                                              2,772,756        2,588,762
                                                                    ------------     ------------

OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST
  METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES                     42,452,970       45,890,078
     Less accumulated depreciation, depletion, and amortization       (6,496,210)      (7,142,810)
                                                                    ------------     ------------
                                                                      35,956,760       38,747,268
                                                                    ------------     ------------
OTHER PROPERTY AND EQUIPMENT                                           3,515,422        3,709,096
     Less accumulated depreciation                                    (1,308,358)      (1,398,599)
                                                                    ------------     ------------
                                                                       2,207,064        2,310,537
                                                                    ------------     ------------
OTHER ASSETS                                                              54,883           53,882
                                                                    ------------     ------------
     TOTAL ASSETS                                                   $ 40,991,463     $ 43,700,449
                                                                    ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                 $  2,321,517     $  2,409,166
   Accrued expenses                                                      134,718          236,374
   Accrued interest                                                         --               --
   Revenue distributions payable                                         274,862          263,333
   Current portion of long-term debt                                     433,933          400,937
                                                                    ------------     ------------
     Total current liabilities                                         3,165,030        3,309,810
                                                                    ------------     ------------
LONG-TERM DEBT, LESS CURRENT PORTION                                   3,328,361        5,151,848

OTHER LIABILITIES                                                      2,091,216        2,150,386

DEFERRED INCOME TAXES                                                       --               --

SHAREHOLDERS' EQUITY
   Preferred stock, par value $.01 per share,
   500,000 shares authorized
   Common stock, par value $.001 per share - authorized
   50,000,000 shares;
     issued and outstanding 8,053,539 shares in
     2004 and 8,201,587 shares in 2005.                                    8,054            8,202
   Additional paid-in capital                                         29,305,012       29,381,889
   Retained earnings                                                   3,093,790        3,698,314
                                                                    ------------     ------------
     Total shareholders' equity                                        32,06,856       33,088,405
                                                                    ------------     ------------
     TOTAL LIABILITES AND SHAREHOLDERS' EQUITY                      $ 40,991,463     $ 43,700,449
                                                                    ============     ============

See accompanying notes to consolidated financial statements.

                       GMX RESOURCES INC. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2005
                                   (UNAUDITED)

                                                         2004            2005
                                                     -----------     -----------
REVENUE:
       Oil and gas sales                             $ 1,192,758     $ 2,614,895
       Interest income                                     1,329           2,749
       Other income (loss)                                  --                36
                                                     -----------     -----------
                   Total revenue                       1,194,087       2,617,680


EXPENSES:
       Lease operations                                  278,559         448,516
       Production and severance taxes                     77,815         131,537
       Depreciation, depletion, and amortization         421,517         736,801
       Interest                                          139,661          59,744
       General and administrative                        462,116         636,558
                                                     -----------     -----------
                   Total expenses                      1,374,038       2,013,156

       Income (loss) before income taxes                (179,951)        604,524

INCOME TAXES                                                --              --
                                                     -----------     -----------

Net Income (Loss)                                    $  (179,951)    $   604,524
                                                     ===========     ===========

EARNINGS (LOSS) PER SHARE                            $     (0.03)    $      0.07
                                                     ===========     ===========
EARNINGS (LOSS) PER SHARE - Basic and Diluted        $     (0.03)    $      0.07
                                                     ===========     ===========
WEIGHTED AVERAGE COMMON SHARE - BASIC                  6,575,000       8,120,307
                                                     ===========     ===========
WEIGHTED AVERAGE COMMON SHARE - DILUTED                6,758,931       8,223,621
                                                     ===========     ===========

See accompanying notes to consolidated financial statements.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2005
                                   (UNAUDITED)

                                                                        2004            2005
                                                                    -----------     -----------
CASH FLOWS DUE TO OPERATING ACTIVITIES
   Net Income (Loss)                                                $  (179,951)    $   604,524
   Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
      Depreciation, depletion, and amortization                         421,517         736,801
      Accretion of asset retirement obligation                            5,630          10,259
      Amortization of loan fees                                          36,235          17,348
      Decrease (increase) in:
         Accounts receivable                                            272,666         120,385
         Inventories and prepaid expenses                              (241,013)         (3,174)
      Increase (decrease) in:
         Accounts payable                                              (427,162)         87,649
         Accrued expenses and liabilities                               103,340         101,656
         Revenue distributions payable                                  121,440          24,609
                                                                    -----------     -----------

         Net cash provided by operating activities                       82,702       1,700,057
                                                                    -----------     -----------

CASH FLOWS DUE TO INVESTING ACTIVITIES
   Additions to oil and gas properties                                 (706,096)     (3,424,335)
   Purchase of property and equipment                                      --          (193,674)
                                                                    -----------     -----------
         Net cash provided by (used in) investing activities           (706,096)     (3,618,009)
                                                                    -----------     -----------

CASH FLOW DUE TO FINANCING ACTIVITIES
   Advance on borrowings                                              1,000,000       2,046,693
   Payments on debt                                                    (430,000)       (256,203)
   Proceeds from sale of stock                                             --            77,026
         Net cash provided by (used in) financing activities            570,000       1,867,516
                                                                    -----------     -----------

NET INCREASE (DECREASE) IN CASH                                         (53,394)        (50,436)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        637,522         862,546
                                                                    -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              584,128     $   812,110
                                                                    ===========     ===========

CASH PAID FOR INTEREST                                                  133,247     $    42,395
                                                                    ===========     ===========

See accompanying notes to consolidated financial statements

                               GMX RESOURCES INC.
                 CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)
              THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2005


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in GMX Resources Inc.'s 2004 Annual Report on Form 10-KSB.

     In the opinion of GMX's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of GMX as of March 31, 2005, and the results of its operations and its cash flows for the three month periods ended March 31, 2005 and 2004.

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

     At March 31, 2005, the number of options exercisable was 263,000 and the weighted-average exercise price of those options was $4.23.

     The Company applied APB Opinion No. 25 in accounting for its plan and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's results would have been reduced by the pro forma amounts indicated below.

                                                          THREE MONTHS
                                                         ENDED MARCH 31,
                                                    ------------------------
                                                       2004           2005
                                                    ----------    ----------
Net income (Loss) as reported                       $ (179,951)   $  604,524
Deduct:  Stock-based compensation, net of tax          (65,367)      (59,920)
                                                    ----------    ----------
Pro forma                                           $ (245,318)   $  544,604
                                                    ==========    ==========
Earnings (Loss) Per Share:
            Basic - as reported                        (.03)         .07
            Basic - pro forma                          (.04)         .07
            Diluted - as reported                      (.03)         .07
            Diluted - pro forma                        (.04)         .07

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

                                                          THREE MONTHS
                                                         ENDED MARCH 31,
                                                    ------------------------
                                                       2004          2005
                                                    ----------    ----------
     Beginning of the period                        $  304,037    $1,764,631
     Initial adoption entry                                --            --
     Liabilities incurred in the current period            --         23,032
     Liabilities settled in the current period             --            --
     Accretion expense                                   5,630        10,259
                                                    ----------    ----------
     End of the period                              $  309,667    $1,797,922
                                                    ==========    ==========

     In September 2004, the staff of the SEC issued Staff Accounting Bulletin No. 106 (SAB 106) to express the staff's views regarding application of FAS 143, "Accounting for Asset Retirement Obligations," by oil and gas producing companies following the full cost accounting method. SAB 106 addressed the computation of the full cost ceiling test to avoid double-counting asset retirement costs, the disclosures a full cost accounting company is expected to make regarding the impacts of FAS 143, and the amortization of estimated dismantlement and abandonment costs that are expected to result from future development activities. The Company adopted the accounting and disclosures described in SAB 106 as of the third quarter of 2004 and it did not have a material impact on the financial position of the Company, or its results of operations.

     In December 2004, the FASB issued Statement on Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment," revising FASB Statement 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires a public entity to measure the cost of services provided by employees and directors received in exchange for an award of equity instruments, including stock options, at a grant-date fair value. The fair value cost is then recognized over the period that services are provided. FAS 123 (Revised 2004) is effective for the Company for the first interim or annual period of the Company's first fiscal year beginning after December 15, 2005 and will be adopted by the Company in the first quarter of 2006. See "Stock Options" above for a disclosure of the effect on net income and earnings per share for the three months ended March 31, 2004 and 2005 if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

     The FASB issued Statement on Financial Accounting Standards No. 153, "Exchanges of Productive Assets," in December 2004 that amended APB Opinion No. 29, "Accounting for Nonmonetary Transactions." FAS 153 requires that nonmonetary exchanges of similar productive assets are to be accounted for at fair value. Previously these transactions were accounted for at book value of the assets. This statement is effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005. The Company does not expect this statement to have a material impact on results of operations or financial condition.

     In November 2004, the FASB issued Statement on Financial Accounting Standards No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which clarifies the types of costs that should be expensed rather than capitalized as inventory. The provisions of FAS 151 are effective for years beginning after June 15, 2005. The Company does not expect this statement to have a material impact on results of operations or financial condition.

2.   EARNINGS PER SHARE

     As of March 31, 2004, GMX had outstanding 1,250,000 Class A warrants and 125,000 additional warrants that were issued to the underwriters of the February 2001 offering, 200,000 additional warrants that were issued to underwriters of the July 2001 offering and 140,000 stock options. The exercise price of a portion of the warrants and stock options exceeded the average price of the underlying securities during the first three months of 2004. Stock options for employees and new debt holders for 10,000 shares at $3.50, 75,000 shares at $1.00, 139,000 shares at $3.00, and 175,000 shares at $1.50 which resulted in 183,931 shares of dilutive common stock equivalent for the 2004 first quarter.

     As of March 31, 2005, GMX had outstanding 1,107,215 Class A Warrants and 122,425 additional warrants that were issued to the underwriters of the February 2001 offering, 18,865 additional warrants that were issued to underwriters of the July 2001 offering and 102,000 stock options. The exercise price of a portion of the warrants and stock options exceeded the average price of the underlying securities during the first three months of 2005. Stock options for employees are 94,000 shares at $3.00, 10,000 shares at $3.50, 5,000 shares at $4.03, 5,000 shares at $5,00, 31,000 shares at $6.10, 6,000 shares at $6.95, and
10,000 shares at $8.00 which resulted in 239,615 shares of diluted common stock for the 2005 first quarter.

3.   COMMITMENTS AND CONTINGENCIES

     None.

4.   CREDIT FACILITY

     In June 2004, the Company's bank approved an extension of the existing credit facility to September 1, 2006. The Company has received a commitment from Hibernia National Bank to refinance its existing credit facility through a line of credit with a maturity of three years from closing date with an initial borrowing base of $17 million subject to completion of definitive loan documents and title review. This facility will also provide funds for drilling and working capital and increase its current lending amount. Closing of this refinancing is expected to occur before the beginning of the third quarter.

5.   SUBORDINATED NOTES

     In January 2004, the Company raised $1 million from the sale of 11% senior subordinated notes due January 31, 2007 and five-year detachable warrants to purchase 175,000 shares of common stock for $1.50 per share. The price of our common shares as of that date was $2.97. For accounting purposes, the fair value of the in-the-money warrants of $1.47 per share, or a total of $257,250 will increase the effective interest rate over the term of the notes. Such amount was reflected in additional paid in capital and other assets (as pre-paid loan interest) on the Company's balance sheet. In connection with this transaction, the lender under our bank credit facility agreed to our incurrence of additional debt and entered into an intercreditor and subordination agreement with the noteholders pursuant to which the noteholders subordinated their rights to payment to the rights of the bank under the credit facility. These notes have been repaid and all warrants have been exercised.

6.   COMMON STOCK PRIVATE PLACEMENT

     In April 2004, the Company closed a private placement of 200,000 shares of common stock for $1,000,000 with a single investor. Also in June 2004, we completed another private placement and sold 1,100,000 shares of common stock for $7,535,000. Proceeds of these transactions were used for general corporate purposes. The Company is also actively pursuing other sources of external financing through private or public equity offerings and expect that additional placements may occur.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SUMMARY OPERATING DATA

     The following table presents an unaudited summary of certain operating data for the periods indicated.

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                    ------------------------
                                                       2004          2005
                                                    ----------    ----------
PRODUCTION:
Oil production (MBbls)                                       8            11
Natural gas production (MMcf)                              164           338
Equivalent production (MMcfe)                              212           404

AVERAGE SALES PRICE:
Oil price (per Bbl)                                 $    34.42    $    47.13
Natural gas price (per Mcf) (1)                     $     5.59    $     6.25

AVERAGE SALES PRICE (PER MCFE)                      $     5.62    $     6.52

OPERATING AND OVERHEAD COSTS (PER MCFE):
Lease operating expenses                            $     1.26    $     1.11
Production and severance taxes                             .37           .33
General and administrative                                2.18          1.57
                                                    ----------    ----------
     Total                                          $     3.81    $     3.01
                                                    ----------    ----------

CASH OPERATING MARGIN (PER MCFE)                    $     1.81    $     3.51

OTHER (PER MCFE):
Depreciation, depletion and amortization
(oil and gas property only)                         $     1.03    $     1.60


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

     OIL AND GAS SALES. Oil and gas sales in the three months ended March 31, 2005 increased 119% to $2,614,895 compared to the three months ended March 31, 2004. This increase was due to an increase in production of gas and oil, accounting for 91% of the increase and an increase in oil and gas prices of 16%. The average price per barrel of oil and mcf of gas received in the three months ended March 31, 2005 was $47.13 and $6.25, respectively, compared to $34.42 and $5.59, respectively, in the three months ended March 31, 2004. Production of oil for the first three months ended 2005 increased to 11 MMbls compared to 8 MMbls for the first three months of 2004. This increase resulted primarily due to the higher production of new wells in the first quarter of 2005. Gas production for the first three months ended 2005 increased to 338 MMcf compared to 164 MMcf for the first three months ended March 31, 2004, an increase of 106%. Increased production in the first three months of 2005 resulted primarily from an increase in the number of newly drilled wells in 2004 and 2005.

     LEASE OPERATIONS. Lease operations expense increased $175,587, or 64%, in the first three months ended March 31, 2005 to $448,516, compared to the three months ended March 31,

2004. The increased expense resulted from an increase in the number of wells producing. Lease operations expense on an equivalent unit of production basis was $1.11 per Mcfe in the three months ended March 31, 2005 compared to $1.26 per Mcfe for the three months ended March 31, 2004. This per unit decrease resulted from increased production and decreased workover costs.

     PRODUCTION AND SEVERANCE TAXES. Production and severance taxes increased 69% to $131,537 in the three months ended March 31, 2005 compared to $77,815 in the three months ended March 31, 2004. Production and severance taxes are assessed on the value of the oil and gas produced. As a result, the increase resulted primarily from increased oil and gas sales as described above.

     DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense increased $315,284, or 75%, to $736,801 in the three months ended March 31, 2005. This increase is due primarily to higher production levels and higher costs. The oil and gas properties depreciation, depletion and amortization rate per equivalent unit of production was $1.60 per Mcfe in the three months ended March 31, 2005 compared to $1.03 per Mcfe in the three months ended March 31, 2005. The depletion rate increased primarily from the effects of wells completed in 2004 and 2005 with increased costs and reserve costs.

     INTEREST. Interest expense for the three months ended March 31, 2005 was $59,744 compared to $139,661 for the three months ended March 31, 2004. This decrease is primarily attributable to the decrease in our amount borrowed during the three months ended March 31, 2005. Average borrowings for 2005 were $3.3 million compared to $7.4 million during 2004.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense for the three months ended March 31, 2005 was $636,558 compared to $462,116 for the three months ended March 31, 2004. This increase of $174,442, or 38%, was the result of an increase in salaries as a result of increase of administrative personnel. General and administrative expense per equivalent unit of production was $1.57 per Mcfe for the three months ended March 31, 2005 compared to $2.18 per Mcfe for the comparable period in 2004.

CASH FLOW--THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

     In the three months ended March 31, 2005 and 2004, the Company spent $3,424,335 and $706,096, respectively, in oil and gas acquisitions and development activities. These investments were funded for the three months ended March 31, 2005 by debt borrowings and working capital. Cash flow provided by operating activities in the three months ended March 31, 2005 was $1,700,057 compared to cash flow used in operating activities in the three months ended March 31, 2004 of $82,702.

CREDIT FACILITY

     The Company has a secured credit facility, which matures on September 1, 2006 and provides for a line of credit of up to $15,000,000 (the "Commitment"), subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves which is reduced monthly to account for production ("Borrowing Base"). The amount of credit available at any one time under the credit facility is the lesser of the Borrowing Base or the amount of the Commitment. At March 31, 2005, our debt amount was $3,600,000. The terms of the credit facility are more fully described in our annual report on Form 10-KSB for the year ended December 31, 2004.

     The credit facility contains various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sale of assets, mergers and consolidations, dividends and distributions, changes in management and require the maintenance of various financial ratios.

     The Company has received a commitment from Hibernia National Bank to refinance its existing credit facility through a line of credit with a maturity of three years from the closing date with an initial borrowing base of $17 million, which is subject to completion of definitive loan documents and title review. Closing of this refinancing is expected to occur before the beginning of the third quarter.

WORKING CAPITAL

     At March 31, 2005, we had a working capital deficit of $721,048. Including availability under our credit facility, our working capital as of March 31, 2005 would have been $5,078,952.

CAPITAL RESOURCES AND LIQUIDITY

     Our business is capital intensive. Our ability to grow our reserve base is dependent upon our ability to obtain outside capital and generate cash flows from operating activities to fund our investment activities. Our cash flows from operating activities are substantially dependent upon oil and gas prices and significant decreases or increases in market prices result in variations of cash flow and affect the amount of our liquidity. We do not expect to enter into drilling commitments unless we have the funding available.

     We expect production from our wells drilled and completed in 2004 and 2005 to provide cash flow to support additional drilling. Our 2005 cash flow should be significantly greater than 2004 assuming commodity prices do not decrease significantly. In addition, we have availability under our existing credit facility ($3.5 million as of May 10, 2005 based on the last Borrowing Base determination of $10 million effective as of October 25, 2004) and expect we will have increased availability up to $17 million under our new credit facility as discussed above. As a result, we believe we could fund from these sources from $19 to $24 million in capital expenditures, depending on gas prices and drilling results. This amount should be sufficient to fund our costs of PVOG drilling in Phases I and II of our East Texas development based on PVOG's current drilling plans and drilling of our 100% owned wells in Phase III with the rig we contracted for in April 2005, which is expected to commence drilling in June 2005. If an additional rig becomes available to PVOG in East Texas during the year as expected, we would need additional financing from drilling funds or additional public or private equity or debt placements to fund additional capital expenditures to continue to participate in PVOG drilling. We are actively evaluating the various funding alternatives available.

     Our Class A Warrants are exercisable at $12 per share and if the 1,107,215 warrants outstanding as of May 10, 2005 were exercised, we would receive $13 million from sales of 1,107,215 shares of common stock. These warrants expire in February 2006 and we expect them to be exercised prior to that date if they are in the money. Accordingly, we may defer additional equity placements if, based on our stock price, it appears these warrants will be exercised.

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

     The forward-looking statements in this report are subject to all the risks and uncertainties which are described in our annual report on Form 10-KSB for the year ended December 31, 2004 and in this document. We may also make material acquisitions or divestitures or enter into financing transactions. None of these events can be predicted with certainty or not taken into consideration in the forward-looking statements.

     For all of these reasons, actual results may vary materially from the forward looking statements and we cannot assure you that the assumptions used are necessarily the most likely. We will not necessarily update any forward looking statements to reflect events or circumstances occurring after the date the statement is made except as may be required by federal securities laws.

     There are a number of risks that may affect our future operating results and financial condition. These are described in more detail in our Form 10-K for the year ended December 31, 2004.

ITEM 3  CONTROLS AND PROCEDURES

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

PART II  OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

            None

ITEM 2 CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

            None

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None

ITEM 5  OTHER INFORMATION

            None

ITEM 6  EXHIBITS

            See Exhibit Index.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           GMX RESOURCES INC.
                                             (Registrant)



Date:  May 12, 2005                     /s/ Ken L. Kenworthy, Sr.
       ------------                     ------------------------------
                                        Ken L. Kenworthy, Sr., Executive Vice
                                        President and Chief Financial Officer
                                        (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                        Description

  3.1 Amended and Restated Certificate of Incorporation of GMX Resources Inc. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, File No. 333-49328)

  3.2       Amended Bylaws of GMX Resources Inc. (Incorporated by reference to
            Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2004)

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

  10.3(b) Second Amendment to Credit Agreement dated May 28, 2002 (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for the quarter ended June 30, 2002)

  10.3(c) Third Amendment to Credit Agreement dated August 16, 2002 (Incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-KSB for the year ended December 31, 2002)

  10.4(c) Fourth Amendment to Credit Agreement effective August 31, 2003 (Incorporated by reference to Exhibit 10.1 to Quarterly Report as Form 10-QSB for the quarter ended September 30, 2003)

  10.4(d) Fifth Amendment to Credit Agreement dated as of January 16, 2004, (Incorporated by reference to Current Report on Form 8-K dated January 16, 2004)

  10.4(e) Sixth Amendment to Credit Agreement dated as of March 1, 2004 (Incorporated by reference to Exhibit 10.4(e) to Annual Report on Form 10-KSB for the year ended December 31, 2003.)

  10.4(f) Letter dated April 14, 2004 from Local Oklahoma Bank (Incorporated by reference to Exhibit 10.4(f) to Annual Report on Form 10-KSB for the year ended December 31, 2003.)

  10.4(g) Seventh Amendment to Credit Agreement dated as of June 18, 2004 (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed June 24, 2004.)

  10.5 Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2, File No. 333-49328)

  10.6 Participation Agreement dated December 29, 2003 by and among Penn Virginia Oil & Gas Company, the Company and its wholly owned subsidiaries (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 29, 2003

  10.6(a) First Amendment dated February 27, 2004 to participation agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 14, 2004)

  10.6(b) Second Amendment dated May 9, 2004 to participation agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 14, 2004

  10.6(c) Third Amendment dated April 6, 2004 to participation agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed September 14, 2004.)

  10.6(d) Fourth Amendment dated August 11, 2004 to participation agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed September 14, 2004.)

  10.6(e) Fifth Amendment dated effective January 1, 2005 between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation

  10.7 Subordinated Note Purchase Agreement dated January 16, 2004, among GMX Resources Inc. and the Investors named therein (Incorporated by reference to Current Report on Form 8-K dated January 16, 2004)

  10.8 Intercreditor and Subordination Agreement dated January 16, 2004, among GMX Resources Inc., the Investors named therein and Local Oklahoma Bank (Incorporated by reference to Current Report on Form 8-K dated January 16, 2004)

  10.9 Warrant Agreement dated January 16, 2004, among GMX Resources Inc. and the Warrant Holders named therein (Incorporated by reference to Current Report on Form 8-K dated January 16, 2004)

  10.10 Registration Rights Agreement dated January 16, 2004, among GMX Resources Inc. and the Warrant Holders named therein (Incorporated by reference to Current Report on Form 8-K dated January 16, 2004)

  10.11 Common Stock Investment Agreement between GMX Resources and the Investor named therein (Incorporated by reference to Current Report on Form 8-K dated April 5, 2004)

  10.12 Registration Agreement between GMX Resources and the Investor named therein (Incorporated by reference to Current Report on Form 8-K dated April 5, 2004)

  10.13 Form of Subscription Agreement dated June 23, 2004 by and between GMX Resources Inc. and Investors (Incorporated by reference to
            Exhibit 10.1 to Current Report on Form 8-K filed June 24, 2004.)

  10.14 Form of Registration Rights Agreement dated June 23, 2004 by and between GMX Resources Inc. and Investors (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 24, 2004.)

  31.1      Rule 13a-14a Certification of Chief Executive Officer

  31.2      Rule 13a-14a Certification of Chief Financial Officer

  32.1      Section 1350 Certification of Chief Executive Officer

  32.2      Section 1350 Certification of Chief Financial Officer