Form 10QSB/A
period 2005-03-31
GMX RESOURCES INC
filed 2005-05-20
CIK 1127342

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)

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

                               GMX RESOURCES INC.
                                  FORM 10-QSB/A
                      FOR THE QUARTER ENDED MARCH 31, 2005

                                EXPLANATORY NOTE

The Company is filing this Form 10-QSB/A solely for the purpose of filing a material contract not included in the original Form 10-QSB filed with the Securities and Exchange Commission on May 12, 2005.

ITEM 6. EXHIBITS

        See Exhibit Index.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    GMX RESOURCES INC.
                                    (Registrant)



Date: May 20, 2005                  /s/ Ken L. Kenworthy, Sr.
      ---------------               ----------------------------------------
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

10.6(e) Fifth Amendment dated effective January 1, 2005 between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation (Incorporated by reference to
               Exhibit 10.6(e) to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, filed May 12, 2005.)

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

10.15          Daywork Drilling Contract - U.S. between McLachlan Drilling Co.
               and GMX Resources Inc. dated April 21, 2005.

31.1           Rule 13a-14a Certification of Chief Executive Officer

31.2           Rule 13a-14a Certification of Chief Financial Officer

32.1           Section 1350 Certification of Chief Executive Officer

32.2           Section 1350 Certification of Chief Financial Officer