Form 10QSB
period 2005-06-30
GMX RESOURCES INC
filed 2005-08-09
CIK 1127342

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

As of August 5, 2005, there were 9,926,269 shares of GMX RESOURCES INC. Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]
================================================================================

                               GMX RESOURCES INC.
                                   Form 10-QSB
                       For the Quarter Ended June 30, 2005
                                TABLE OF CONTENTS

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1:   Financial Statements
          Consolidated Balance Sheets as of December 31, 2004
          and June 30, 2005 (Unaudited)                                       3
          Consolidated Statements of Operations (Unaudited) for the three
          months and six months ended June 30, 2004 and June 30, 2005         4
          Consolidated Statements of Cash Flows (Unaudited) for the six
          months ended June 30, 2004 and June 30, 2005                        5
          Condensed Notes to Interim Financial Statements (Unaudited)         6
Item 2:   Management's Discussion and Analysis or Plan of Operation          10
Item 3:   Controls and Procedures                                            15

PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings                                                  16
Item 2:   Unregistered Sale of Equity Securities and Use of Proceeds         16
Item 3:   Defaults Upon Senior Securities                                    16
Item 4:   Submission of Matters to a Vote of Security Holders                16
Item 5:   Other Information                                                  17
Item 6:   Exhibits                                                           17

Signature Page                                                               17

Exhibit Index                                                                18

PART I -- FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                       GMX RESOURCES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              AS OF DECEMBER 31, 2004 AND JUNE 30, 2005 (UNAUDITED)

                                                                                  December 31,      June 30,
                                                                                      2004            2005
                                                                                  ------------    ------------
                                                       ASSETS                                      (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                                   $    862,546    $  1,097,911
      Accounts receivable--interest owners                                              96,248          92,698
      Accounts receivable--oil and gas revenues                                      1,501,073       1,627,106
      Inventories                                                                      204,442         297,892
      Prepaid expenses                                                                 108,447         141,589
                                                                                  ------------    ------------
                    Total current assets                                             2,772,756       3,257,000
                                                                                  ------------    ------------

OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST METHOD OF
ACCOUNTING FOR OIL AND GAS PROPERTIES                                               42,452,970      48,990,679
      Less accumulated depreciation, depletion, and amortization                    (6,496,210)     (7,929,484)
                                                                                  ------------    ------------
                                                                                    35,956,760      41,061,195
                                                                                  ------------    ------------

OTHER PROPERTY AND EQUIPMENT                                                         3,515,422       4,736,139
      Less accumulated depreciation                                                 (1,308,358)     (1,495,956)
                                                                                  ------------    ------------
                                                                                     2,208,456       3,240,183
                                                                                  ------------    ------------

OTHER ASSETS                                                                            54,883         854,469
                                                                                  ------------    ------------
                    TOTAL ASSETS                                                  $ 40,991,463    $ 48,413,043
                                                                                  ============    ============

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                            $  2,321,517    $  3,415,019
      Accrued expenses                                                                 134,718         216,742
      Revenue distributions payable                                                    274,862         271,677
      Current portion of long-term debt                                                433,933         354,168
                                                                                  ------------    ------------
                    Total current liabilities                                        3,165,030       4,257,606
                                                                                  ------------    ------------


LONG-TERM DEBT, LESS CURRENT PORTION                                                 3,328,361       8,018,606


OTHER LIABILITIES                                                                    2,091,216       2,088,399




SHAREHOLDERS' EQUITY
      Preferred stock, par value $.01 per share - 10,000,000 shares authorized,
         25,000 designated as Series A Junior Participating Preferred Stock, none issued
      Common stock, par value $.001 per share--authorized 50,000,000 shares;
         issued and outstanding 8,053,539 shares in 2004 and 8,216,170 in 2005           8,054           8,216
      Additional paid-in capital                                                    29,305,012      29,427,038
      Retained earnings                                                              3,093,790       4,613,178
                                                                                  ------------    ------------
                    Total shareholders' equity                                      32,406,856      34,048,432
                                                                                  ------------    ------------
                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 40,991,463    $ 48,413,043
                                                                                  ============    ============


          See accompanying notes to consolidated financial statements.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                  THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------   ---------------------------
                                                      2004           2005           2004           2005
                                                  ------------   ------------   ------------   ------------
REVENUE:
      Oil and gas sales                           $  1,721,905   $  3,450,348   $  2,914,663   $  6,065,243
      Interest income                                    2,089          4,543          3,418          7,292
      Other income                                          --            484             --            520
                                                  ------------   ------------   ------------   ------------
                    Total revenue                    1,723,994      3,455,375      2,918,081      6,073,055


EXPENSES:
      Lease operations                                 219,807        643,126        492,736      1,091,642
      Production and severance taxes                   114,986        225,832        192,801        357,369
      Depreciation, depletion, and amortization        458,894        884,071        880,411      1,620,872
      Interest                                         144,493         89,573        284,154        149,317
      General and administrative                       518,153        697,909        980,269      1,334,467
                                                  ------------   ------------   ------------   ------------
                    Total expenses                   1,456,333      2,540,511      2,830,371      4,553,667
                                                  ------------   ------------   ------------   ------------

      Income before income taxes                       267,661        914,864         87,710      1,519,388

INCOME TAXES                                                --             --             --   $         --
                                                  ------------   ------------   ------------   ------------

Net Income (Loss)                                 $    267,661   $    914,864   $     87,710   $  1,519,388
                                                  ============   ============   ============   ============
EARNINGS PER SHARE - Before Cumulative Effect     $       0.04   $       0.11           0.01   $       0.19
                                                  ============   ============   ============   ============
EARNINGS PER SHARE - Basic and Diluted            $       0.04   $       0.11           0.01   $       0.18
                                                  ============   ============   ============   ============
WEIGHTED AVERAGE COMMON SHARES - Basic               6,896,456      8,223,258      6,735,728      8,173,215
                                                  ============   ============   ============   ============
WEIGHTED AVERAGE COMMON SHARES - Diluted             7,097,040      8,406,898      6,936,311      8,337,736
                                                  ============   ============   ============   ============

          See accompanying notes to consolidated financial statements.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                SIX MONTHS ENDED JUNE 30
                                                                              ----------------------------
                                                                                  2004            2005
                                                                              ------------    ------------
CASH FLOWS DUE TO OPERATING ACTIVITIES
      Net Income                                                              $     87,710    $  1,519,388
      Adjustments to reconcile net income to
      net cash provided by (used in) operating activities:
             Depreciation, depletion, and amortization                             880,411       1,620,872
             Accretion of asset retirement obligation                               11,261          67,363
             Amortization of loan fees                                              82,175          30,530
             Decrease (increase) in:
                       Accounts receivable                                        (215,260)       (122,483)
                       Inventory and prepaid expenses                             (203,958)       (157,122)
                       Other Assets                                                     --        (799,586)
             Increase (decrease) in:
                       Accounts payable                                           (541,650)      1,093,502
                       Accrued expenses and liabilities                            127,439          82,024
                       Revenue distributions payable                               106,522          (6,002)
                                                                              ------------    ------------

                       Net cash provided by (used in ) operating activities        765,170       3,328,486
                                                                              ------------    ------------

CASH FLOWS DUE TO INVESTING ACTIVITIES
      Sale of oil and gas properties                                                    --          24,000
      Additions to oil and gas properties                                       (1,750,310)     (6,629,071)
      Purchase of property and equipment                                            26,119      (1,220,717)
                                                                              ------------    ------------
                       Net cash provided by (used in) investing activities      (1,776,429)     (7,825,788)
                                                                              ------------    ------------

CASH FLOW DUE TO FINANCING ACTIVITIES
      Advance on borrowings                                                      2,000,000       5,015,151
      Payments on debt                                                          (1,800,000)       (404,672)
      Proceeds from sale of stock                                                8,123,230         122,188
                                                                              ------------    ------------
                       Net cash provided by (used in) financing activities       8,323,230       4,732,667
                                                                              ------------    ------------

NET INCREASE (DECREASE) IN CASH                                                  7,311,971         235,365

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   637,522         862,546
                                                                              ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  7,949,493    $  1,097,911
                                                                              ============    ============

CASH PAID FOR INTEREST                                                        $    231,682    $    118,787
                                                                              ============    ============


           See accompanying notes to consolidated financial statements

                               GMX RESOURCES INC.
                 CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
                Six months ended June 30, 2004 and June 30, 2005
                                   (unaudited)

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

            In the opinion of GMX's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of GMX as of June 30, 2005, and the results of its operations for the three and six month periods ended June 30, 2004 and 2005, and its cash flows for the six month periods then ended.

STOCK OPTIONS

            The Company applies the intrinsic value-based method of accounting for its fixed plan stock options, as described by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense for grants to employees would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the option. SFAS 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by Statement 123 (Revised 2004), GMX has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted the disclosure requirements of Statement 123.

            At June 30, 2005, the number of options exercisable was 285,250 and the weighted-average exercise price of those options was $5.37.

            The Company applied APB Opinion No. 25 in accounting for its plan and accordingly, no compensation cost has been recognized for its stock option granted to employees in the financial statements. Had the company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123 (Revised 2004), the Company's results would have been reduced by the pro forma amounts indicated below.

                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                       JUNE 30,                JUNE 30,
                                ---------------------   ----------------------
                                   2004        2005        2004         2005
                                ---------   ---------   ---------   ----------
Net income as reported          $ 267,661   $ 914,864   $  87,710   $1,519,388
Deduct: Stock-based
 compensation, net of tax             --     (438,686)        --     (498,606)
                                ---------   ---------   ---------   ----------
Pro forma                       $ 267,661   $ 476,178   $  87,710   $1,020,782
                                =========   =========   =========   ==========
Earnings Per Share:
  Basic - as reported             .04         .11         .01          .19
  Basic - pro forma               .03         .06         .01          .12
  Diluted - as reported           .04         .11         .01          .19
  Diluted - pro forma             .03         .06         .01          .12

RECENTLY ISSUED PRONOUNCEMENTS

            SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying cost of the asset. The Company adopted SFAS No. 143 on January 1, 2003 and as of June 30, 2005 has recognized as the fair value of asset retirement obligations, $1,700,586.

            Below is a reconciliation of the beginning and ending aggregate carrying amount of the Company's asset retirement obligations.

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                     --------------------------
                                                        2004            2005
                                                     ----------     -----------
      Beginning of the period                        $  304,037     $ 1,797,922
      Initial adoption entry                                --              --
      Liabilities incurred in the current period            --            8,357
      Liabilities settled in the current period             --         (126,211)
      Accretion expense                                  11,261          20,518
                                                     ----------     -----------
      End of the period                              $  315,298     $ 1,700,586
                                                     ==========     ===========

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

            In December 2004, the FASB issued Statement on Financial Accounting Standards No. 123 (Revised 2004) ("FAS 123(R)"), "Share-Based Payment," revising FASB Statement 123,

"Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." In March 2005, the SEC issued Staff Accounting Bulletin No. 11 to express the staff's view regarding FAS 123(R). FAS 123(R) requires a public entity to measure the cost of services provided by employees and directors received in exchange for an award of equity instruments, including stock options, at a grant-date fair value. The fair value cost is then recognized over the period that services are provided. FAS 123(R) is effective for the Company for the first interim or annual period of the Company's first fiscal year beginning after December 15, 2005 and will be adopted by the Company in the first quarter of 2006. See "Stock Options" above for a disclosure of the effect on net income and earnings per share for the three and six months ended June, 2004 and 2005 if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

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

2.          EARNINGS PER SHARE

            For the three and six months ended June 30, 2004 and June 30, 2005, diluted earnings per share reflect the potential dilution of 183,640 common shares and 164,521 common shares, respectively. As of June 30, 2005, GMX has outstanding 1,107,115 Class A warrants and 217,036 additional warrants that were issued to the underwriters of a February 2001 public offering, 18,865 additional warrants that were issued to underwriters of a July 2001 public offering. The exercise price of a portion of the warrants and stock options granted to employees exceeded the average price of the underlying securities during the first six months of 2005. Also, stock options for employees for 20,000 shares at $8.00, 5,000 shares at $4.03, 4,500 shares at $6.95, 11,250 shares at $5.00,
5,000 shares at $3.50, and 27,000 shares at $1.00, 111,500 shares at $3,00,
51,000 shares at $6.10, and 50,000 shares at $11.51, which resulted in 164,521 shares of dilutive common stock equivalent.

3.          COMMITMENTS AND CONTINGENCIES

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

            In April 2005, the Company entered into a one-year drilling contract with McLachlan Drilling Co. to drill wells on the Company's 100% owned wells in Phase III of its East Texas properties. The contract provides for $13,500 per operating and standby day rates, contractor assurances for equipment and crew performance and termination fees payable by the Company for early termination. In addition, the Company has provided $565,000 in financing to the contractor to upgrade the rig's existing pumps, which is repayable over a period of one year without interest commencing in the third quarter of 2005. The one-year contract term commences when the rig commences drilling the first well expected in the third quarter of 2005.

            In April 2005, the Company was notified of a potential claim relating to ownership of a small portion of the Company's gathering lines in East Texas, which the Company acquired in 1998 out of a bankruptcy. These lines have been owned and operated by the Company or its predeccessors for over 15 years. The gathering lines are not material to the Company and if the Company is not successful in defending the potential claim,, management believes the outcome will not have a material effect on the Company's financial position or results of operations.

4.          CREDIT FACILITY

            On July 29, 2005, the Company entered into a new credit agreement with Hibernia National Bank with an initial borrowing base of $17 million. This facility will provide funds for drilling and working capital. Funding under the new credit facility will occur later in the year when the Company needs funds and upon completion of title review and other conditions to funding. Subsequent to June 30, 2005, the Company repaid the $7,545,000 outstanding at June 30, 2005 under its existing credit facility with proceeds of the private placement described below.

5.          COMMON STOCK PRIVATE PLACEMENT

            In July 2005, the Company closed a private placement of 1,600,000 shares of Common Stock for total proceeds of $21.6 million. Net proceeds of this transaction, estimated at $20.3 million, will be used for general corporate purposes, including funding of drilling and completion of oil and gas wells.

6.          SHAREHOLDER RIGHTS PLAN

            During the second quarter of 2005, the Company adopted a shareholder rights plan and in connection with the plan authorized a series of preferred stock, designated as Series A Participating Preferred Stock, consisting of 25,000 shares for potential issuance if the rights issued under the plan become exercisable.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SUMMARY OPERATING DATA

            The following table presents an unaudited summary of certain operating data for the periods indicated.

                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                           JUNE 30,                 JUNE 30,
                                    --------------------    --------------------
                                      2004        2005        2004        2005
                                    --------    --------    --------    --------
PRODUCTION:
Oil production (MBbls)                     7          12          14          24
Natural gas production (MMcf)            240         416         404         752
Equivalent production (Mmcfe)            282         490         495         896

AVERAGE SALES PRICE:
Oil price (per Bbl)                 $  36.80    $  50.50    $  35.54    $  48.05
Natural gas price (per Mcf)         $   6.03    $   6.79    $   5.85    $   6.55

AVERAGE SALES PRICE (PER MCFE)      $   6.04    $   7.04    $   5.86    $   6.78

OPERATING AND OVERHEAD COSTS
 (PER MCFE):
Lease operating expenses            $    .78    $   1.31    $   1.00    $   1.22
Production and severance taxes           .41         .46         .39         .40
General and administrative              1.84        1.42        1.98        1.49
                                    --------    --------    --------    --------
            Total                   $   3.03    $   3.19    $   3.37    $   3.11
                                    --------    --------    --------    --------

CASH OPERATING MARGIN (PER MCFE)    $   3.01    $   3.85    $   2.49    $   3.67

OTHER (PER MCFE):
Depreciation, depletion and
 amortization (oil and gas
 property only)                     $   1.20    $   1.60    $   1.29    $   1.60
---------------------


RESULTS OF OPERATIONS--THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

            OIL AND GAS SALES. Oil and gas sales in the three months ended June 30, 2005 increased 100% to $3,450,348 compared to the three months ended June 30, 2004. This increase was due to an increase in the sales price of gas and oil and increased volume due to new production from drilling in our joint venture area. The average price per barrel of oil and mcf of gas received in the three months ended June 30, 2005 was $50.50 and $6.79, respectively, compared to $36.80 and $6.03, respectively, in the three months ended June 30, 2004. Production of oil for the three months ended June 30, 2005 increased to 12 MMbls compared to 7 MMbls for the three months ended June 30, 2004, an increase of 71%. Gas production increased to 416 MMcf for the three months ended June 30, 2005, compared to 240 MMcf for the three months ended June 30, 2004, an increase of 73%. Increased production in the three months ended June 30, 2005 resulted primarily from the drilling and completion of new wells in our joint venture.

            LEASE OPERATIONS. Lease operations expense increased $423,319 in the three months ended June 30, 2005 to $643,126, a 193% increase compared to the three months ended June 30, 2004. Increased expense resulted from operation of new wells and active workover operations expenses. On an equivalent unit of production basis, it was $1.31 per Mcfe in the three months ended June 30, 2005 compared to $.78 per Mcfe for the three months ended June 30, 2004. This per unit increase resulted from higher maintenance and workover projects.

            PRODUCTION AND SEVERANCE TAXES. Production and severance taxes increased 96% to $225,832 in the three months ended June 30, 2005 compared to $114,986 in the three months ended June 30, 2004. Production and severance taxes are assessed on the value of the oil and gas produced. As a result, the increase resulted primarily from increased oil and gas sales.

            DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense increased $425,176 to $884,071 in the three months ended June 30, 2005, compared to the three months ended June 30, 2004. This increase is due primarily to increased drilling services costs. The oil and gas properties depreciation, depletion and amortization rate per equivalent unit of production was $1.60 per Mcfe in the three months ended June 30, 2005 compared to $1.30 per Mcfe in the three months ended June 30, 2004. The depletion rate increased primarily from the increased costs of services in the field.

            INTEREST. Interest expense for the three months ended June 30, 2005 was $89,573 compared to $144,493 for the three months ended June 30, 2004. This decrease is primarily attributable to lower interest rates during the three months ended June 30, 2005.

            GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense for the three months ended June 30, 2005 was $697,910 compared to $518,153 for the three months ended June 30, 2004, an increase of 35%. This increase of $179,757 was the result of an increase in additional technical personnel in preparation for drilling in the third quarter of 2005. General and administrative expense per equivalent unit of production was $1.42 per Mcfe for the three months ended June 30, 2005 compared to $1.84 per Mcfe for the comparable period in 2004.

            INCOME TAXES. Income tax expense for the three months ended June 30, 2005 was $0 compared to $0 for the three months ended June 30, 2004. Permanent differences associated with statutory depletion deduction in excess of cost depletion reduced the Company's 2005 effective tax rate from an expected statutory rate of 38% to the effective tax rate of 0%.

RESULTS OF OPERATIONS--SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

            OIL AND GAS SALES. Oil and gas sales in the six months ended June 30, 2005 increased 108% to $6,065,243 compared to the six months ended June 30, 2004. This increase is due to increases in production of gas and oil from new wells drilled and producing and in prices of oil and gas. The increase in production was 81% and the increase in oil and gas prices was 16%. The average prices per barrel of oil and mcf of gas received in the six months ended June 30, 2005 were $48,05 and $6.55, respectively, compared to $35.54 and $5.85, respectively, in the six months ended June 30, 2004. Production of oil for the first six months ended 2005 increased to 24 MMBls compared to 14 MMBls for the first six months of 2004. Gas production increased to 752 MMcf for the first six months of 2005 compared to 404 MMcf for the first six months ended June 30, 2004, an increase of 86%.

            LEASE OPERATIONS. Lease operations expense increased $598,906 in the six months ended June 30, 2005 to $1,091,642, a 222% increase compared to the six months ended June 30, 2004. Increased expense resulted from an increase in the number of wells and well repairs. Lease operations expense on an equivalent unit of production basis was $1.22 per Mcfe in the six months ended June 30, 2005 compared to $1.00 per Mcfe for the six months ended June 30, 2004. This increase resulted primarily due to additional workover, disposal and maintenance costs.

            PRODUCTION AND SEVERANCE TAXES. Production and severance taxes decreased 85% to $357,369 in the six months ended June 30, 2005 compared to $192,801 in the six months ended June 30, 2004. Production and severance taxes are assessed on the value of the oil and gas produced. As a result, the increase resulted primarily from increased oil and gas sales.

            DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense increased $740,461 to $1,620,872 in the six months ended June 30, 2005, up 119% from the six months ended June 30, 2004. This increase is due primarily to higher production levels and higher drilling costs. The oil and gas properties only depreciation, depletion and amortization rate per equivalent unit of production was $1.60 per Mcfe in the six months ended June 30, 2005 compared to $1.29 per Mcfe in the six months ended June 30, 2004.

            INTEREST. Interest expense for the six months ended June 30, 2005 was $149,317 compared to $284,154 for the six months ended June 30, 2004. This decrease is primarily attributable to a higher average interest bearing debt balance outstanding during the six months ended June 30, 2004.

             GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense for the six months ended June 30, 2005 was $1,334,467 compared to $980,269 for the six months ended June 30, 2004, an increase of 36%. This increase of $354,188 was the result of an increase in salaries and expenses of technical personnel needed for field work and expenses in preparation of drilling. General and administrative expense per equivalent unit of production was $1.49 per Mcfe for the six months ended June 30, 2005 compared to $1.98 per Mcfe for the comparable period in 2004.

            INCOME TAXES. Income tax expense for the six months ended June 30, 2005 was $0 compared to $0 for the six months ended June 30, 2004. Permanent differences associated with statutory depletion deduction in excess of cost depletion reduced the Company's 2005 effective tax rate from an expected statutory rate of 38% to the effective tax rate of 0%.

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

CASH FLOW--SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

            In the six months ended June 30, 2005 and 2004, we spent $8,389,348 and $1,776,429, respectively, in oil and gas acquisitions and development activities. These investments were funded for the six months ended June 30, 2005 by working capital borrowings under our credit facility. Cash flow provided by operating activities in the six months ended June 30, 2005 was $3,892,046 compared to cash flow used in operating activities in the six months ended June 30, 2004 of $765,170.

CREDIT FACILITY

            On July 29, 2005, we entered into an agreement for a new secured credit facility with Hibernia National Bank which provides for a line of credit of up to $50 million (the "Commitment"), subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves ("Borrowing Base"). The initial Borrowing Base is $17 million and is not subject to any mandatory monthly principal payments. The amount of credit available at any one time under the credit facility is limited to the Borrowing Base. At June 30, 2005, our debt amount of $7,545,000 equaled the borrowing base under the existing credit facility which was repaid with proceeds of the July 2005 common stock private placement described below. Funding under the new credit facility will occur later in the year when we need the funds and upon completion of title review and other funding conditions.

            The credit facility contains various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sale of assets, mergers and consolidations, dividends and distributions, changes in management and require the maintenance of various financial ratios.

            The terms of the credit facility are more fully described in a current report on Form 8-K dated July 29, 2005 filed with the Securities and Exchange Commission on August 4, 2005.

COMMON STOCK PLACEMENT

            On July 18, 2005, we closed a private placement of 1,600,000 shares of Common Stock for $21.6 million. Estimated net proceeds from this transaction after a 6% placement fee ($1,296,000), 3% each ($648,000) to Hibernia Southcoast Capital and A.G. Edwards & Sons, Inc., and other expenses, are estimated at $20.3 million.

            During the six months ended June 30, 2005, we also received $76,225 from exercises of outstanding warrants and stock options.

DRILLING CONTRACT

            In April 2005, we entered into a one-year drilling contract with McLachlan Drilling Co. to drill wells on our 100% owned wells in Phase III of our East Texas properties. The contract provides for $13,500 per operating and standby day rates, contractor assurances for equipment and crew performance and termination fees payable by us for early termination. In addition, we have provided $565,000 in financing to the contractor to upgrade the rig's existing pumps which will be repayable over a period of one year without interest commencing in the third quarter of

2005. The one-year contract term commences when the rig commences drilling the first well expected in the third quarter of 2005.

WORKING CAPITAL

            At June 30, 2005, the Company had working capital of $243,206. Subsequent to June 30, 2005, the Company increased its line of credit to $17 million with a new lender. Management believes the Company has sufficient funds available to meet its planned East Texas development activities for the remainder of the year.

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

            We expect production from our wells drilled and completed in 2004 and 2005 to provide cash flow to support additional drilling. Our 2005 cash flow should be significantly greater than 2004 assuming commodity prices do not decrease significantly. In addition, we have availability under new existing credit facility of up to $17 million as well as funds from the $21.6 million private placement closed in July 2005. As a result, we believe we could fund from these sources approximately $32 million in capital expenditures, depending on gas prices and drilling results. This amount should be sufficient to fund our estimated costs of PVOG drilling in Phase I and II of our East Texas development based on PVOG's current drilling plans and drilling of our 100% owned wells in Phase III with the rig we contracted for in April 2005, which is expected to commence drilling in August 2005.

            Our Class A Warrants are exercisable at $12 per share and if the 1,192,921 warrants outstanding as of August 2, 2005 were exercised, we would receive $14 million from sales of 1,192,921 shares of common stock. These warrants expire in February 2006 and we expect them to be exercised prior to that date if they are in the money.

STRATEGIC PLANS

            We expect to evaluate all of the strategic alternatives available to us in the capital markets for sources of additional financing to enhance our growth and shareholder value. We are not actively pursuing acquisitions, sales, mergers or other similar transactions, but we may do so after 2005 and there may be opportunities that arise from time to time which we will evaluate carefully to determine the best courses of action for all shareholders. For the immediate short term, we will continue to concentrate on the development of our East Texas properties to prove further reserves and enhance shareholder value.

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

            There are a number of risks that may affect our future operating results and financial condition. These are described in more detail in our Form 10-KSB for the year ended December 31, 2004.

ITEM 3:     CONTROLS AND PROCEDURES

            EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive and Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

            CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            See Part I, Item 2 - "Common Stock Placement" for information about a private placement of 1,600,000 shares of common stock in July 2005. All of these shares were sold in reliance on Rule 506 of Regulation D under the Securities Act. All purchasers were accredited investors, purchased for investment and no general solicitation or advertising was used in the offerings.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

                        None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The annual meeting of shareholders was held on May 17, 2005. The following sets forth the matters considered and the voting results:

            1. Election of directors for terms expiring at the 2006 annual meeting. All directors were elected:


                                                              VOTES
                                                              -----
                 Name                                   For          Withheld
                 ----                                   ---          --------
                 Ken L. Kenworthy, Jr.               7,595,499        111,798
                 Ken L. Kenworthy, Sr.               7,595,403        111,894
                 T. J. Boismier                      7,538,244        169,053
                 Steven Craig                        7,538.569        168,728
                 Jon W. "Tucker" McHugh              7,605,274        102,023

            2. Proposed amendment to Certificate of Incorporation to create a classified board of directors. This proposal did not receive the required approval of the holders of a majority of the shares outstanding and was, therefore, not approved.

                       For                 Against                Abstain

                   3,185,463              1,785,619                1,481


            3. Authorization of shareholders rights plan. This proposal received sufficient votes to be approved.

                       For                 Against                Abstain

                   3,147,626              1,817,996                6,941

            4. Ratify selection of Smith, Carney & Co., P.C. as registered public accounting firm for 2005. This proposal received sufficient votes to be approved.

                       For                 Against                Abstain

                   7,699,725                 61                    7,561


ITEM 5.     OTHER INFORMATION

            None

ITEM  6.    EXHIBITS

            See Exhibit Index.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 8, 2005                      GMX RESOURCES INC.

                                           (Registrant)

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
                                           Officer)

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

  3.1 Amended and Restated Certificate of Incorporation of GMX Resources Inc. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, File No. 333-49328)

  3.2 Amended Bylaws of GMX Resources Inc. (Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-KSB for the year ended December 31, 2004)

  4.1 Warrant Agreement with form of Warrant for the February 12, 2001 Public Offering (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2, File No. 333-49328)

  4.2 Form of Underwriters' Warrant for the February 12, 2001 Public Offering (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, File No. 333-49328)

  4.3 Form of Underwriters' Warrant for the July 17, 2001 Secondary Offering (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form SB-2, File No. 333-65436)

  10.2 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form SB-2, File No. 333-49328)

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

  10.15        Daywork Drilling Contract - U.S. between McLachlan Drilling Co.
               and GMX Resources Inc. dated April 21, 2005. (Incorporated by reference to Exhibit to Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2005.)

  10.16 Loan Agreement dated July 29, 2005 between GMX Resources Inc. and Hibernia National Bank. (Incorporated by reference to Exhibit
               10.1 to Current Report on Form 8-K filed on August 4, 2005.)

  10.17 Security Agreement (Stock) dated July 29, 2005 between GMX Resources Inc. and Hibernia National Bank. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 4, 2005.)

  10.18 Security Agreement dated July 29, 2005 between Endeavor Pipeline Inc. and Hibernia National Bank. (Incorporated by reference to
               Exhibit 10.3 to Current Report on Form 8-K filed on August 4, 2005.)

  10.19 Guaranty Agreement dated July 29, 2005 between Endeavor Pipeline Inc. and Hibernia National Bank. (Incorporated by reference to
               Exhibit 10.4 to Current Report on Form 8-K filed on August 4, 2005.)

  31.1         Rule 13a-14a Certification of Chief Executive Officer

  31.2         Rule 13a-14a Certification of Chief Financial Officer

  32.1         Section 1350 Certification of Chief Executive Officer

  32.2         Section 1350 Certification of Chief Financial Officer