Form 10QSB
period 2005-09-30
GMX RESOURCES INC
filed 2005-11-10
CIK 1127342

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ___________________

                                   FORM 10-QSB
                               ___________________


  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2005


  [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from _______________ to _______________


                          COMMISSION FILE NO. 000-32325





                               GMX RESOURCES INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           OKLAHOMA                                         73-1534474
--------------------------------------------------------------------------------
  (State or other jurisdiction                            (IRS Employer
of incorporation or organization)                       Identification No.)


                ONE BENHAM PLACE, 9400 NORTH BROADWAY, SUITE 600
                          OKLAHOMA CITY, OKLAHOMA 73114
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


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

Indicate by check mark whether the registrant is a shell company (as defined in
   Rule 12b-2 of the Exchange Act)                               Yes [_]  No [X]

As of September 30, 2005, there were 9,952,097 shares of GMX Resources Inc. Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):       Yes [_]  No [X]

================================================================================

                               GMX RESOURCES INC.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.   FINANCIAL INFORMATION                                               1

Item 1:   Financial Statements                                                1

          Consolidated Balance Sheets as of December 31, 2004, and
            September 30, 2005 (Unaudited)                                    1

          Consolidated Statements of Operations (Unaudited) for the
            three and nine months ended September 30, 2004, and
            September 30, 2005                                                2

          Consolidated Statements of Cash Flows (Unaudited) for the
            nine months ended September 30, 2004, and September 30, 2005      3

          Condensed Notes to Interim Financial Statements (Unaudited)         4

Item 2:   Management's Discussion & Analysis or Plan of Operation             7

Item 3:   Controls and Procedures                                            11



PART II.  OTHER INFORMATION                                                  12

Item 1:   Legal Proceedings                                                  12

Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds        12

Item 3:   Defaults Upon Senior Securities                                    12

Item 4:   Submission of Matters to a Vote of Security Holders                12

Item 5:   Other Information                                                  12

Item 6:   Exhibits                                                           12

Signature Page                                                               13

Exhibit Index                                                                14

PART I -- FINANCIAL INFORMATION
Item 1:  Financial Statements
                       GMX Resources Inc. and Subsidiaries
                           Consolidated Balance Sheets
           As of December 31, 2004 and September 30, 2005 (Unaudited)

                                                                            December 31,   September 30,
                                                                                2004           2005
                                                                            ------------   ------------
                                                                                            (Unaudited)
                                     ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                            $    862,546   $ 10,754,604
       Accounts receivable--interest owners                                       96,248        252,285
       Accounts receivable--oil and gas revenues                               1,501,073      2,419,321
       Inventories                                                               204,442        447,247
       Prepaid expenses                                                          108,447         95,796
                                                                            ------------   ------------
                  Total current assets                                         2,772,756     13,969,253
                                                                            ------------   ------------

OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST METHOD OF
   ACCOUNTING FOR OIL AND GAS PROPERTIES                                      42,452,970     54,771,891
       Less accumulated depreciation, depletion, and amortization             (6,496,210)    (8,707,803)
                                                                            ------------   ------------
                                                                              35,956,760     46,064,088
                                                                            ------------   ------------

OTHER PROPERTY AND EQUIPMENT                                                   3,515,422      7,689,406
       Less accumulated depreciation                                          (1,308,358)    (1,624,984)
                                                                            ------------   ------------
                                                                               2,207,064      6,064,422
                                                                            ------------   ------------

OTHER ASSETS                                                                      54,883        278,352
                                                                            ------------   ------------

                  TOTAL ASSETS                                              $ 40,991,463   $ 66,376,115
                                                                            ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                                     $  2,321,517   $  4,478,315
       Accrued expenses                                                          134,718        294,826
       Revenue distributions payable                                             274,862        341,325
       Current portion of long-term debt                                         433,933        307,399
                                                                            ------------   ------------
                  Total current liabilities                                    3,165,030      5,421,865
                                                                            ------------   ------------

LONG-TERM DEBT, LESS CURRENT PORTION                                           3,328,361      1,493,574
                                                                            ------------   ------------

OTHER LIABILITIES                                                              2,091,216      2,028,645
                                                                            ------------   ------------

SHAREHOLDERS' EQUITY:
       Preferred stock, par value $.01 per share, 10,000,000
       shares authorized, 25,000 designated as Series A
       Junior Participating Preferred Stock, none issued
       Common stock, par value $.001 per share--authorized
         50,000,000 shares; issued and outstanding 8,053,539
         shares in 2004 and 9,952,097 shares in 2005                               8,054          9,952
       Additional paid-in capital                                             29,305,012     50,758,569
       Retained earnings                                                       3,093,790      6,663,510
                                                                            ------------   ------------
                  Total shareholders' equity                                  32,406,856     57,432,031
                                                                            ------------   ------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 40,991,463   $ 66,376,115
                                                                            ============   ============

See accompanying notes to consolidated financial statements.

                       GMX Resources Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  Three Months Ended            Nine Months Ended
                                                     September 30,                 September 30,
                                              ---------------------------   ---------------------------
                                                  2004           2005           2004           2005
                                              ------------   ------------   ------------   ------------
REVENUE:
 Oil and gas sales                            $  1,819,402   $  4,279,210   $  4,734,065   $ 10,344,453
 Interest income                                     8,844         91,747         12,262         99,039
 Other income                                           --          4,700             --          5,220
                                              ------------   ------------   ------------   ------------
  Total revenue                                  1,828,246      4,375,657      4,746,327     10,448,712
                                              ------------   ------------   ------------   ------------

EXPENSES:
  Lease operations                                 246,752        471,294        739,488      1,562,936
  Production and severance taxes                   124,033        285,104        316,834        642,473
  Depreciation, depletion, and amortization        528,194        907,346      1,408,605      2,528,218
  Interest                                          67,498         24,212        351,652        173,529
  General and administrative                       483,381        637,369      1,463,650      1,971,836
                                              ------------   ------------   ------------   ------------
  Total expenses                                 1,449,858      2,325,325      4,280,229      6,878,992
                                              ------------   ------------   ------------   ------------

  Income before income taxes                       378,388      2,050,332        466,098      3,569,720

INCOME TAXES                                        24,806             --         24,806             --
                                              ------------   ------------   ------------   ------------

Net Income                                    $    353,582   $  2,050,332        441,292      3,569,720
                                              ============   ============   ============   ============

EARNINGS PER SHARE--Basic and Diluted         $       0.04   $       0.20   $       0.06   $       0.40
                                              ============   ============   ============   ============
WEIGHTED AVERAGE COMMON SHARE - Basic            8,048,152      9,773,378      7,176,396      8,664,689
                                              ============   ============   ============   ============
WEIGHTED AVERAGE COMMON SHARES--Diluted          8,183,662     10,430,991      7,258,695      8,976,767
                                              ============   ============   ============   ============

See accompanying notes to consolidated financial statements.

                       GMX Resources Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                   Nine Months Ended September 30, 2004 & 2005

                                                                                2004           2005
                                                                            ------------   ------------
CASH FLOWS DUE TO OPERATING ACTIVITIES
  Net income                                                                $    441,292   $  3,569,720
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation, depletion, and amortization                                1,408,605      2,528,218
      (Gain) loss on disposal of asset                                             3,589            --
      Accretion of asset retirement obligation                                    16,891         30,775
      Amortization of loan fees                                                  126,031         43,712
      Decrease (increase) in:
        Accounts receivable                                                     (255,879)    (1,074,286)
        Inventory and prepaid expenses                                          (179,512)      (497,335)
      Increase (decrease) in:
        Accounts payable                                                        (436,360)     2,156,798
        Accrued expenses and liabilities                                         186,153        160,108
        Revenue distributions payable                                             45,957        108,619
                                                                            ------------   ------------

           Net cash provided by operating activities                           1,356,767      7,026,329
                                                                            ------------   ------------

CASH FLOWS DUE TO INVESTING ACTIVITIES

       Additions to oil and gas properties                                    (2,705,714)   (12,454,420)
       Purchase of property and equipment                                       (138,868)    (4,173,984)
                                                                            ------------   ------------
           Net cash provided by (used in) financing activities                (2,844,582)   (16,628,404)
                                                                            ------------   ------------

CASH FLOWS DUE TO FINANCING ACTIVITIES
      Advances on borrowings                                                   2,000,000      5,549,621
      Payments on debt                                                        (7,800,000)    (7,510,942)
      Proceeds from sale of stock                                              8,162,785     21,455,454
                                                                            ------------   ------------
           Net cash provided by financing activities                           2,362,785     19,494,133
                                                                            ------------   ------------

NET INCREASE IN CASH                                                             874,970      9,892,058

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 637,522        862,546
                                                                            ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  1,512,492   $ 10,754,604
                                                                            ============   ============

CASH PAID FOR INTEREST                                                      $    255,324   $    129,817
                                                                            ============   ============

See accompanying notes to consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in GMX Resources Inc.'s ("GMX" or the "Company") 2004 Annual Report on Form 10-KSB.

     In the opinion of GMX's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of GMX as of September 30, 2005, and the results of its operations and its cash flows for the three and nine-month periods ended September 30, 2004 and 2005.

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

     At September 30, 2005, the number of options exercisable was 338,250, and the weighted-average exercise price of those options was $8.21.

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


                                 Three Months Ended         Nine Months Ended
                                  2004         2005         2004         2005
                               ----------   ----------   ----------   ----------
Net income as reported         $  353,582   $2,050,332   $  441,292   $3,569,720
Deduct: Stock-based
 compensation, net of tax             --     1,027,341          --     1,525,947
                               ----------   ----------   ----------   ----------
Pro forma                      $  353,582   $1,022,991   $  441,292   $2,043,773
                               ==========   ==========   ==========   ==========
Earnings Per Share:
     Basic - as reported       $     0.04   $     0.21   $     0.06   $     0.41
     Basic - pro forma               0.04         0.18         0.06         0.24
     Diluted - as reported           0.04         0.21         0.06         0.41
     Diluted - pro forma             0.04         0.11         0.06         0.24

RECENTLY ISSUED PRONOUNCEMENTS

     SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying cost of the asset. The Company adopted SFAS No. 143 on January 1, 2003, and, as of September 30, 2005, has recognized $1,606,119 as the fair value of asset retirement obligations.

     Below is a reconciliation of the beginning and ending aggregate carrying amount of the Company's asset retirement obligations.


                                                  Nine Months      Nine Months
                                                     Ended            Ended
                                                  September 30,    September 30,
                                                      2004             2005
                                                  ------------     ------------
     Beginning of the period                      $        --      $  1,797,922
     Initial adoption entry                            304,038              --
     Liabilities incurred in the current period            --            84,942
     Liabilities settled in the current period             --          (307,520)
     Accretion expense                                  16,891           30,775
                                                  ------------     ------------
     End of the period                            $    320,979     $  1,606,119
                                                  ============     ============

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

     In December 2004, the FASB issued Statement on Financial Accounting Standards No. 123 (Revised 2004) ("FAS 123(R)"), "Share-Based Payment," revising FASB Statement 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." In March 2005, the SEC issued Staff Accounting Bulletin No. 11 to express the staff's view regarding FAS 123(R). FAS 123(R) requires a public entity to measure the cost of services provided by employees and directors received in exchange for an award of equity instruments, including stock options, at a grant-date fair value. The fair value cost is then recognized over the period that services are provided. FAS 123(R) is effective for the Company for the first interim or annual period of the Company's first fiscal year beginning after December 15, 2005 and will be adopted by the Company in the first quarter of 2006. See "Stock Options" above for a disclosure of the effect on net income and earnings per share for the three and nine months ended September 2004 and 2005 if we had applied the fair value recognition provision of FAS 123 to stock-based employee compensation.

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

2. EARNINGS PER SHARE

     For the three and nine months ended September 30, 2004, diluted earnings per share reflect the potential dilution of 135,510 common shares and 32,299 common shares, respectively. For the three months and nine months ended September 30, 2005, diluted earnings per share reflect the potential dilution of 657,613 common shares and 312,078 common shares, respectively. As of September 30, 2005, GMX had outstanding 1,105,314 Class A warrants and 91,620 additional warrants that were issued to the underwriters of the February 2001 offering, 941 additional warrants that were issued to underwriters of the July 2001 offering, 311,250 options issued to employees and 27,000 stock options issued to a consultant. The exercise price of a portion of the warrants and a portion of stock options exceeded the average price of the underlying securities for the first nine months of 2004. Stock options for employees, directors and consultants for 10,000 shares at $8.00, 5,000 shares at $4.03, 1,500 shares at $6.95, 6,250 shares at $5.00, 5,000 shares at $3.50 and 107,500 shares at $3.00,
51,000 shares at $6.10, 10,000 shares at $8.00, 50,000 shares at $11.51, 65,000 shares at $20.01, and 27,000 shares at $1.00 were outstanding at September 30, 2005.

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

     The Company is a party to a drilling contract with McLachlan Drilling Co., expiring in August 2006, which provides for $13,500 per day operating and standby rates, contractor assurances for equipment and crew performance, and termination fees payable by us for early termination. In addition, the Company has provided approximately $565,000 in financing to the contractor to upgrade the rig's existing pumps, which is expected to be repaid over a period of one-year without interest beginning after September 30, 2005.

4. CREDIT FACILITY

     On July 29, 2005, the Company entered into a new credit agreement with Hibernia National Bank with an initial borrowing base of $17 million. This facility will provide funds for drilling and working capital. Funding under the new credit facility will occur later in the year when the Company needs funds. On July 19, 2005, the Company repaid the $7 million outstanding under its existing credit facility with proceeds of the private placement described below.

5. COMMON STOCK PRIVATE PLACEMENT

     In July 2005, the Company closed a private placement of 1,600,000 shares of Common Stock for total proceeds of $21.6 million. Net proceeds of this transaction, approximately $20.3 million, will be used for general corporate purposes, including funding of drilling and completion of oil and gas wells.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OPERATING DATA

     The following table presents an unaudited summary of certain operating data for the periods indicated.

                                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                                    SEPTEMBER 30            SEPTEMBER 30
                                               ---------------------   ---------------------
                                                  2004        2005        2004        2005
                                               ---------   ---------   ---------   ---------
PRODUCTION:
Oil production (MBbls)                                 7          11          22          35
Natural gas production (MMcf)                        216         414         630       1,167
Equivalent production (MMcfe)                        317         480         811       1,375

AVERAGE SALES PRICE:
Oil price (per Bbl)                            $   39.81   $   59.70   $   37.22   $   51.77
Natural gas price (per Mcf) (1)                     5.61        8.75        5.76        7.33

AVERAGE SALES PRICE (PER MCFE)                 $    5.74   $    8.92   $    5.84   $    7.51

OPERATING AND OVERHEAD COSTS (PER MCFE):
Lease operating expenses                       $     .76   $     .98   $     .89   $    1.14
Production and severance taxes                       .39         .59         .39         .47
General and administrative                          1.53        1.33        1.80        1.43
                                               ---------   ---------   ---------   ---------

         Total                                 $    2.68   $    2.90   $    3.08   $    3.04
                                               ---------   ---------   ---------   ---------

Cash Operating Margin (per Mcfe)               $    3.06   $    6.02   $    2.76   $    4.47

Other (per Mcfe):

Depreciation, depletion and amortization -
  oil and gas production                       $    1.28   $    1.62   $    1.29   $    1.61

-----------------

RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

     OIL AND GAS SALES. Oil and gas sales in the three months ended September 30, 2005, increased 135% to $4,279,210 compared to the three months ended September 30, 2004. This increase was due to an increase in production of oil and gas, which increased 51%, and an increase in oil and gas prices of 55%. The average price per barrel of oil and Mcf of gas received in the three months ended September 30, 2005, was $59.70 and $8.75, respectively, compared to $39.81 and $5.61, respectively, in the three months ended September 30, 2004.

     Production of oil for the three months ended September 30, 2005, increased 57% to 11 MBbls compared to 7 MBbls for the three months ended September 30, 2004. Gas production increased to 414 MMcf for the three months ended September 30, 2005, compared to 216 MMcf for the three months ended September 30, 2004, an increase of 92%. This increase in oil and gas production for the three months ended September 30, 2005, resulted primarily from increased production from workover wells and joint venture wells drilled and completed.

     LEASE OPERATIONS. Lease operations expense increased $224,542 in the three months ended September 30, 2005, to $471,294, a 91% increase compared to the three months ended September 30, 2004. Increased expense resulted primarily from an increase in the operation of a number of new wells and active workover operation expenses. Lease operations expense on an equivalent unit of production basis was $.98 per Mcfe in the three months ended September 30, 2005, compared to $.76 per Mcfe for the three months ended September 30, 2004. This per unit increase resulted from an increased maintenance costs to enhance production.

     PRODUCTION AND SEVERANCE TAXES. Production and severance taxes increased 130% to $285,104 in the three months ended September 30, 2005, compared to $124,033 in the three months ended September 30, 2004. Production and severance taxes are assessed on the value of the oil and gas produced. As a result, the increase resulted primarily from increased oil and gas sales as described above.

     DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense increased $379,152 to $907,346 in the three months ended September 30, 2005, up 72% from the three months ended September 30, 2004. This increase is due primarily to an increase in production levels. The oil and gas depreciation, depletion and amortization rate per equivalent unit of production was $1.62 per Mcfe in the three months ended September 30, 2005, compared to $1.28 per Mcfe in the three months ended September 30, 2004. This rate increased primarily from the increased cost of services in the field.

     INTEREST. Interest expense for the three months ended September 30, 2005, was $24,212 compared to $67,498 for the three months ended September 30, 2004. This decrease is primarily attributable to reduced debt amounts outstanding.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense for the three months ended September 30, 2005, was $637,369 compared to $483,381 for the three months ended September 30, 2004, an increase of 32%. This increase of $153,988 was primarily the result of an increase in technical personnel. General and administrative expense per equivalent unit of production was $1.33 per Mcfe for the three months ended September 30, 2005, compared to $1.53 per Mcfe for the comparable period in 2004.

     INCOME TAXES. Income tax expense for the three months ended September 30, 2005, was $0 compared to 24,806 for the three months ended September 30, 2004. Permanent differences associated with statutory depletion deduction in excess of cost depletion reduced the Company's effective tax rate from an expected statutory rate of 38%.

RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

     OIL AND GAS SALES. Oil and gas sales in the nine months ended September 30, 2005, increased 119% to $10,344,453 compared to the nine months ended September 30, 2004. This increase is due to an increase in production of oil and gas of 70%, and by an increase in oil and gas prices, which increased 27%. The average prices per barrel of oil and Mcf of gas received in the nine months ended September 30, 2005, were $51.77 and $7.33, respectively, compared to $37.22 and $5.76, respectively, in the nine months ended September 30, 2004.

     Production of oil for the nine months ended September 30, 2005, increased to 35 MBbls compared to 22 MBbls for the first nine months of 2004, an increase of 59%. Gas production increased to 1,167 MMcf for the nine months ended September 30, 2005, compared to 630 MMcf for the nine months ended September 30, 2004, an increase of 85%. Increased production in the first nine months of 2005 resulted primarily from drilling activity that commenced in the year in 2004 and increased in 2005.

     LEASE OPERATIONS. Lease operations expense increased $823,448 in the nine months ended September 30, 2005, to $1,562,936; a 111% increase compared to the nine months ended September 30, 2004. Increased expense resulted from an increase in wells and well repairs. Lease operations expense on an equivalent unit of production basis was $1.14 per Mcfe in the nine months ended September 30, 2005, compared to $.89 per Mcfe for the nine months ended September 30, 2004. This increase resulted from a focused program of increased maintenance to enhance production.

     PRODUCTION AND SEVERANCE TAXES. Production and severance taxes increased 103% to $642,473 in the nine months ended September 30, 2005, compared to $316,834 in the nine months ended September 30, 2004. Production and severance taxes are assessed on the value of the oil and gas produced. . As a result, the increase resulted primarily from increased production and oil and gas sales prices as described above.

     DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense increased $1,119,613 to $2,528,218 in the nine months ended September 30, 2005, up 80% from the nine months ended September 30, 2004. This increase is due primarily to higher production levels and higher drilling costs. The oil and gas depreciation, depletion and amortization rate per equivalent unit of production was $1.61 per Mcfe in the nine months ended September 30, 2005, compared to $1.29 per Mcfe in the nine months ended September 30, 2004. This rate increased primarily from the effects of higher costs of drilling.

     INTEREST. Interest expense for the nine months ended September 30, 2005, was $173,529 compared to $351,652 for the nine months ended September 30, 2004. This decrease is primarily attributable to decreased average balances outstanding.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense for the nine months ended September 30, 2005, was $1,971,836 compared to $1,463,650 for the nine months ended September 30, 2004, an increase of 35%. This increase of $508,186 was primarily the result of an increase in salaries and expenses of technical personnel needed for field operations. General and administrative expense per equivalent unit of production was $1.43 per Mcfe for the nine months ended September 30, 2005, compared to $1.80 per Mcfe for the comparable period in 2004.

     INCOME TAXES. Income tax expense for the nine months ended September 30, 2005, was $0 compared to $24,806 for the nine months ended September 30, 2004. Permanent differences associated with statutory depletion deduction in excess of cost depletion reduced the Company's affective tax rate from an expected statutory rate of 38% to 0%.


CAPITAL RESOURCES AND LIQUIDITY

CASH FLOW--NINE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

     In the nine months ended September 30, 2005 and 2004, GMX spent $16,628,404 and $2,844,582, respectively, in oil and gas acquisitions and development activities. Cash flows provided by operating activities for the nine months ended September 30, 2005, were $7,026,329 compared to cash flows used in operating activities of $1,356,767 in the same period of 2004. Net proceeds from private placements of common stock of approximately $21 million in the second quarter of 2005 supplemented operating cash flows. Such proceeds were also used to pay down the Company's credit facility to reduce interest costs pending need for the funds.

CREDIT FACILITY

     On July 29, 2005, we executed a loan agreement with Hibernia National Bank ("Lender") providing for a secured revolving line of credit up to an amount established as the borrowing base from time to time based on a periodic evaluation of our oil and gas reserves (the "Borrowing Base"). The initial Borrowing Base has been established at $17 million and will be redetermined at least semi-annually on or about April 1 and October 1 of each year. The loan bears interest at the rate elected by us of either the prime rate as published in the Wall Street Journal (payable monthly) or the LIBO rate plus a margin ranging from 1.5% to 2.25% based on the amount of the loan outstanding in relation to the Borrowing Base for a period of one, two or three months (payable at the end of such period). Principal is payable voluntarily by us or is required to be paid (i) if the loan amount exceeds the Borrowing Base; (ii) if the Lender elects to require periodic payments as a part of a Borrowing Base redetermination; and (ii) at the maturity date of July 29, 2008. We are obligated to pay a facility fee equal to 0.25% per year of the unused portion of the Borrowing Base payable quarterly. The loan will be secured by a first mortgage on substantially all of our oil and gas properties, a pledge of our ownership of stock of Endeavor Pipeline, Inc. ("Endeavor"), a guaranty from Endeavor and a security interest in all of Endeavor's gathering system.

     We paid off our existing credit facility with the proceeds of a private placement of common stock we closed on July 18, 2005 described below. The new loan will not be funded until we need the funding later in the year.

     In addition to customary reporting and compliance requirements, the principal covenants under the new credit facility are:

     1.   Maintain a current ratio of not less than 1 to 1;
     2. Maintain a minimum net worth of $28.9 million adjusted annually to add 50% of our net income for the prior fiscal year;
     3. Maintain on a quarterly basis a ratio of EBITDA to interest expense of not less than 3 to 1;
     4. Maintain a hedging program on mutually acceptable terms whenever the loan amount outstanding exceeds 75% of the Borrowing Base;
     5. Pay all accounts payable within 60 days of the due date other than those being contested in good faith;
     6. Not incur any other debt other than as permitted by the loan agreement;
     7.   Not permit any liens other than those permitted by the loan agreement;
     8. Not make any investments, loans or advances other than as permitted by the loan agreement;
     9. Not engage in any mergers or consolidations or sales of all or substantially all of our assets;
     10. Not pay any dividends or make any other distributions with respect to our stock, including stock repurchases;
     11. Not permit either Ken L. Kenworthy, Jr. or Ken L Kenworthy, Sr. to cease being an executive officer unless a suitable replacement is employed within 4 months; and
     12. Not permit a person or group (other than existing management) to acquire more than 33% of the outstanding common stock or otherwise suffer a change in control.

COMMON STOCK PLACEMENT

     On July 18, 2005, we closed a private placement of 1,600,000 shares of Common Stock for $21.6 million. Approximate net proceeds from this transaction after a 6% placement fee ($1,296,000), 3% each ($648,000) to Hibernia Southcoast Capital and A.G. Edwards & Sons, Inc., and other expenses, are estimated at $20.3 million

DRILLING CONTRACT

     We are a party to a drilling contract with McLachlan Drilling Co., expiring in August 2006, which provides for $13,500 per day operating and standby rates, contractor assurances for equipment and crew performance, and termination fees payable by us for early termination. In addition, we have provided approximately $565,000 in financing to the contractor to upgrade the rig's existing pumps, which is expected to be repaid over a period of one-year without interest beginning after September 30, 2005.

WORKING CAPITAL

     At September 30, 2005, we had working capital of $8,547,388 plus an unfunded line of credit of $17 million. Management believes we have sufficient funds available to meet our planned East Texas development activities for the remainder of the year.

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

     We expect production from our wells drilled and completed in 2004 and 2005 to provide cash flow to support additional drilling. Our 2005 cash flow from operations has been significantly greater than 2004, and we expect it to continue to increase, assuming commodity prices do not decrease significantly. In addition, we have availability under new existing credit facility of up to $17 million as well as funds from the $21.6 million private placement closed in July 2005. As a result, we believe we could fund from these sources approximately $32 million in capital expenditures, depending on gas prices and drilling results. This amount should be sufficient to fund our estimated costs of PVOG drilling in Phase I and II of our East Texas development based on PVOG's current drilling plans and drilling of our 100% owned wells in Phase III with the rig we contracted for in April 2005, which commenced drilling in August 2005, as well as the rig we are sharing with PVOG.

     Our Class A Warrants are exercisable at $12 per share and if the 1,197,875 warrants outstanding as of October 28, 2005 were exercised, we would receive $14 million from sales of 1,197,875 shares of common stock. These warrants expire in February 2006 and we expect them to be exercised prior to that date if they are in the money.

STRATEGIC PLANS

     We expect to evaluate all of the strategic alternatives available to us in the capital markets for sources of additional financing to enhance our growth and shareholder value. We are not actively pursuing acquisitions, sales, mergers or other similar transactions, but we may do so after 2005 and there may be opportunities that arise from time to time which we will evaluate carefully to determine the best courses of action for all shareholders. For the immediate short term, we will continue to concentrate on the development of our East Texas properties to prove further reserves and enhance shareholder value. We are actively seeking additional rigs to accelerate our drilling in Phase III of our East Texas development and may seek additional debt capital for funding such development if rigs become available to us.

     As a result of our increased activity, we have hired 6 additional employees since December 31, 2004, and expect to hire additional personnel as needed, which has and will continue to increase our general and administrative expenses.

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

     The forward-looking statements in this report are subject to all the risks and uncertainties which are described in our annual report on Form 10-KSB for the year ended December 31, 2004, and in this document. We may also make material acquisitions or divestitures or enter into financing transactions. None of these events can be predicted with certainty or not taken into consideration in the forward-looking statements.

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

ITEM 3: CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-14(c)) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive and Financial Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms

     CHANGE IN THE INTERNAL CONTROLS OVER FINANCIAL REPORTING. There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     See Part I, Item 2 - "Common Stock Placement" for information about a private placement of 1,600,000 shares of common stock in July 2005. All of these shares were sold in reliance on Rule 506 of Regulation D under the Securities Act. All purchasers were accredited investors, purchased for investment and no general solicitation or advertising was used in the offerings. These shares have been subsequently registered for resale by the purchasers with the Securities and Exchange Commission on a registration statement that became effective on September 13, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5: OTHER INFORMATION

        None

ITEM 6: EXHIBITS

        See Exhibit Index

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2005             GMX RESOURCES INC.
                                       (Registrant)




                                    /s/ Ken L. Kenworthy, Sr.
                                    ----------------------------------
                                    Ken L. Kenworthy, Sr.,
                                    Executive Vice President and
                                    Chief Financial Officer
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

10.3 Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2, File No. 333-49328)

10.4 Participation Agreement dated December 29, 2003 by and among Penn Virginia Oil & Gas Company, the Company and its wholly owned subsidiaries (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 29, 2003

10.4(a) First Amendment dated February 27, 2004 to participation agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 14, 2004)

10.4(b) Second Amendment dated May 9, 2004 to participation agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 14, 2004

10.4(c) Third Amendment dated April 6, 2004 to participation agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed September 14, 2004.)

10.4(d) Fourth Amendment dated August 11, 2004 to participation agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed September 14, 2004.)

10.4(e) Fifth Amendment dated effective January 1, 2005 between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation (Incorporated by reference to
               Exhibit 10.6(e) to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, filed May 12, 2005.)

10.5 Warrant Agreement dated January 16, 2004, among GMX Resources Inc. and the Warrant Holders named therein (Incorporated by reference to Current Report on Form 8-K dated January 16, 2004)

10.6 Registration Rights Agreement dated January 16, 2004, among GMX Resources Inc. and the Warrant Holders named therein (Incorporated by reference to Current Report on Form 8-K dated January 16, 2004)

10.7 Common Stock Investment Agreement between GMX Resources and the Investor named therein (Incorporated by reference to Current Report on Form 8-K dated April 5, 2004)

10.8 Registration Agreement between GMX Resources and the Investor named therein (Incorporated by reference to Current Report on Form 8-K dated April 5, 2004)

10.9 Form of Subscription Agreement dated June 23, 2004 by and between GMX Resources Inc. and Investors (Incorporated by reference to
               Exhibit 10.1 to Current Report on Form 8-K filed June 24, 2004.)

10.10 Form of Registration Rights Agreement dated June 23, 2004 by and between GMX Resources Inc. and Investors (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 24, 2004.)

10.11          Daywork Drilling Contract - U.S. between McLachlan Drilling Co.
               and GMX Resources Inc. dated April 21, 2005. (Incorporated by reference to Exhibit to Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2005)

10.12 Loan Agreement dated July 29, 2005 between GMX Resources Inc. and Hibernia National Bank. (Incorporated by reference to Exhibit
               10.1 to Current Report on Form 8-K filed on August 4, 2005.)

10.13 Security Agreement (Stock) dated July 29, 2005 between GMX Resources Inc. and Hibernia National Bank. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 4, 2005.)

10.14 Security Agreement dated July 29, 2005 between Endeavor Pipeline Inc. and Hibernia National Bank. (Incorporated by reference to
               Exhibit 10.3 to Current Report on Form 8-K filed on August 4, 2005.)

10.15 Guaranty Agreement dated July 29, 2005 between Endeavor Pipeline Inc. and Hibernia National Bank. (Incorporated by reference to
               Exhibit 10.4 to Current Report on Form 8-K filed on August 4, 2005.)

10.16 Texas Deed of Trust, Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement dated as of November 3, 2005 from GMX Resources Inc. to Hibernia National Bank

31.1           Rule 13a-14a Certification of Chief Executive Officer

31.2           Rule 13a-14a Certification of Chief Financial Officer

32.1           Section 1350 Certification of Chief Executive Officer

32.2           Section 1350 Certification of Chief Financial Officer