Form 10KSB
period 2005-12-31
GMX RESOURCES INC
filed 2006-03-31
CIK 1127342

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
       For the fiscal year ended December 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from __________________ to __________________

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

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [_].

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126 of the Exchange Act). [_] Yes [X] No

The issuer's revenue for the year ended December 31, 2005 was $19,192,704.

The aggregate market value of the voting and non-voting common equity held by non-affiliates on March 23, 2006 was $390.8 million. This amount was computed using closing price of the issuer's common stock on March 23, 2006 on the NASDAQ National Market.

As of March 28, 2006, the issuer had outstanding a total of 11,192,467 shares of its $0.001 par value Common Stock.

Documents incorporated by reference - NONE

Transitional Small Business Disclosure Format (Check one):  Yes [_]  No [X]

================================================================================

                               GMX RESOURCES INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.........................................................................1

Item 1.      BUSINESS..........................................................1

             General...........................................................1
             General Development of Our Business...............................1
             Business Strategy.................................................4
             2006 Plans........................................................5
             Marketing.........................................................5
             Regulation........................................................6
             Gas Gathering.....................................................9
             Competition.......................................................9
             Facilities........................................................9
             Employees........................................................10
             Certain Technical Terms..........................................10

Item 2.      PROPERTIES.......................................................14

             General..........................................................14
             East Texas.......................................................14
             Northwestern Louisiana...........................................16
             Southeast New Mexico.............................................17
             Reserves.........................................................17
             Costs Incurred...................................................19
             Productive Well Summary..........................................20

Item 3.      LEGAL PROCEEDINGS................................................21


Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............21


PART II.......................................................................22

Item 5.      MARKET FOR COMMON EQUITY RELATED STOCKHOLDER MATTERS AND SMALL
             BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES...................22

             Common Stock.....................................................22
             Equity Compensation Plan Information.............................22
             Recent Sales of Unregistered Securities..........................23
             Purchases of Equity Securities...................................23

Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........24

             Selected Financial Data..........................................24
             Summary Operating and Reserve Data...............................25
             Critical Accounting Policies.....................................26

             Results of Operations for the Year Ended December 31, 2005
             Compared to the Year Ended December 31, 2004.....................28
             Results of Operations for the Year Ended December 31, 2004
             Compared to the Year Ended December 31, 2003.....................29
             Capital Resources and Liquidity..................................30
             Credit Facility..................................................31
             Other 2005 Financings and 2006 Warrant Exercises.................32
             Working Capital..................................................32
             Commitments and Capital Expenditures.............................33
             Liquidity and Financing Considerations...........................33
             Price Risk Management............................................34
             Effect of Accounting Standards...................................34
             Forward-Looking Statements.......................................35
             Risks Related to GMX.............................................35
             Risks Related to the Oil and Gas Industry........................39

Item 7.      FINANCIAL STATEMENTS.............................................43


ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.........................................43


Item 8A.     CONTROLS AND PROCEDURES..........................................44


Item 8B.     OTHER INFORMATION................................................44


PART III......................................................................45

Item 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT................45

             Directors and Executive Officers.................................45
             Significant Employees............................................46
             Terms............................................................46
             Section 16(a) Beneficial Ownership Reporting Compliance..........46
             Audit Committee Matters..........................................47
             Code of Ethics...................................................47

Item 10.     EXECUTIVE COMPENSATION...........................................48

             Summary Compensation Table.......................................48
             Compensation of Directors........................................49

Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             AND RELATED STOCKHOLDER MATTERS..................................49


Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................50


Item 13.     EXHIBITS.........................................................50


Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................50


SIGNATURES....................................................................51

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...................................F-1

                                     PART I

ITEM 1.       BUSINESS

GENERAL

            GMX Resources Inc. (referred to herein as "we," "us," "GMX" or the "Company") is an independent natural gas producer headquartered in Oklahoma City, Oklahoma. As of December 31, 2005, our principal drilling and development activities were focused on our property base in the East Texas, North Carthage Field in Harrison and Panola counties, which we are drilling in a joint development agreement with Penn Virginia Oil & Gas, L.P. ("PVOG"), a wholly owned subsidiary of Penn Virginia Corporation (NYSE: PVA). As of December 31, 2005, we had proved reserves of 162 Bcfe and 97 gross (60.1 net) producing wells. In the North Carthage Field, we also held a large inventory of Cotton Valley Sand development prospects, including 26,395 gross (3,814 net) acres and 619 gross and 374 net CVS possible drilling locations depending on the area of well spacing. Our strategy is to develop our East Texas resource play with multiple rigs, increase production, grow our natural gas reserves and continue to build shareholder value.

            During 2005 we accelerated our drilling in East Texas and expect to further accelerate drilling in 2006. We expect to continue to evaluate all strategic alternatives available to enhance growth and shareholder value. We believe further aggressive development of our East Texas resource play will enhance cash flow and further prove the value of undeveloped reserves. We carefully evaluate all opportunities that may be presented from time to time but do not have a fixed plan for any sale or merger of the Company. Our management team has a significant equity position in the Company and, accordingly, management's interests are aligned with the shareholders.

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

2001 EQUITY OFFERINGS AND DRILLING

            In February 2001, we completed an initial public offering of 1,250,000 units at $8.00 per unit. Each unit consisted of one share of common stock, one Class A warrant to purchase one share of common stock and one Class B warrant to purchase one share of common stock. The Class B warrants expired unexercised. The Class A Warrants are exercisable for $12 per share of common stock and expired on February 12, 2006. The net proceeds of the offering of approximately $8.5 million were used primarily for development drilling in 2001.

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

            In December 2003, we executed a definitive participation agreement with PVOG for the joint development of our Cotton Valley, Travis Peak and Pettit prospects located in East Texas. We also entered into several amendments to the agreement in 2004. This agreement, as amended, designates agreed geographic areas which surround and encompass distinct portions of our acreage positions in East Texas defined as "Phases." PVOG began drilling in February 2004 in Phase I (or "JV 30% Area"), which includes approximately 7,817 gross (2,173 net) acres comprising a portion of our proved undeveloped acreage. We have a 20% carried interest in the first seven wells drilled in the JV 30% Area (which have all been completed) and a right to participate for up to 30% of additional JV 30% Area wells. Phase II (or "JV 50% Area"), which includes approximately 6,931 gross (3,325 net) acres of our acreage, commenced in 2005. In the JV 50% Area, we have a 20% carried interest in the first two wells (which have been completed) and will have a right to participate for up to 50% of additional drilling in the JV 50% Area. In December 2003, we received approximately $950,000 in acreage and drilling location cost reimbursement that was applied to reduce current liabilities. The participation agreement designates another Phase III (or "GMXR 100% Area") in which we have exclusive drilling and development rights and PVOG has a preferential right to purchase. For additional information concerning the PVOG agreement, see "Item 2 - Properties."

2004 ACTIVITIES

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

2005 ACTIVITIES

            In April 2005, we signed a commitment letter for a line of credit with Hibernia National Bank headquartered in New Orleans, Louisiana for a reserve-based, revolving credit facility, which was formalized in July of 2005. The initial borrowing base was $17 million at the LIBO rate, plus 1.5% to 2.25%, depending on usage. On December 1, 2005, the borrowing base was increased to $24 million. At December 31, 2005, only $1,000 had been advanced under this facility.

            In addition, in July 2005, we closed a private placement of 1,600,000 shares of common stock for $21.6 million with a group of institutional investors. Proceeds of this placement were used primarily to fund drilling and development activity in our East Texas properties.

            During 2005, PVOG drilled and completed 21 gross wells, 5.7 wells net to GMX, in the JV 30% and JV 50% areas.

            In the GMXR 100% Area, we drilled 8 wells and completed 5 before year-end. The other 3 were completed in early 2006.

            In December 2005, we acquired from McLachlan Drilling Co. for our own use a drilling rig that was previously drilling for us under a term drilling contract. The purchase price was $5.1 million. We have also contracted to acquire an additional rig, which is being constructed. This rig is expected to be available for us in the 2nd quarter of 2006. As noted above, these rigs will be used for drilling in the GMXR 100% Area.

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

            SUBSTANTIAL DRILLING AND EXPLOITATION OPPORTUNITIES. In East Texas, we have a substantial inventory of drilling and recompletion projects with an estimated 114 Bcfe of proved undeveloped reserves as of December 31, 2005. These projects include 184 new drilling locations with proved undeveloped reserves. We expect to locate additional proved drilling and recompletion opportunities as our evaluation and drilling of the property base continues. Based on our December 31, 2005 reserve report, the pre-tax present value of the proved reserves is $411 million with anticipated future development costs of $191 million.

            SIGNIFICANT INVENTORY OF UNPROVED PROSPECTS. We have approximately 432 gross/279 net additional drilling locations in East Texas which we believe have potential in the Pettit, Travis Peak and Cotton Valley formations at depths of 6,000 to 10,000 feet. Approximately 20,928 acres of our leasehold position is held by production, so we do not have rental payments and drilling targets on those leases, they can be held and drilled in order of priority without concern about lease expiration.

            EMPHASIS ON GAS RESERVES. Production for 2005 was 87% gas and 13% oil. Proved reserves as of December 31, 2005 are 93% gas and 7% oil. We intend to emphasize acquisition and development of gas reserves due to the long term outlook for gas demand, but will continue to maintain a portion of our reserves in oil.

            JOINT DEVELOPMENT OF EAST TEXAS. Our participation agreement with PVOG enables us to participate in the development of our East Texas property at a faster pace than we could fund independently. By having an industry partner with greater financial and other resources, we are able to accelerate the drilling and development of this property base while still participating at meaningful ownership levels. During 2005, we and PVOG acquired rights to use additional rigs to accelerate development and we expect further acceleration in 2006. We consider that our relationship with PVOG is good.

            CONTROL OF RIGS. In December 2005 we organized a wholly owned subsidiary, Diamond Blue Drilling Co. ("DBD"), which purchased a 12,500-foot depth drilling rig we previously had under contract and DBD expects to acquire an additional 14,000-foot depth rig which is under construction in the second quarter of 2006. These rigs will be used to drill in the GMXR 100% Area and enable us to guarantee rig availability and drill at reduced costs.

2006 Plans

             By the end of 2006, we and PVOG expect to have up to 6 drilling rigs in operation in East Texas, including the 2 rigs owned by us. Current plans include drilling of up to 28 gross/8.4 net wells in the JV 30% Area, up to 17 gross/8.5 net wells in the JV 50% Area and up to 30 wells in the GMXR 100% Area. Our share of the capital expenditures for these wells is estimated to range from $72 to $93 million. Completion of these plans will depend on drilling results, rig availability and other factors. We will also participate in wells in New Mexico. See "Properties."

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

            Substantially all of our gas from our East Texas company-operated wells is initially sold to our wholly owned subsidiary, Endeavor Pipeline Inc. ("Endeavor"), which in turn sells gas to unrelated third parties. All of our gas is currently sold under contracts providing for market sensitive terms which are terminable with 30-60 day notice by either party without penalty. This means that we enjoy both the high prices in increasing price markets and suffer low prices when gas prices decline. In addition, PVOG markets 100% of the gas produced from wells operated by PVOG in the JV 30% and 50% Areas and GMXR markets the gas in the 100% Area of our joint development under the terms of month-to-month contracts on the spot market at a price with market sensitive terms.

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

            In 2005, our largest purchasers were Crosstex Pipeline Company, PVOG and TEPPCO Crude, which accounted for 33%, 38% and 14% of total oil and natural gas sales. We do not believe that the loss of any of our purchasers would have a material adverse affect on our operations as there are other purchasers active in the market.

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

GAS GATHERING

            We have acquired, constructed and own, through a wholly owned subsidiary, Endeavor Pipeline, Inc., gas gathering lines and compression equipment for gathering and delivering of natural gas from our East Texas properties that we operate. As of December 31, 2005, this gathering system consisted of approximately 64 miles of gathering lines and four Ajax DPC-360, 360 horsepower, two-stage compressor that collect and compress gas from approximately 97% of our gas production from company-operated wells in 2005. This system enables us to improve the control over our production and enhances our ability to obtain access to pipelines for ultimate sale of our gas. We only gather gas from wells in which we own an interest. Remaining gas is gathered by unrelated third parties. Endeavor also serves as first purchaser of gas from wells for which we are the operator. See "Business-Marketing."

            PVOG has installed and operates gathering facilities to each of the wells drilled and operated by PVOG in the JV 30% and 50% Areas. PVOG charges us a gathering fee of $0.10/MMBtu and actual cost of compression plus five percent (5%) for all gas gathered at the wellhead and redelivered to a central sales point.

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

FACILITIES

            As of December 31, 2005, we leased approximately 6,749 square feet in Oklahoma City, Oklahoma for our corporate headquarters. The annual rental cost is approximately $89,235.

EMPLOYEES

            As of December 31, 2005, we had 16 full-time employees of which four are management and the balance are clerical or technical employees. This compares to eleven full-time employees at December 31, 2004, reflecting the increase in our activities in 2005. We also use nine independent contractors to assist in field operations. We expect to add additional personnel in 2006 as our activities continue to increase. We believe our relations with our employees are satisfactory. Our employees are not covered by a collective bargaining agreement.

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

            PROVED UNDEVELOPED RESERVES. Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances can estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery techniques is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

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

ITEM 2.       PROPERTIES

GENERAL

            As of December 31, 2005, we owned properties in the following productive fields and basins in the United States:

                        o East Texas, North Carthage Field and NE Louisiana,
                          Waskom Field;

                        o The Tatum Basin Crossroads in Southeast New Mexico.

            The following table sets forth certain information regarding our activities in each of these areas as of December 31, 2005.

                                                                   EAST TEXAS
                                                                      AND             SOUTHEAST
                                                                   LOUISIANA          NEW MEXICO         TOTAL
                                                                   ---------          ----------         -----
          PROPERTY STATISTICS:
          --------------------
          Proved reserves (MMcfe)                                   158,957             3,046           162,003
          Percent of total proved reserves                               98%                2%              100%
          Gross producing wells                                          90                 7                97
          Net producing wells                                          54.7               5.4              60.1
          Gross acreage                                              29,023             1,920            30,943
          Net acreage                                                15,706             1,458            17,164
          Proved developed reserves (MMcfe)                          45,023             1,100            46,123
          Proved undeveloped reserves (MMcfe)                       113,934             1,946           115,880
          Estimated total future development costs ($000s)          189,521             1,179           190,700
          Estimated 2006 development costs ($000s)                   90,000             2,000            92,000
          Proved undeveloped locations                                  184                 3               187

          YEAR ENDED DECEMBER 31, 2005 RESULTS:
          Production (net MMcfe)                                      2,108               112             2,220
          Average net daily production (Mcfe)                         5,775               307             6,082

            Additional information related to our oil and gas activities is included in Notes J and K to the financial statements beginning on Page F-1.

EAST TEXAS

            The East Texas properties are located in Harrison and Panola Counties, Texas. These properties contain approximately 28,423 gross (15,337 net) acres with rights covering the Travis Peak, Pettit, Glen Rose and Cotton Valley formations. Our East Texas properties have 158.6 Bcfe of proved reserves or 98% of our total proved reserves at December 31, 2005, of which 113.9 Bcfe is classified as proved undeveloped.

            We have interests in 85 gross (52.0 net) producing wells in East Texas, of which we operate 43. Average daily production net to our interest for 2005 was 4,731 Mcf of gas and 98 Bbls of oil. Production is primarily from the Betheny, Blocker and Waskom Fields. The producing lives of these fields are generally 12 to 70 years. We have identified productive zones in the existing wells that are currently behind pipe and thus are not currently producing. These zones can be brought into production as existing reserves are depleted. The Blocker and Betheny areas include 39 gross (36.6 net) wells in Harrison County which produce gas that is gathered, compressed and sold by Endeavor. Gas sold from the Blocker area has a high MMBtu content which results in a net price above NYMEX average daily Henry Hub natural gas price. Oil is sold separately at a slight premium to the average NYMEX Sweet Crude Cushing price, inclusive of deductions. Most of the planned development will be added to existing gathering systems under comparable contracts.

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

            On December 29, 2003, we executed a definitive participation agreement with PVOG for the joint development of our Cotton Valley, Travis Peak and Pettit prospects located in East Texas. The agreement was amended on several occasions in 2004, 2005 and 2006. The participation agreement expires in December 2007. This agreement, as amended, designates agreed geographic areas which surround and encompass distinct portions of our acreage positions in East Texas defined as "Phases." PVOG began drilling in February 2004 in Phase I (the "JV 30% Area"), which includes approximately 9,908 gross (2,833 net) acres comprising a portion of our proved undeveloped acreage. GMX has a 20% carried interest in the first wells drilled in the JV 30% Area and a right to participate for 30% of additional wells. PVOG has drilled and completed 36 wells in the JV 30% Area. Phase II (the "JV 50% Area") includes approximately 8,052 gross (3,864 net) acres. We have a 20% carried interest in the first two wells and a right to participate for up to 50% of additional drilling in the JV 50% Area. During 2005 PVOG drilled and completed 3 wells in this area. At inception, we received approximately $950,000 in acreage and drilling location cost reimbursement which was applied to reduce current liabilities. The PVOG agreement also designates areas of mutual interest ("AMIs") in which GMX and PVOG agree that they will have rights to jointly acquire acreage until December 2007. The JV 30% Area AMI consist of 20,500 acres in which GMX and PVOG have agreed to share future acreage acquisitions on a 70% PVOG/30% GMX basis. The JV 50% Area AMI consists of 22,400 acres and a 50% PVOG/50% GMX sharing ratio. The Phase III (the "GMXR 100% Area") AMI consists of 15,360 acres and is an area surrounding GMX's existing wells. GMX has granted to PVOG a right of first refusal on any sale of acreage in the GMXR 100% Area and PVOG is restricted from acquiring acreage in the GMXR 100% Area until one year after termination of the participation agreement, unless GMX no longer owns acreage in the GMXR 100% Area. In 2004, we jointly acquired 2,665 gross acres in the JV 30% Area and 670 acres in the JV 50% Area. In 2005 we jointly acquired 2,091 gross acres (660 net) in the JV 30% Area and 1,121 gross acres (539 net) in the JV 50% Area. During 2005 we acquired 2,481 gross acres (1,850 net) in the GMXR 100% Area. Also, during 2005 we drilled and completed 8 wells in the GMXR 100% Area.

            The participation agreement originally limited PVOG to the use of one rig. During a portion of 2004, PVOG used two rigs under an amendment to our agreement whereby PVOG agreed to purchase a dollar denominated production payment from us to finance our share of costs of drilling using the second rig. This arrangement was terminated in November 2004 and since that date, only one rig was used throughout the remainder of 2004 and early 2005. We received $1,929,029 in funding from PVOG under this arrangement, which is repayable from 75% of our share of production proceeds from the wells financed. In March 2005, we entered into a further amendment to the joint participation agreement permitting PVOG to use two rigs, when one can be located, which permits us to share in the use of the second rig for our own account in drilling in Phase III, on an alternating basis with PVOG. We and PVOG each have the right to use the second rig for up to three consecutive wells. We will pay for the rig when we use it on the same terms as PVOG. Effective January 1, 2006, we agreed that PVOG could use two additional rigs. Either party may terminate the multiple rig provisions on 60 days notice subject to the terms of any drilling contract for the second rig.

            Our success rate has been 100% on wells drilled and completed in 2004 and 2005. There is a potential for up to 619 gross (374 net) locations of Cotton Valley wells in our East Texas acreage assuming an ultimate well density of two wells in each 80-acre tract.

            At December 31, 2005, Sproule Associates, Inc., our independent reserve engineering firm, assigned a total of 25,925 Bcfe of proved producing reserves to the completed East Texas wells, 18,740 Bcfe to our proved developed non-producing wells, and 113,934 Bcfe of proved undeveloped reserves to our 184 proved undeveloped locations in East Texas.

            The pace of future development of this property will depend on the pace of PVOG's activity under our joint participation agreement described above, availability of capital, future drilling results, the general economic conditions of the energy industry and on the price we receive for the natural gas and crude oil produced. Depending on rig availability and funding, in 2006, we expect PVOG to drill 20-28 new Cotton Valley wells in the JV 30% Area and 10-17 Cotton Valley wells in the JV 50% Area and we expect to drill up to 30 Cotton Valley wells in the GMXR 100% Area. We also plan to recomplete 4-6 wells in the GMXR 100% Area. We will fund our share of this drilling at the low end of these ranges from internal cash flow and borrowings under our bank credit facility. If drilling is proposed at the higher ranges, we may need outside sources of capital to fund our share, which we expect to fund through additional borrowings rather than sales of additional equity. In 2005 and through February 2006 when our Class A warrants expired, we received $14 million from the exercise of warrants.

NORTHWESTERN LOUISIANA

            The Louisiana properties are located in Clairborne, Caddo, Catahoula and Webster parishes. These properties contain approximately 600 gross (369 net) acres in the Waskom Field with production from the Cotton Valley, Hosston and Rodessa formations. We have five gross

(2.6 net) producing wells, three of which we operate. Production is predominately oil. Louisiana proved reserves are 0.4 Bcfe and represent approximately 1% of proved reserves as of December 31, 2005. Average daily production net to our interest for 2005 was 2 Bbls of oil and 22 Mcf of gas.

SOUTHEAST NEW MEXICO

            Our Southeast New Mexico properties are located in Lea and Roosevelt counties and consist of approximately 1,920 gross (1,458 net) acres. The acreage lies on the northwestern edge of the Midland Basin, defined as the Tatum Basin. Existing production is from three zones--the Bough C, Abo and San Andres--at depths ranging from 9,500 to 10,000 feet. Proved reserves in Southeast New Mexico are 3.0 Bcfe and represent 2% of our total proved reserves as of December 31, 2005. Average daily production net to our interests for 2005 from our 7 gross (5.4 net) producing wells in this area was 124 Mcf of gas and 25 Bbls of oil.

            Third party drilling activity in the vicinity of our properties also suggests that deeper exploration may be warranted to the Atoka, Morrow, and Devonian formations. In 2004, we entered into a farmout with Yates Petroleum Corporation which completed 3D seismic evaluations of these formations. GMX farmed out its 320-acre leasehold interest to Yates Petroleum Corporation retaining a 25% working interest before payout with an overriding royalty convertible to 30% working interest after payout. This 320-acre leasehold is part of a 960.17-acre AMI wherein three Morrow wells have been proposed under our operating agreement with Yates.

            GMX's interests in these three wells named the Gosden BGI State #1, Twitty BFH State #1 and Huskey "Big" State #1 are as follows:

            Before Payout Working Interest                     7.6694%
            Before Payout Net Revenue:                         6.710725%
            Convertible Overriding Royalty Interest:           2.229072%

            After Payout Working Interest                      14.5719%
            After Payout Net Revenue                           12.750413%


            The Gosden #1 was drilled and completed in the second quarter 2005 and reached payout status 31 days after first sales. GMX elected to covert its Overriding Royalty Interest in the Gosden #1 increasing its net revenue from
8.935 to 12.75%. The Twitty #1 and Huskey #1 are scheduled for drilling in the first quarter of 2006. GMX has a carried interests in these two wells identical to the Gosden #1.

            We also plan to drill approximately 14 wells in the San Andres formation at 5,500' approximate depth in 2006.

RESERVES

            As of December 31, 2005, Sproule Associates Inc. estimated our proved reserves to be 162 Bcfe. An estimated 46 Bcfe is expected to be produced from existing wells and another 116 Bcfe or 72% of the proved reserves, is classified as proved undeveloped. All of our proved undeveloped reserves are on locations that are adjacent to wells productive in the same formations. As of December 31, 2005, we had interests in 97 gross producing wells, 43 of which we operate.

            The following table shows the estimated net quantities of our proved reserves as of the dates indicated and the Estimated Future Net Revenues and Present Values attributable to total proved reserves at such dates.

                                                                      YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------------
                                                             2003              2004                2005
                                                          -----------       -----------         ----------
PROVED DEVELOPED:
Gas (MMcf)                                                     18,277            18,980             41,503
Oil (MBbls)                                                       568               584                770
                                   Total (MMcfe)               21,685            22,484             46,123
PROVED UNDEVELOPED:
Gas (MMcf)                                                     26,752            37,908            108,673
Oil (MBbls)                                                       755               653              1,201
                                   Total (MMcfe)               31,282            41,826            115,880
TOTAL PROVED:
Gas (MMcf)                                                     45,029            56,888            150,176
Oil (MBbls)                                                     1,323             1,237              1,971
                                   Total (MMcfe)               52,967            64,309            162,003

ESTIMATED FUTURE NET REVENUES (1)($000S)                  $   178,348       $   214,278         $1,648,402

PRESENT VALUE(1)($000S)                                   $    71,192       $    83,237         $  409,624

STANDARDIZED MEASURE (1) ($000S)                          $    47,975       $    64,231         $  302,396

-------------------------

(1) The prices used in calculating Estimated Future Net Revenues and the Present Value are determined using prices as of period end. Estimated Future Net Revenues and the Present Value give no effect to federal or state income taxes attributable to estimated future net revenues. See "Note K - Supplemental Information on Oil and Gas Operations" for information about the standardized measure of discounted future net cash flows. We believe that the Estimated Future Net Revenue and Present Value are useful measures in addition to standardized measure as it assists in both the determination of future cash flows of the current reserves as well as in making relative value comparisons among peer companies. The standardized measure is dependent on the unique tax situation of each individual company, while the pre-tax Present Value is based on prices and discount factors which are consistent from company to company. We also understand that securities analysts use this measure in similar ways.

            The increase in proved reserves in 2005 is primarily attributable to extensions and discoveries and revisions of prior estimates resulting from our East Texas drilling results.

            Approximately 72% of our proved reserves are undeveloped. By their nature, estimates of undeveloped reserves are less certain. In addition, the quantity and value of our proved undeveloped reserves is dependent upon our ability to fund the associated development costs which were a total of an estimated $190 million as of December 31, 2005, of which $92 million is scheduled to be expended in 2006. These estimated costs may not be accurate, development may not occur as scheduled and results may not be as estimated.

            The Estimated Future Net Revenues and Present Value are highly sensitive to commodity price changes and commodity prices have recently been highly volatile. The prices used to calculate Estimated Future Net Revenues and Present Value of our proved reserves as of December 31, 2005 were $61.04 per barrel for oil and $11.225 per Mmbtu for gas, adjusted for quality, contractual agreements, regional price variations and transportation and marketing fees. These period end prices are not necessarily the prices we expect to receive for our production but are required to be used for disclosure purposes by the SEC. We estimate that if all other factors (including the estimated quantities of economically recoverable reserves) were held constant, a $1.00 per Bbl change in oil prices and a $.10 per Mcf change in gas prices from those used in calculating the Present Value would change such Present Value by $807,000, and $5,723,000, respectively, as of December 31, 2005.

            Sproule Associates, Inc., our independent reserve engineers, prepared the estimates of proved reserves as of December 31, 2003, 2004 and 2005.

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

                                                    YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------
                                           2003               2004                2005
                                        -----------        -----------        -----------
PROPERTY ACQUISITION COSTS:
                        Proved          $    57,565        $      --          $      --
                        Unproved              5,212            851,617          1,230,409
DEVELOPMENT COSTS                           173,840          7,681,750         24,789,281
                                        -----------        -----------        -----------
                        Total           $   236,617        $ 8,533,367        $26,019,690
                                        ===========        ===========        ===========

DRILLING RESULTS

            We drilled or participated in the drilling of wells as set out in the table below for the periods indicated. The table was completed based upon the date drilling commenced. We did not acquire any wells or conduct any exploratory drilling during these periods. You should not consider the results of prior drilling activities as necessarily indicative of future performance, nor should you assume that there is necessarily any correlation between the number of productive wells drilled and the oil and gas reserves generated by those wells.

                                                  YEAR ENDED DECEMBER 31,
                         -----------------------------------------------------------------------
                                2003                       2004                      2005
                         ------------------         ------------------        ------------------
DEVELOPMENT WELLS:       Gross         Net          Gross         Net         Gross         Net
Gas                        --           --             15            4           31           16
Oil                        --           --           --           --           --           --
Dry                        --           --           --           --           --           --
                         -----        -----         -----        -----        -----        -----
Total                      --           --             15            4           31           16
                         =====        =====         =====        =====        =====        =====

ACREAGE

            The following table shows our developed and undeveloped oil and gas lease and mineral acreage as of December 31, 2005. Excluded is acreage in which our interest is limited to royalty, overriding royalty and other similar interests.


                                      DEVELOPED                UNDEVELOPED
                                ---------------------     ---------------------
LOCATION                          GROSS        NET          GROSS        NET
                                --------     --------     --------     --------
East Texas and Louisiana          19,915       11,820        9,108        3,887
Southeast New Mexico               1,920        1,458         --           --
                                --------     --------     --------     --------
                   Total          21,835       13,278        9,108        3,887
                                ========     ========     ========     ========

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

PRODUCTIVE WELL SUMMARY

            The following table shows our ownership in productive wells as of December 31, 2005 Gross oil and gas wells include one well with multiple completions. Wells with multiple completions are counted only once for purposes of the following table.

                                              PRODUCTIVE WELLS
                                            ---------------------
               TYPE OF WELL                  GROSS         NET
               ------------                 --------     --------
          Gas                                     77         44.7
          Oil                                     20         15.4
                                            --------     --------
                          Total                   97         60.1
                                            ========     ========

ITEM 3.       LEGAL PROCEEDINGS

            None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

            The high and low bid prices for our Common Stock as listed on the NASDAQ National Market as applicable during the periods described below were as follows:

                                                      HIGH          LOW
                                                      ----          ---
          YEAR ENDED DECEMBER 31, 2004
                   First Quarter                    $   6.08     $   2.45
                   Second Quarter                       8.30         5.10
                   Third Quarter                        7.80         5.31
                   Fourth Quarter                       7.75         5.86
          YEAR ENDED DECEMBER 31, 2005
                   First Quarter                       13.29         6.22
                   Second Quarter                      14.69         9.53
                   Third Quarter                       27.00        13.69
                   Fourth Quarter                      42.27        20.66

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

            As of March 10, 2006, there were 33 record owners of our Common Stock and approximately 6,897 beneficial owners.

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

EQUITY COMPENSATION PLAN INFORMATION

            The following table sets forth information as of December 31, 2005 relating to equity compensation plans.

                                         NUMBER OF
                                        SHARES TO BE   WEIGHTED-AVERAGE
                                        ISSUED UPON        EXERCISE         REMAINING SHARES
                                        EXERCISE OF        PRICE OF       AVAILABLE FOR FUTURE
                                        OUTSTANDING       OUTSTANDING     ISSUANCE UNDER EQUITY
        PLAN CATEGORY                     OPTIONS           OPTIONS        COMPENSATION PLANS
        -------------                     -------           -------        ------------------
Equity Compensation Plans
Approved by Shareholders                 295,750             $9.35               158,991

Equity Compensation Plans Not
Approved by Shareholders                  27,000             $1.00                  ---

            The 27,000 shares issuable under the equity compensation plan not approved by shareholders relate to a single option grant to a consultant as a part of his compensation arrangements.

RECENT SALES OF UNREGISTERED SECURITIES

            None during the fourth quarter of 2005.

PURCHASES OF EQUITY SECURITIES

            None during the fourth quarter of 2005

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SELECTED FINANCIAL DATA

            The following table presents a summary of our financial information for the periods indicated. It should be read in conjunction with our consolidated financial statements and related notes (beginning on page F-1 at the end of this report) and the discussion below.

                                                                      YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------------
                                                               2003              2004              2005
                                                           ------------      ------------      ------------
STATEMENT OF OPERATIONS DATA:
Oil and gas sales                                          $  5,367,370      $  7,689,882      $ 19,026,050
Interest and other income                                        21,424           143,828           166,654
                                                           ------------      ------------      ------------
            Total revenues                                    5,388,794         7,833,710        19,192,704
                                                           ------------      ------------      ------------
Lease operations                                                850,034         1,261,109         2,070,286
Production and severance taxes                                  384,069           518,712         1,241,338
General and administrative                                    1,578,865         1,985,913         3,388,396
Depreciation, depletion and amortization                      1,549,678         2,043,485         3,982,079
Interest                                                        439,313           558,504           142,409
                                                           ------------      ------------      ------------
            Total expenses                                 $  4,801,959      $  6,367,731      $ 10,824,508
                                                           ------------      ------------      ------------
Income (loss) before income taxes                               586,835         1,465,979         8,368,196
Income tax expense - current                                       --              24,206              --
Income tax expense - deferred                                      --                --           1,212,100
                                                           ------------      ------------      ------------
Net income before cumulative effect of a change in
   accounting principle                                    $    586,835      $  1,441,773      $  7,156,096

Cumulative effect of a change in accounting principle           (51,834)             --                --
                                                           ------------      ------------      ------------
Net income (loss) applicable to common shares              $    535,001      $  1,441,773      $  7,156,096
                                                           ============      ============      ============

Net income (loss) per share - before cumulative effect     $        .09      $        .19      $        .81
Cumulative effect                                                  (.01)             --                --
                                                           ------------      ------------      ------------
Net income (loss) per share - basic and diluted            $        .08      $        .19      $        .79
                                                           ============      ============      ============

Weighted average common shares - basic                        6,560,000         7,396,880         8,797,529
Weighted average common shares - diluted                      6,560,000         7,491,778         9,102,181

STATEMENT OF CASH FLOWS DATA:
Cash provided by (used in) operating activities            $  1,014,290      $  3,684,155      $ 16,323,103
Cash provided by (used in) investing activities                 464,315        (8,867,944)      (39,549,002)
Cash provided by (used in) financing activities              (1,385,000)        5,418,813        24,755,850

BALANCE SHEET DATA (AT END OF PERIOD):
Oil and gas properties, net                                $ 27,660,317      $ 35,956,760      $ 58,927,397
Total assets                                                 31,501,206        40,991,463        81,103,271
Long-term debt, including current portion                     6,690,000         3,762,294         1,756,002
Shareholders' equity                                         22,618,565        32,406,856        61,225,096

SUMMARY OPERATING AND RESERVE DATA

            The following table presents an unaudited summary of certain operating and oil and gas reserve data for the periods indicated.

                                                                               YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------------
                                                                         2003           2004           2005
                                                                      ----------     ----------     ----------
PRODUCTION:
Oil (MBbls)                                                                   35             30             48
Natural gas (MMcf)                                                           917          1,049          1,930
Gas equivalent (MMcfe)                                                     1,124          1,231          2,220

AVERAGE SALES PRICE:
Oil (per Bbl)                                                         $    30.41     $    40.83     $    53.35
Natural gas (per Mcf)                                                       4.73 (1)       6.15           8.52

AVERAGE SALES PRICE (PER MCFE)                                        $     4.79     $     6.25     $     8.57

OPERATING AND OVERHEAD COSTS (PER MCFE):
Lease operating expenses                                              $      .74     $     1.03     $      .93
Production and severance taxes                                               .34            .42            .56
General and administrative                                                  1.40           1.61           1.53
                                                                      ----------     ----------     ----------
                        Total                                         $     2.48     $     3.06     $     3.02
                                                                      ----------     ----------     ----------

OPERATING MARGIN (PER MCFE)                                           $     2.31     $     3.19     $     5.55

OTHER (PER MCFE):
Depreciation, depletion and amortization - oil and gas production     $     1.08     $     1.28     $     1.58


ESTIMATED NET PROVED RESERVES (AS OF PERIOD-END):
Natural gas (Bcf)                                                           45.0           56.9          150.2
Oil (MMbls)                                                                  1.3            1.2            2.0
Total (Bcfe)                                                                53.0           64.3          162.0
Estimated Future Net Revenues ($MM)(2)(3)                             $    178.3     $    214.3     $  1,648.9
Present Value ($MM)(2)(3)                                             $     71.2     $     83.2     $    409.6
Standardized measure of discounted future net cash flows ($MM)(4)     $     48.0     $     64.2     $    302.4

-----------------------------

(1) Net of results of hedging activities which reduced the average gas price in 2003 $.48 per Mcf.

(2)  See "Item 1 - Certain Technical Terms."

(3) The prices used in calculating Estimated Future Net Revenues and the Present Value are determined using prices as of period end. Estimated Future Net Revenues and the Present Value give no effect to federal or state income taxes attributable to estimated future net revenues. See "Item 2 - Reserves."

(4) The standardized measure of discounted future net cash flows gives effect to federal and state income taxes attributable to estimated future net revenues. See "Note K - Supplemental Information on Oil and Gas Operations."

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

Increases in the ARO liability due to passage of time impact net income as an accretion expense. The related capitalized cost, including revisions thereto, is charged to expense through DD&A. At December 31, 2005, the Company's balance sheet included an estimated liability for ARO of $2,212,233.

INCOME TAXES

            As part of the process of preparing the consolidated financial statements, we are required to estimate the federal and state income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as derivative instruments, depreciation, depletion and amortization, and certain accrued liabilities for tax and accounting purposes. These differences and the net operating loss carryforwards result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess, using all available positive and negative evidence, the likelihood that the deferred tax assets will be recovered from future taxable income. If we believe that recovery is not likely, we must establish a valuation allowance. Generally, to the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must include an expense or reduction of expense within the tax provisions in the consolidated statement of operations. As of December 31, 2005, we estimated that our deferred tax liabilities were $1,212,100.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

            OIL AND GAS SALES. Oil and gas sales in the year ended December 31, 2005 increased 147% to $19,026,050 compared to the year ended December 31, 2004, due to an increase of 92% in production and a 36% increase in the average oil and gas price. The average price per barrel of oil and mcf of gas received in 2005 was $53.35 and $8.52, respectively, compared to $40.83 and $6.25 in the year of 2004. Oil production for 2005 increased 18 MBbls to 48 MBbls compared to 2004. Gas production increased to 1,930 MMcf compared to 1,049 MMcf for the year of 2004, an increase of 84%. Increased production in 2005 resulted from drilling and recompleting new wells during the year.

            LEASE OPERATIONS. Lease operations expense increased $809,177 in 2005 to $2,070,286, a 64% increase compared to 2004. Increased expenses resulted from numerous re-works of wells and additional costs to operate new wells. Lease operations expense on an equivalent unit of production basis was $.93 per Mcfe in 2005 compared to $1.09 per Mcfe for 2004, which decreased due to new wells.

            PRODUCTION AND SEVERANCE TAXES. Production and severance taxes increased 139% to $1,241,338 in 2005 compared to $518,721 in 2004. Production and severance taxes are assessed on the value of the oil and gas produced. As a result, the increase resulted primarily from the increase in oil and gas sales prices and an increase in production.

            DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense increased $1,938,594 to $3,982,079 in 2005, up 95% from 2004. This increase is due primarily to an increase in production for 2005. The oil and gas depreciation, depletion and amortization rate per equivalent unit of production was $1.79 per Mcfe in 2005 compared to

$1.28 per Mcfe in 2004. Drilling and completion costs in the field were increased and were primarily the reason for increase.

            INTEREST. Interest expense for 2005 was $142,409 compared to $558,504 for 2004. This decrease is primarily attributable to the reduced amount of debt.

            GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense for 2005 was $3,388,396 compared to $1,985,912 for 2004, an increase of 71%. This increase of $1,402,484 was the result of increases in staff necessary to operate at higher levels of drilling and production. General and administrative expense per equivalent unit of production was $1.53 per Mcfe for 2005 compared to $1.72 per Mcfe for 2004, reflecting slightly improved efficiency levels.

            INCOME TAXES. Income tax for 2005 was $1,212,100 as compared to $24,206 in 2004. A deferred non-cash tax provision was booked for 2005 reflecting a 15% effective rate. We expect our deferred non-cash tax provision to be approximately 25% in 2006.

            NET INCOME AND NET INCOME PER SHARE. For 2005, we reported net income of $7,156,096 compared to $1,444,773 for 2004. Net income per basic and fully diluted share was $0.81 in 2005 compared to $0.19 in 2004, up 316%, while weighted average fully-diluted shares outstanding increased by 22% from 7,491,778 in 2004 to 9,102,181 in 2005.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

            OIL AND GAS SALES. Oil and gas sales in the year ended December 31, 2004 increased 43% to $7,689,882 compared to the year ended December 31, 2003, due to an increase of 10% in production and a 30% increase in the average oil and gas price. The average price per barrel of oil and Mcf of gas received in 2004 was $40.83 and $6.15, respectively, compared to $30.41 and $4.73 in the year 2003. During 2003, we hedged 180,000 Mcf of gas through price swap agreements with a fixed price of $2.664 per Mcf. The price swap agreements reduced sales by $438,400. Oil production for 2004 decreased 5MBbls to 30 MBbls compared to 2003. Gas production increased to 1,049 MMcf compared to 917 MMcf for the year of 2003, an increase of 14%. Increased production in 2004 resulted from drilling and recompleting new wells during the year.

            LEASE OPERATIONS. Lease operations expense increased $411,075 in 2004 to $1,261,109, to 48% increase compared to 2003. Increased expenses resulted from numerous re-works of wells and additional costs of new wells. Lease operations expense on an equivalent unit of production basis was $1.02 per Mcfe in 2004 compared to $.74 per Mcfe for 2003, resulting from re-works and maintenance to enhance production.

            PRODUCTION AND SEVERANCE TAXES. Production and severance taxes increased 22% to $518,721 in 2004 compared to $384,069 in 2003. Production and severance taxes are assessed on the value of the oil and gas produced prior to the effect of price swap agreements. As a result, the increased resulted primarily from the increase in oil and gas sales prices and an increase in production.

            DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation depletion and amortization expense increased $494,071 to $2,043,485 in 2004, up 32% from 2003. This increase is due primarily to an increase in production for 2004. The oil and gas depreciation, depletion and amortization rate per equivalent unit of production was $1.28 per Mcfe in 2004 compared to $1.08 per Mcfe in 2003.

            INTEREST. Interest expense for 2004 was $558,504 compared to $439,313 for 2003. This increase is primarily attributable to a higher cost of subordinated debt in the first six months of 2004.

            GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense for 2004 was $1,985,913 compared to $1,578,865 for 2003, an increase of 26%. This increase for $407,048 was the result of an increase in salaries and payroll expense of $215,000 from personnel additions, an increase of $64,000 in cost of being public and an $85,000 increase in technical consulting costs. General and administrative expense per equivalent unit of production was $1.65 per Mcfe for 2004 compared to $1.40 per Mcfe for 2003.

            INCOME TAXES. Income tax for year of 2004 was $24,206 as compared to zero in 2003.

            NET INCOME AND NET INCOME PER SHARE. For 2004, we reported net income of $1,441,773 compared to $535,000 for 2003. Net income per basic and fully diluted share was $0.19 in 2004 compared to $0.08 in 2003, up 138%, while weighted average fully-diluted shares outstanding increased by 14% from 6,560,000 to 7,491,778.

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

            CASH FLOW--YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004. In 2005 we had a positive cash flow from operating activities of $16,323,103 as a result of increased production volume and increased oil and gas prices during 2005. Our cash flow from operating activities in 2004 was $3,684,155. We received a net $24,755,850 in cash from financing activities in 2005 compared to 2004 amounts of $5,418,513. The cash flow from financing activities in 2005 was primarily from the sale of common stock of $21,662,143 and additional debt. The cash inflow in 2004 from financing activities primarily resulted from the sale of common stock of $8,346,518 and re-payment of debt.

            CASH FLOW--YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003. In 2004 we had a positive cash flow from operating activities of $3,684,155 as a result of increased production and higher oil and gas prices during 2004. Our cash flow from operating activities in 2003 was $1,014,290. We expended $8,902,267 on capital expenditures in 2004, primarily on drilling and development costs, compared to receiving a net $464,315 in 2003 after a sale of properties. The cash inflow in 2003 was primarily from the year-end agreement with PVOG. The net cash inflow in 2004 of $5,418,813 from financing activities primarily resulted from sales of common stock in the amount of $8,346,518, offset by repayment of debt.

CREDIT FACILITY

            In July 2005, we executed a loan agreement with Hibernia National Bank ("Lender") providing for a secured revolving line of credit up to an amount established as the borrowing base from time to time based on a periodic evaluation of our oil and gas reserves (the "Borrowing Base"). The initial Borrowing Base was established at $17 million and will be re-determined at least semi-annually on or about April 1 and October 1 of each year. On December 1, 2005 the Borrowing Base was re-determined to $24 million. The loan bears interest at the rate elected by us of either the prime rate as published in the Wall Street Journal (payable monthly) or the LIBO rate plus a margin ranging from 1.5% to 2.25% based on the amount of the loan outstanding in relation to the Borrowing Base for a period of one, two or three months (payable at the end of such period). Principal is payable voluntarily by us or is required to be paid (i) if the loan amount exceeds the Borrowing Base; (ii) if the Lender elects to require periodic payments as a part of a Borrowing Base re-determination; and (ii) at the maturity date of July 29, 2008. In connection with the December 1, 2005 borrowing base redetermination, the Borrowing Base is subject to a mandatory borrowing base reduction of $1.5 million per quarter. We are obligated to pay a facility fee equal to 0.25% per year of the unused portion of the Borrowing Base payable quarterly. The loan is secured by a first mortgage on substantially all of our oil and gas properties, a pledge of our ownership of the stock of our subsidiaries, a guaranty from our subsidiaries and a security interest in all of the assets of our subsidiaries.

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

            11. Not permit either Ken L. Kenworthy Jr. or Ken L. Kenworthy Sr.
                to cease being an executive officer unless a suitable replacement is employed within 4 months; and

            12. Not permit a person or group (other than existing management) to acquire more than 33% of the outstanding common stock or otherwise suffer a change in control.

            As of December 31, 2005, we had $1,000 outstanding under the facility.

OTHER 2005 FINANCINGS AND 2006 WARRANT EXERCISES

            COMMON STOCK PRIVATE PLACEMENT. In July 2005, we completed a private placement and sold 1,600,000 shares of common stock for $21,600,000. Proceeds of these have been used for general corporate purposes, primarily drilling in our East Texas properties. Our Class A warrants to purchase common stock at $12.00 per share issued in our initial public offering in 2001 expired in February 2006. Subsequent to year end, we received $14 million in warrant exercise proceeds and issued an additional 1,164,402 shares of common stock.


WORKING CAPITAL

            At December 31, 2005, we had a working capital deficit of $7,103,835. Including availability under our credit facility, our working capital as of December 31, 2005 would have been $16,896,165. Total rig note and PVOG financing debt outstanding at December 31, 2005 was $6.86 million, representing 11.1% of our total capitalization.

COMMITMENTS AND CAPITAL EXPENDITURES

            The following table reflects the Company's contractual obligations as of December 31, 2005.

                                                                Payments Due by Period
                                    --------------------------------------------------------------------------------
                                                     Less than 1                           3-5          More than 5
  Contractual Obligations               Total           year            1-3 years         years            years
-------------------------------     ------------     ------------     ------------     ------------     ------------

Long-term debt                      $      1,000     $       --              1,000     $       --       $       --
Operating leases                         225,115          118,522          106,593             --               --
75% PVOG Financing(1)                  1,755,002          345,967          566,812          384,527          457,696
First Rig - Purchase Note((2))         5,100,000        5,100,000             --               --               --
Second Rig - Assembly Cost((2))        3,173,517        3,173,517             --               --               --
                                    ------------     ------------     ------------     ------------     ------------
Total                               $ 10,254,634     $  8,737,006     $  1,516,628     $    384,527          457,696
                                    ============     ============     ============     ============     ============

-----------------------------

(1) PVOG financing is payable out of 75% of revenues from the wells financed and repayment is based on estimated production which may vary from actual.

(2) The first rig purchase note was paid on January 2, 2006. The second rig assembly cost represents an estimate of the remaining costs pursuant to an agreement providing for assembly on a cost plus basis, but we can terminate this agreement at any time.

            Other than obligations under our credit facility, the PVOG financing, the second rig assembly and operating leases, our commitments for capital expenditures relate to development of oil and gas properties. We will not enter into drilling or development commitments until such time as a source of funding for such commitments is known to be available, either through financing proceeds, joint venture arrangements, internal cash flow, additional funding under our bank credit facility or working capital. Our participation agreement with PVOG permits us to terminate multiple rig operations by PVOG on 60 days notice.

LIQUIDITY AND FINANCING CONSIDERATIONS

            We have projected capital expenditures in 2006 ranging from $72 to $93 million. We expect production from our wells drilled and completed in 2004 and 2005 to provide cash flow to support additional drilling in 2006 and beyond. Our 2005 cash flow was significantly greater than 2004. In addition, we will have availability under our credit facility ($22 million as of March 13, 2006 based on the last Borrowing Base determination of $24 million effective as of December 1, 2005) and expect that increases in the Borrowing Base may occur during the year as additional production is established. Also, we received approximately $14 million in cash from exercise of warrants in 2006. As a result, we believe we could fund from these sources from $66 to $72 million in capital expenditures, depending on gas prices and drilling results. To fund our drilling plans at the high end of the range, we would need additional financing from drilling funds or debt placements. We do not anticipate issuing additional common stock in 2006 to fund drilling.

PRICE RISK MANAGEMENT

            In the past, we have entered into financial price risk management activities with respect to a portion of projected oil and gas production through financial price swaps whereby we received a fixed price for our production and pay a variable market price to the contract counterparty. These activities are intended to reduce our exposure to oil and gas price fluctuations. We may enter into these instruments when we believe forward market conditions are relatively favorable. In addition, our credit facility requires us to maintain a hedging program on mutually acceptable terms whenever the loan amount outstanding exceeds 75% of the Borrowing Base, which could occur in 2006. The gains and losses realized as a result of these activities are substantially offset in the cash market when the commodity is delivered.

EFFECT OF ACCOUNTING STANDARDS

            In December 2004, the FASB issued Statement on Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment," revising FASB Statement 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires a public entity to measure the cost of services provided by employees and directors received in exchange for an award of equity instruments, including stock options, at a grant-date fair value. The fair value cost is then recognized over the period that services are provided. FAS 123 (Revised 2004) is effective for annual periods that begin after September 15, 2005 and will be adopted by the Company in the first quarter of 2006. See Note A of our financial statements for a disclosure of the approximate effect on net income and earnings per share for the years 2004 and 2005 if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

            The FASB issued Statement on Financial Accounting Standards No. 153, "Exchanges of Productive Assets," in December 2004 that amended APB Opinion No. 29, "Accounting for Nonmonetary Transactions." FAS 153 requires that nonmonetary exchanges of similar productive assets are to be accounted for at fair value. Previously these transactions were accounted for at book value of the assets. This statement is effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement has not had a material impact on our results of operations or financial condition.

            On June 1, 2005, the FASB issued SFAS Statement No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, "Accounting Changes' (APB 20), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error.

            Another significant change in practice under SFAS no. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. We do not anticipate any material impact from implementation of this accounting standard.

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

RISKS RELATED TO GMX

OUR PRINCIPAL SHAREHOLDERS OWN A SIGNIFICANT AMOUNT OF COMMON STOCK, GIVING THEM SIGNIFICANT INFLUENCE OVER CORPORATE TRANSACTIONS AND OTHER MATTERS.

            Ken L. Kenworthy, Jr. (and his wife) and Ken L. Kenworthy, Sr. beneficially own approximately 13.9% and 7.8% respectively, of our outstanding common stock. These shareholders, acting together, have a significant influence on the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our certificate of incorporation or bylaws and the approval of mergers and other significant corporate transactions. This concentrated ownership makes it unlikely that any other holder or group of holders of common stock will be able to affect the way we are managed or the direction of our business. These factors may also delay or prevent a change in the management or voting control of GMX.

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

            Our executive officers consist of Ken L. Kenworthy, Jr., and his father. Because of the family relationship among members of management, certain employer/employee relationships, including performance evaluations and compensation reviews may not be conducted on a fully arms-length basis as would be the case if the family relationships did not exist. Our board of directors include members unrelated to the Kenworthy family and we expect that significant compensation and other relationship issues between GMX and its management will be reviewed and approved by an appropriate committee of outside directors. However, as the owners of a significant percentage of our common stock, the Kenworthys have significant influence over the current directors.

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

HEDGING OUR PRODUCTION MAY RESULT IN LOSSES OR LIMIT POTENTIAL GAINS.

            Although we do not currently plan to hedge any of our production, we may enter into hedging arrangements in the future or if required by our bank credit facility. Hedging arrangements expose us to risk of financial loss in some circumstances, including the following:

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

OUR CREDIT FACILITY CONTAINS CERTAIN COVENANTS THAT MAY INHIBIT OUR ABILITY TO MAKE CERTAIN INVESTMENTS, INCUR ADDITIONAL INDEBTEDNESS AND ENGAGE IN CERTAIN OTHER TRANSACTIONS, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO MEET OUR FUTURE GOALS.

            Our credit facility includes certain covenants that, among other things, restrict:

            o our investments, loans and advances and the paying of dividends and other restricted payments;

            o our incurrence of additional indebtedness;

            o the granting of liens, other than liens created pursuant to the credit facility and certain permitted liens;

            o mergers, consolidations and sales of all or substantial part of our business or properties;

            o the hedging, forward sale or swap of our production of crude oil or natural gas or other commodities;

            o the sale of assets; and

            o our capital expenditures.

            Our credit facility requires us to maintain certain financial ratios, such as leverage ratios. All of these restrictive covenants may restrict our ability to expend or pursue our business strategies. Our ability to comply with these and other provisions of our credit facility may be impacted by changes in economic or business conditions, results of operations or events beyond our control. The breach of any of these covenants could result in a default under our credit facility, in which case, depending on the actions taken by the lenders thereunder or their successors or assignees, such lenders could elect to declare all amounts borrowed under our credit facility, together with accrued interest, to be due and payable. If we were unable to repay such borrowings or interest, our lenders could proceed against their collateral. If the indebtedness under our credit facility were to be accelerated, our assets may not be sufficient to repay in full such indebtedness.

FAILURE BY US TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROL OVER FINANCIAL REPORTING IN ACCORDANCE WITH THE RULES OF THE SEC COULD HARM OUR BUSINESS AND OPERATING RESULTS AND/OR RESULT IN A LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE.

            We have begun the process of evaluating our internal controls systems to allow management to report on, and our independent auditors to audit, our internal controls over financial reporting. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of
Section 404 of the Sarbanes-Oxley Act of 2002. We will be required to comply with Section 404 for the year ending December 31, 2006. However, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated. As a public company, we will be required to report, among other things, control deficiencies that constitute a "material weakness" or changes in internal controls that, or that are reasonable likely to, materially affect internal controls over financial reporting. A "material weakness" is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. If we fail to implement the requirements of
Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities such as the SEC. In addition, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our consolidated financial statements, and our stock price may be adversely affected as a result. If we fail to remedy any material weakness, our consolidated financial statements may be inaccurate, we may face restricted access to the capital markets and our stock price may be adversely affected.

WE HAVE A SHAREHOLDER RIGHTS PLAN AND PROVISIONS IN OUR ORGANIZATIONAL DOCUMENTS AND UNDER OKLAHOMA LAW THAT COULD DELAY OR PREVENT A CHANGE IN CONTROL OF OUR COMPANY, WHICH COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

            We are an Oklahoma corporation. The existence of some provisions in our organizational documents and under Oklahoma law could delay or prevent a change in control of our company, which could adversely affect the price of our common stock. The provisions in our amended and restated certificate of incorporation and by-laws that could delay or prevent an unsolicited change in control of our company include board authority to issue preferred stock and advance notice provisions for director nominations or business to be considered at a shareholder meeting. In addition, we have adopted a shareholder rights plan which is intended to deter third parties from making acquisitions of more than 20% of our stock without the approval of our Board of Directors.

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

            o political instability or armed conflict in oil-producing regions,
              and

            o the overall economic environment.

            These factors and the volatility of the energy markets make it extremely difficult to predict future oil and gas price movements with any certainty. Declines in oil and gas prices would not only reduce revenue, but could reduce the amount of oil and gas that we can produce economically and, as a result, could have a material adverse effect on our financial condition, results of operations and reserves. Further, oil and gas prices do not necessarily move in tandem. Because approximately 93% of our reserves at December 31, 2005 are natural gas reserves, we are more affected by movements in natural gas prices.

WE HAVE ENCOUNTERED DIFFICULTY IN OBTAINING EQUIPMENT AND SERVICES.

            Higher oil and gas prices and increased oil and gas drilling activity, such as those we experienced in 2005, generally stimulate increased demand and result in increased prices and unavailability for drilling rigs, crews, associated supplies, equipment and services. While we and PVOG have recently been successful in acquiring or contracting for services, we could experience difficulty obtaining drilling rigs, crews, associated supplies, equipment and services in the future. These shortages could also result in increased costs, delays in timing of anticipated development or cause interests in oil and gas leases to lapse. We cannot be certain that we will be able to implement our drilling plans or at costs that will be as estimated or acceptable to us.

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

            At December 31, 2005, approximately 72% of our estimated proved reserves (by volume) were undeveloped. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. These reserve estimates include the assumption that we will make significant capital expenditures of $190 million to develop these reserves, including $109 million in 2006. You should be aware that the estimated costs may not be accurate, development may not occur as scheduled and results may not be as estimated.

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

COMPETITION IN THE OIL AND GAS INDUSTRY IS INTENSE, AND WE ARE SMALLER THAN MANY OF OUR COMPETITORS.

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

            None.

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

            None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

            The directors and executive officers of the Company are as follows:

NAME                             AGE       POSITION CURRENTLY HELD
-----------------------------    ---       -----------------------------------
Ken L. Kenworthy, Jr.             49       President, Chief Executive Officer
                                           and Director
Ken L. Kenworthy, Sr.             70       Executive Vice President, Secretary,
                                           Treasurer, Chief Financial Officer
                                           and Director
T.J. Boismier                     71       Director
Steven Craig                      49       Director
Jon W. "Tucker" McHugh            61       Director
Gary D. Jackson                   55       Vice President - Land

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

            STEVEN CRAIG is the Chief Energy Analyst for Elliott Wave International, a securities market research and advisory company located in Gainesville, Georgia, which is one of the world's largest providers of market research and technical analysis. As Chief Energy Analyst, Mr. Craig provides in-depth analysis and price forecasts of the major NYMEX energy markets to an institutional clientele that spans the gamut of the energy industry. Prior to joining Elliott Wave International in January 2001, he provided risk management services to Central and South West, one of the largest natural gas consumers in the U.S. prior to its merger with American Electric Power in June 2000 and independent oil and gas producer Kerr-McGee. He became a director in August 2001.

            GARY D. JACKSON became Vice President of Land for the Company in 2005. During 2004 and 2005 prior to joining the Company, he was an independent petroleum landman, performing and directing contract land services for other oil and gas companies for CLS Group, Edmond, OK Prior to that time, he was President of for SAI Consulting, which provided professional services for oil and gas and natural resources asset acquisition and management.

             JON W. "TUCKER" MCHUGH became a director of the Company in January 2005. Since 1997, Mr. McHugh has been Senior Vice President Commercial Lending and head of marketing at First Commercial Bank, Edmond, Oklahoma.

            Ken Kenworthy, Sr. is the father of Ken Kenworthy, Jr.

SIGNIFICANT EMPLOYEES

            Keith Leffel, age 56, has been employed as our natural gas marketer and pipeline operations manager since November 2001. Since 1986, Mr. Leffel formed and operated GKL Energy Services Company, a company that assists producers with gas marketing services.

            Rick Hart, Jr. a, petroleum engineer, age 48, was hired in January 2004 as Operations Manager. He has 24 years of experience in all aspects of operations, including specific expertise in drilling, completion and production in the East Texas reservoirs. Immediately before coming to work for GMX, he worked with Focus Energy for nine years and had responsibility for 319 producing wells.

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

            Based on a review of the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and 10% shareholders were met during 2005, except as follows: (i) Steven Craig filed a late Form 4 on September 7, 2005 relating to exercises of options and sale of 800 shares on August 31, 2005, 200 shares on September 1, 2005, and 500 shares on September 2, 2005; (ii) Kyle Kenworthy filed a late Form 4 on April 26, 2005, relating to the grant of an option for 5,000 shares on September 10, 2001; (iii) Kyle Kenworthy filed a late Form 4 on April 26, 2005, relating to the exercise of options to purchase 10,000 shares, 5,000 shares and 3,750 shares and the sale of 12,931 shares, all on April 21, 2005; and (iv) Jon McHugh filed a late Form 5 on February 27, 2006, relating to the purchase of 500 shares on November 10, 2005.

AUDIT COMMITTEE MATTERS

            During 2005, we had a standing audit committee consisting of Messrs. McHugh, Boismier and Craig, all of whom have been determined by the Board to be independent as required by applicable rules of the Securities and Exchange Commission and The NASDAQ Stock Market. In January 2005, Mr. McHugh was elected to the Board and the audit committee. The Board has determined that Mr. McHugh is independent as required by applicable rules of the Securities and Exchange Commission and The NASDAQ Stock Market and qualifies as a "financial expert."

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

SUMMARY COMPENSATION TABLE

                                                                        ANNUAL COMPENSATION
                                                              --------------------------------------------
                                                                                              OTHER ANNUAL      ALL OTHER
NAME AND PRINCIPAL POSITION                      YEAR          SALARY            BONUS        COMPENSATION    COMPENSATION(1)
---------------------------                      ----          ------            -----        ------------    ---------------
Ken L. Kenworthy, Jr                             2003         $157,500         $   --           $   --           $   --
    President and Chief Executive                2004          166,667           20,000             --               --
    Officer                                      2005          175,000           50,000             --             10,365

Ken L. Kenworthy, Sr                             2003          157,500             --               --               --
    Executive Vice President, Secretary,
   Treasurer and Chief Financial Officer         2004          166,667           20,000             --               --
                                                 2005          175,000           50,000             --             10,750

Gary D. Jackson                                  2005           38,333            6,000             --              2,304
    Vice President--Land

(1) All Other Compensation includes amounts contributed by GMX for the account of the named individual to GMX'S 401(k) plan and a gasoline allowance for Gary Jackson.The following table shows option grants to the named executive officers in 2005.

            On March 29, 2006, the Compensation Committee of the Board approved increases in salaries for Mssrs. Kenworthy, Jr. and Kenworthy Sr. to $225,000 per year for calendar year 2006.

                        OPTION GRANTS IN LAST FISCAL YEAR

                               NUMBER OF SHARES OF           % OF TOTAL OPTIONS
                              COMMON STOCK UNDERLYING        GRANTED TO EMPLOYEES    EXERCISE OR BASE PRICE
             NAME                 OPTIONS GRANTED               IN FISCAL YEAR           ($/SHARE) (1)          EXPIRATION DATE
             ----                 ---------------               --------------           -------------          ---------------
Gary D. Jackson                       25,000                         18.2%                  $ 20.01                9-15-2015

--------------------

(1) These options became exercisable at the rate of 25% per year as long as the optionee remains employed.

            The following table reflects options exercised during 2005 or outstanding at year-end for the named executive officers.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                              NUMBER OF SECURITIES                         VALUE OF
                                                             UNDERLYING UNEXERCISED                UNEXERCISED IN-THE-MONEY
                                                                 OPTIONS AT                                OPTIONS AT
                          SHARES                              DECEMBER 31, 2005                        DECEMBER 31, 2005
                         ACQUIRED          VALUE        --------------------------------         ------------------------------
NAME                    ON EXERCISE       REALIZED      EXERCISABLE        UNEXERCISABLE         EXERCISABLE      UNEXERCISABLE
----                    -----------       --------      -----------        -------------         -----------      -------------

Gary D. Jackson           N/A                N/A           -----              25,000                 -----           $399,750

COMPENSATION OF DIRECTORS

            Nonemployee directors, T. J. Boismier, Steven Craig and Jon Tucker McHugh receive $1,500 for each board of directors meeting, $1,000 for each audit committee meeting, $500 for each compensation and nominating committee. In addition, the chairman and secretary of the audit committee receive $250 and $200, respectively, for each audit committee meeting which they attend. Board members are also eligible to receive stock options. None were granted in 2005 other than to Mr. McHugh, who received an option for 10,000 shares at $8.00 per share on the date he was elected a director, January 20, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 29, 2006, by (i) each of our directors; (ii) each of our executive officers and the spouse of our Chief Executive Officer; and (iii) all of our directors and executive officers as a group.

            As of March 29, 2006, there were 11,192,467 shares of common stock outstanding. Except as otherwise listed below, each named beneficial owner has sole voting and investment power with respect to the shares listed.

                                                                       NUMBER         PERCENT
BENEFICIAL OWNER                                                      OF SHARES       OF TOTAL
----------------                                                      ---------       --------
Ken L. Kenworthy, Jr. (1) (2) ...................................       848,471           7.6%
Karen Kenworthy(2)(6) ...........................................       710,918           6.4%
Ken L. Kenworthy, Sr.(2) ........................................       868,324           7.8%
T. J. Boismier (3) ..............................................        22,500             *
Steven Craig(4) .................................................         7,500             *
Gary D. Jackson .................................................                           *
Jon W. McHugh(5) ................................................         3,500             *
All executive officers and directors as a group (6 persons) .....     2,461,213          22.0%

---------------------------
      * Less than 1%.

(1) Shares owned by Mr. Kenworthy, Jr. exclude 710,918 shares owned by his wife as to which he disclaims beneficial ownership.

(2) The business address of Messrs. Kenworthy, Jr. and Kenworthy, Sr. and Karen M. Kenworthy is 9400 North Broadway, Oklahoma City, Oklahoma 73114.

(3) Includes 22,500 shares Mr. Boismier has the right to acquire on exercise of options exercisable within 60 days.

(4) Includes 7,500 shares which Mr. Craig has the right to acquire on exercise of options exercisable within 60 days.

(5) Includes 2,500 shares which Mr. McHugh has the right to acquire on exercise of options exercisable within 60 days.

(6) Shares owned by Karen Kenworthy exclude 848,471 shares owned by her husband Ken L. Kenworthy, Jr., as to which she disclaims beneficial ownership.

            The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2005 by persons known to beneficially own more than 5% of our outstanding stock on December 31, 2005. This information is based on filings made by such persons with the Securities & Exchange Commission. Except as otherwise indicated, each beneficial owner has sole voting and investment power with respect to the shares voted.

                                                                       NUMBER         PERCENT
BENEFICIAL OWNER                                                      OF SHARES       OF TOTAL
----------------                                                      ---------       --------
Newton Family Group (1) ............................................    900,000           8.0%
JANA Partners LLC(2) ...............................................    558,016           5.5%
Morgan Stanley and Morgan Stanley Investment
Management, Inc. (3) ...............................................    528,500           5.7%

(1) The Newton Family Group consists of William C. Newton and Gloria A. Newton, husband and wife, and Newton Investment Partners, as to which William C. Newton is the managing partner. William C. Newton and Gloria A. Newton have beneficial ownership of 900,000 shares, which includes 875,000 shares beneficially owned by Newton Investment Partners. The business address of the Newton Family Group is c/o Notwen Corporation, 660 East Broadway, Jackson Hole, Wyoming 83001.

(2) JANA Partners LLC is a private money management firm which holds the common stock in various accounts under its management and control. Its address is 200 Park Avenue, Suite 3300, New York, NY 10166.

(3) Morgan Stanley Investment Management, Inc. is a wholly owned subsidiary of Morgan Stanley and holds common stock in various discretionary accounts which it manages. The address of Morgan Stanley is 1585 Broadway, New York, NY 10036, and of Morgan Stanley Investment Management, the address is 1221 Avenue of the Americas, New York NY 10020.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            None.

ITEM 13.      EXHIBITS

            For a list of Exhibits, see the Exhibit Index immediately preceding the Exhibits filed with this report.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The following table sets forth the fees billed by our independent auditor, Smith, Carney & Co., p.c. for 2004 and 2005:


                                                       FEES BILLED
                                                  ----------------------
                    TYPE                             2004        2005
                    ----                          ----------  ----------
          Audit fees                              $   50,000  $   54,168
          Audit related fees                            --          --
          Tax fees                                    15,000      15,000

          All other fees                               9,505      14,763
                                                  ----------  ----------
               Total                              $   74,505  $   83,931
                                                  ==========  ==========

            The Audit Committee pre-approved all audit and non-audit services, if any, performed by our independent auditors. All other fees in 2004 and 2005 related to non-prohibited consulting services provided by our independent auditors in 2004.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2006                 GMX RESOURCES INC.


                                       By: /s/ Ken L. Kenworthy, Jr.
                                       -----------------------------------------
                                       Ken L. Kenworthy, Jr., President

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

         SIGNATURES                                   TITLE                                      DATE
         ----------                                   -----                                      ----
/s/ Ken L. Kenworthy, Jr.              President and Director                                March 30, 2006
-----------------------------------    (Principal Executive Officer)
Ken L. Kenworthy, Jr.

/s/ Ken L. Kenworthy, Jr.              Executive Vice President, Chief Financial Officer     March 30, 2006
-----------------------------------    and Director (Principal Financial and Accounting
Ken L. Kenworthy, Sr.                  Officer)

/s/ T. J. Boismier                     Director                                              March 30, 2006
-----------------------------------
T. J. Boismier

/s/ Steven Craig                       Director                                              March 30, 2006
-----------------------------------
Steven Craig

/s/ Jon W. McHugh                      Director                                              March 30, 2006
-----------------------------------
Jon W. McHugh

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm..................... F-2

Consolidated Balance Sheets, December 31, 2004 and 2005..................... F-3

Consolidated Statements of Operations, Years Ended December 31,
    2004 and 2005........................................................... F-4

Consolidated Statements of Changes in Shareholders' Equity, Years
    Ended December 31, 2004 and 2005........................................ F-5

Consolidated Statements of Cash Flows, Years Ended December 31,
    2004 and 2005........................................................... F-6

Notes to Consolidated Financial Statements.................................. F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
GMX Resources Inc.

We have audited the accompanying consolidated balance sheets of GMX Resources Inc. and subsidiaries as of December 31, 2004 and 2005 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GMX Resources Inc. and subsidiaries as of December 31, 2004 and 2005 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

                                       Smith, Carney & Co., p.c.



Oklahoma City, Oklahoma
February 16, 2006

                       GMX RESOURCES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                           December 31,
                                                                                                  ------------------------------
                                                                                                      2004              2005
                                                                                                  ------------      ------------
                                     ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                                                $    862,546         2,392,497
         Accounts receivable--interest owners                                                           96,248            74,971
         Accounts receivable--oil and gas revenues                                                   1,501,073         4,188,451
         Inventories                                                                                   204,442           247,364
         Prepaid expenses                                                                              108,447            10,028
                                                                                                  ------------      ------------
                      Total current assets                                                           2,772,756         6,913,311
                                                                                                  ------------      ------------

OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST METHOD OF
   ACCOUNTING                                                                                       42,452,970        68,920,264
         Less accumulated depreciation, depletion, and amortization                                 (6,496,210)       (9,992,867)
                                                                                                  ------------      ------------
                                                                                                    35,956,760        58,927,397
                                                                                                  ------------      ------------

OTHER PROPERTY AND EQUIPMENT                                                                         3,515,422        17,044,734
         Less accumulated depreciation                                                              (1,308,358)       (1,793,781)
                                                                                                  ------------      ------------
                                                                                                     2,207,064        15,250,953
                                                                                                  ------------      ------------

OTHER ASSETS                                                                                            54,883            11,610
                                                                                                  ------------      ------------

                                  TOTAL ASSETS                                                    $ 40,991,463        81,103,271
                                                                                                  ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                                                         $  2,321,517         7,809,387
         Accrued expenses                                                                              134,718           419,130
         Accrued interest                                                                                 --              25,430
         Revenue distributions payable                                                                 274,862           317,232
         Short-term loan                                                                                  --           5,100,000
         Current portion of long-term debt                                                             433,933           345,967
                                                                                                  ------------      ------------
                                  Total current liabilities                                          3,165,030        14,017,146

LONG-TERM DEBT, LESS CURRENT PORTION                                                                 3,328,361         1,410,035

OTHER LIABILITIES                                                                                    2,091,216         4,450,994

SHAREHOLDERS' EQUITY:
         Preferred stock, par value $.01 per share, 500,000 shares authorized
         Common stock, par value $.001 per share-authorized 50,000,000 shares
         issued and outstanding 8,053,540 shares in 2004 and 9,975,315 shares in 2005                    8,054             9,975
         Additional paid-in capital                                                                 29,305,012        50,965,235
         Retained earnings                                                                           3,093,790        10,249,886

                                                                                                  ------------      ------------
                                  Total shareholders' equity                                        32,406,856        61,225,096
                                                                                                  ------------      ------------

                                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 40,991,463        81,103,271
                                                                                                  ============      ============

See accompanying notes to consolidated financial statements.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Year Ended December 31,
                                                     -----------------------------
                                                         2004             2005
                                                     ------------     ------------
REVENUE:
        Oil and gas sales                            $  7,689,882     $ 19,026,050
        Interest income                                    14,498          161,434
        Other income                                      129,330            5,220
                                                     ------------     ------------
        Total revenue                                   7,833,710       19,192,704
                                                     ------------     ------------


EXPENSES:
        Lease operations                                1,261,109        2,070,286
        Production and severance taxes                    518,721        1,241,338
        Depreciation, depletion and amortization        2,043,485        3,982,079
        Interest                                          558,504          142,409
        General and administrative                      1,985,912        3,388,396
                                                     ------------     ------------
        Total expenses                                  6,367,731       10,824,508
                                                     ------------     ------------

        Income before income taxes                      1,465,979        8,368,196

INCOME TAXES                                               24,206        1,212,100
                                                     ------------     ------------


Net income                                           $  1,441,773     $  7,156,096
                                                     ============     ============


        EARNINGS PER SHARE - Basic                   $       0.19     $       0.81
                                                     ============     ============
        EARNINGS PER SHARE -Diluted                  $       0.19     $       0.79
                                                     ============     ============
        WEIGHTED AVERAGE COMMON SHARES-Basic            7,396,880        8,797,529
                                                     ============     ============
        WEIGHTED AVERAGE COMMON SHARES-Diluted          7,491,778        9,102,181
                                                     ============     ============


See accompanying notes to consolidated financial statements.

                       GMX RESOURCES INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2004 AND 2005

                                          COMMON STOCK                 ADDITIONAL                           TOTAL
                                  ------------------------------        PAID-IN           RETAINED      SHAREHOLDERS'
                                     SHARES            AMOUNT           CAPITAL           EARNINGS          EQUITY
                                  ------------      ------------      ------------      ------------     ------------
BALANCE AT DECEMBER 31, 2003         6,575,000      $      6,575      $ 20,959,973      $  1,652,017     $ 22,618,585
Options Exercised                       15,000                15            14,985              --             15,000
Redeemed & Cancelled Warrants             --                --            (118,712)             --           (118,712)
Warrants Granted                          --                --             257,250              --            257,250
Warrants Exercised                     163,540               164           177,398              --            177,562
Shares Issued                        1,300,000             1,300         8,014,118              --          8,015,418
Net income                                --                --                --           1,441,773        1,441,773

                                  ------------      ------------      ------------      ------------     ------------
BALANCE AT DECEMBER 31, 2004         8,053,540      $      8,054      $ 29,305,012      $  3,093,790     $ 32,406,856
                                  ------------      ------------      ------------      ------------     ------------
Options Exercised                      128,250               128           422,787              --            422,915
Redeemed & Cancelled Warrants         (144,180)             (144)         (774,134)             --           (774,278)
Warrants Granted                          --                --                --                --               --
Warrants Exercised                     337,705               337         1,666,898              --          1,667,235
Shares Issued                        1,600,000             1,600        20,344,672              --         20,346,272
Net Income                                --                --                --           7,156,096        7,156,096
                                  ------------      ------------      ------------      ------------     ------------

BALANCE AT DECEMBER 31, 2005         9,975,315      $      9,975      $ 50,965,235      $ 10,249,886     $ 61,225,096
                                  ============      ============      ============      ============     ============


See accompanying notes to consolidated financial statements.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   ------------------------------
                                                                                       2004              2005
                                                                                   ------------      ------------
CASH FLOWS DUE TO OPERATING ACTIVITIES
        Net income                                                                 $  1,441,773      $  7,156,096
        Adjustments to reconcile net income
        to net cash provided by operating activities;
                    Depreciation, depletion, and amortization                         2,043,485         3,982,080
                    Amortization of loan fees                                           326,762           112,349
                    Deferred income taxes                                                               1,212,100
                    Decrease (increase) in:
                           Accounts receivable                                         (865,035)       (2,666,101)
                           Inventory and prepaid expenses                              (431,908)          (56,852)
                           Other assets                                                    --              43,273
                    Increase (decrease) in:
                           Accounts payable                                           1,187,017         5,487,870
                           Accrued expenses and other liabilities                        40,128           309,842
                           Revenue distributions payable                                (58,067)          742,446
                                                                                   ------------      ------------

                           Net cash provided by operating activities                  3,684,155        16,323,103
                                                                                   ------------      ------------

CASH FLOWS DUE TO INVESTING ACTIVITIES
        Additions to oil and gas properties                                          (8,533,367)      (26,019,690)
        Purchase of property and equipment                                             (334,577)      (13,529,312)
                                                                                   ------------      ------------
                        Net cash provided by (used in) investing activities          (8,867,944)      (39,549,002)
                                                                                   ------------      ------------

CASH FLOWS DUE TO FINANCING ACTIVITIES
        Advance on borrowings                                                         3,872,457        10,701,763
        Payments on debt                                                             (6,800,162)       (7,608,056)
        Proceeds from sale of stock                                                   8,346,518        21,662,143
                                                                                   ------------      ------------
                        Net cash provided by investing activities                     5,418,813        24,755,850
                                                                                   ------------      ------------

NET INCREASE IN CASH                                                                    225,024         1,529,951

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        637,522           862,546
                                                                                   ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $    862,546         2,392,497
                                                                                   ============      ============

CASH PAID FOR INTEREST                                                             $    261,445           116,979
                                                                                   ============      ============

CASH PAID FOR INCOME TAXES                                                         $     24,206              --
                                                                                   ============      ============

See accompanying notes to consolidated financial statements.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of GMX Resources Inc. (the "Company or GMX") and its wholly owned subsidiaries, Endeavor Pipeline, Inc. and Diamond Blue Drilling Co. Endeavor Pipeline, Inc. owns and operates natural gas gathering facilities in East Texas. Diamond Blue Drilling Co. owns drilling rigs and drills oil and gas wells exclusively for GMX. All significant intercompany accounts and transactions have been eliminated. Accounting policies used by the Company reflect industry practices and conform to accounting principles generally accepted in the United States of America. The more significant of such policies are briefly described below.

ORGANIZATION: The Company was formed in January 1998. The Company is primarily engaged in acquisition, exploration, and development of properties for the production of crude oil and natural gas in Louisiana, New Mexico, and Texas.

CASH AND CASH EQUIVALENTS: GMX considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

INVENTORIES: Inventories consist of lease and well equipment and crude oil on hand. The Company uses lease and well equipment in its ongoing operations and it is carried at the lower of cost or market. Treated and stored crude oil inventory on hand at the end of the year is valued at the lower of cost or market.

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

Pipeline and gathering system assets and other long-lived assets are periodically assessed to determine if circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires (a) recognition of an impairment loss only if the carrying amount of a long-lived asset is not recoverable from

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005

its undiscounted cash flows and (b) measurement of an impairment loss as the difference between the carrying amount and fair value of the asset.

LOAN FEES: Included in other assets are costs associated with long-term debt. These costs are being amortized over the life of the loan using a method that approximates the interest method.

REVENUE AND ROYALTY DISTRIBUTIONS PAYABLE: For certain oil and natural gas properties, GMX receives production proceeds from the purchaser and further distributes such amounts to other revenue and royalty owners. Production proceeds applicable to other revenue and royalty owners are reflected as revenue distributions payable in the accompanying balance sheets. GMX accrues revenue for only its net interest in oil and gas properties.

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

The Company follows the sales method of accounting for gas imbalances. A liability is recorded when the Company's excess takes of natural gas volumes exceed its estimated remaining recoverable reserves. No receivables are recorded for those wells where the Company has taken less than its ownership share of gas production. There are no significant imbalances as of December 31, 2004 or 2005.

CAPITALIZED INTEREST: Interest of $31,170 was capitalized related to the unproved properties that were not being currently depreciated, depleted, or amortized and on which development activities were not in progress in 2005.

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

HEDGING AND RISK MANAGEMENT ACTIVITIES: The Company may enter into oil and gas price swaps to manage its exposure to oil and gas price volatility. The instruments are usually placed with counterparties that the Company believes are minimal credit risks. The oil and gas reference prices upon which the risk management instruments are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005

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

The table below reflects the amount of options not included in the diluted EPS calculation above, as they were antidilutive.

                                                      2004            2005
                                                  -------------   --------------
           Options excluded from dilution
             calculation                             41,000          77,000
           Range of exercise prices               $5.00 - $8.00   $20.01- $29.00
           Weighted average exercise price            $6.75           $20.98

STOCK OPTIONS: The Company applies the intrinsic value-based method of accounting for its fixed plan stock options, as described by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the option. SFAS 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by Statement 123 and the rules of the SEC, GMX has elected to continue to apply the intrinsic value based method of accounting described above through December 31, 2005.

Stock option activity for the year ended December 31, 2004 and 2005, which includes in 2003 shares granted to a consultant, is as follows:

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005

                                                              WEIGHTED
                                                NUMBER         AVERAGE
                                               OF SHARES    EXERCISE PRICE
                                              ----------      ----------
          Balance as of December 31, 2003
                                                 139,000      $     5.69
               Granted                           190,000            3.83
               Exercised                         (15,000)           1.00
               Forfeited                            --              --
               Expired                              --              --
                                              ----------      ----------
          Balance as of December 31, 2004        314,000      $     3.67
               Granted                           137,000           16.58
               Exercised                        (128,250)           2.69
               Forfeited                            --              --
               Expired                              --              --
                                              ----------      ----------
          Balance as of December 31, 2005        322,750      $     8.65
                                              ----------      ----------

At December 31, 2005, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.00 to $29.79 and nine years, respectively.

At December 31, 2005, the number of options exercisable was 322,750 and the weighted-average exercise price of those options was $8.65.

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

                                                                          2004              2005
                                                                      ------------      ------------
          Net earnings as reported                                    $  1,441,773      $  7,156,096

          Add:  Stock-based compensation recognized                           --             163,379

          Deduct:  Pro forma stock-based compensation, net of tax         (316,085)         (467,085)
                                                                      ------------      ------------
          Pro forma net earnings                                      $  1,125,688      $  6,852,390
                                                                      ============      ============
          Pro forma earnings per share - basic                        $       0.15              0.78
                                                                      ============      ============
          Pro forma earnings per share - diluted                      $       0.15              0.75
                                                                      ============      ============

For the January 2005 options, fair value was determined using the Black Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 1%, expected volatility of 132%, and an expected term of 10 years. For the April 2005 options, fair value was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 1%, expected volatility of 133%, and an expected term of 10 years.

For the September 2005 options, fair value was determined using the Black Scholes option pricing model with the following assumptions: expected dividend yield of 0% risk-free

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005

interest rate of 1%, expected volatility of 144%, and an expected term of 10 years. For the October 2005 options, fair value was determined using the Black Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 4%, expected volatility of 140%, and an expected term of 10 years. For the November 2005 options, fair value was determined using the Black Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 4%, expected volatility of 140%, and an expected term of 10 years.

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

RECLASSIFICATION: Certain prior year balances have been reclassified to conform to the current year presentation.

SEGMENT INFORMATION: GMX manages its business by country, which results in one operating segment during each of the years ended December 31, 2004 and 2005.

ASSET RETIREMENT OBLIGATIONS: Below is a reconciliation of the beginning and ending aggregate carrying amount of the Company's asset retirement obligations.


          Balance as of December 31, 2003                       $    304,037
          Liabilities incurred                                        40,493
          Liabilities settled                                       (249,867)
          Accretion (1)                                               24,323
          Increase due to Revisions                                1,645,645
                                                                ------------
          Balance as of December 31, 2004                       $  1,764,631
          Liabilities incurred                                       295,756
          Liabilities settled                                       (474,603)
          Accretion (1)                                               70,585
          Increase due to revisions (2)                              555,862
                                                                ------------

          Balance as of December 31, 2005                       $  2,212,233
                                                                ============

          (1) Annual accretion is added to the full cost pool.
          (2) Revisions were due to the increase in market prices for services related to plugging a well, the current inflation rate and interest rate.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In December 2004, the FASB issued Statement on Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment," revising FASB Statement 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires a public entity to measure the cost of services provided by employees and directors received in exchange for an award of equity instruments,

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005

including stock options, at a grant-date fair value. The fair value cost is then recognized over the period that services are provided. FAS 123 (Revised 2004) is effective for the first fiscal year beginning after September, 2005 and will be adopted by the Company in the first quarter of 2006. See "Stock Options" above for a disclosure of the effect on net income and earnings per share for the years 2004 and 2005 if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

The FASB issued Statement on Financial Accounting Standards No. 153, "Exchanges of Productive Assets," in December 2004 that amended APB Opinion No. 29, "Accounting for Nonmonetary Transactions." FAS 153 requires that nonmonetary exchanges of similar productive assets are to be accounted for at fair value. Previously these transactions were accounted for at book value of the assets. This statement is effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement has not had a material impact on our results of operations or financial condition.

On June 1, 2005, the FASB issued SFAS Statement No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, "Accounting Changes' (APB 20), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error.

Another significant change in practice under SFAS no. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. We do not anticipate any material impact from implementation of this accounting standard.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005

NOTE B--PROPERTY AND EQUIPMENT

Property and equipment included the following:

                                                                              DECEMBER 31,
                                                                    ------------------------------
                                                                        2004              2005
                                                                    ------------      ------------
          Oil and gas properties:
               Subject to amortization                              $ 41,893,564      $ 67,130,448
               Not subject to amortization: Acq. In 2005               1,264,680
                  Acquired in 2004                                       447,786           432,880
                  Acquired in 2003                                          --                --
                  Acquired in 2002                                        76,829            80,156
                  Acquired in 2001                                        34,791            21,100
               Accumulated depreciation, depletion, and
               amortization                                           (6,496,210)       (9,992,867)
                                                                    ------------      ------------
                  Net oil and gas properties                          35,956,760        58,927,397
                                                                    ------------      ------------
          Other property and equipment                                 3,515,422        17,044,734
          Less accumulated depreciation                               (1,308,358)       (1,793,781)
                                                                    ------------      ------------

                 Net other property and equipment                      2,207,064        15,250,953
                                                                    ------------      ------------
                   Property and equipment, net of accumulated
                      Depreciation, depletion, and amortization     $ 38,163,824      $ 74,178,350
                                                                    ============      ============

Depreciation, depletion, and amortization of property and equipment consisted of the following components:

                                                                    FOR THE YEAR ENDED
                                                                        DECEMBER 31,
                                                               -----------------------------
                                                                   2004             2005
                                                               ------------     ------------
          Depreciation, depletion, and amortization of oil
             and gas properties                                $  1,707,431     $  3,496,657
          Depreciation of other property and equipment              336,054          485,422
                                                               ------------     ------------

                         Total                                 $  2,043,485     $  3,982,079
                                                               ============     ============

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005

NOTE C--LONG-TERM DEBT

                                                                                              DECEMBER 31,
                                                                                       --------------------------
                                                                                          2004           2005
                                                                                       -----------    -----------
          Note payable to bank, maturity date of September, 2006,
          bearing a variable interest rate (5.25% as of December 31,
          2005) collateralized by producing oil and gas properties                     $ 1,849,837    $      N/A

          Note payable to bank, maturity date of July 2008 bearing a variable interest rate (7.5% as of December 31, 2005)
          collateralized by oil and gas properties                                              N/A         1,000

          Joint venture partner project (financing, non-recourse, no
          interest rate)                                                                 1,912,457      1,755,002
                                                                                       -----------    -----------
                                                                                         3,762,294      1,756,002
          Current portion                                                                  433,933        345,967
                                                                                       -----------    -----------
                Long Term                                                              $ 3,328,361    $ 1,410,035

      Maturities of long-term debt are as follows:

                                              YEAR           AMOUNT
                                           ---------      ------------
                                                2006      $    345,967
                                                2007           271,855
                                                2008           295,957
                                                2009           215,743
                                                2010           168,784
                                           2011-2015           406,440
                                           2016-2020            51,256
                                                          ------------
                                                          $  1,756,002
                                                          ============

2005 CREDIT FACILITY

On July 29, 2005, the Company entered into a new secured credit facility, which replaced a prior credit facility. The new credit facility provides for a line of credit of up to $50,000,000 (the "Commitment"), subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves which is reduced monthly to account for production ("Borrowing Base"). The amount of credit available at any one time under the credit facility is the lesser of the Borrowing Base or the amount of the Commitment. Borrowings bear interest at the prime rate or LIBOR plus 1.50% to 2.25% depending on the level of borrowings relative to the Borrowing Base. The credit facility requires payment of an annual facility fee equal to 1/4% on the unused amount of the Borrowing Base. The Company is obligated to make principal payments if the amount outstanding would exceed the Borrowing Base. Borrowings under the credit agreement are secured by substantially all of the Company's oil and gas properties. The amount of this Borrowing Base has been adjusted from time to time. On October 25, 2005, the bank increased the Borrowing Base to $24,000,000, with quarterly commitment reduction of $1,500,000. At December 31, 2005, the Company had $1,000 of borrowings under the credit facility. The credit facility matures in July 2008.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005

The credit facility contains various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sales of assets, mergers and consolidations, dividends and distributions, changes in management and require the maintenance of various financial ratios.

PVOG FINANCING

In 2004, GMX entered into an arrangement with PVOG to purchase dollar denominated production payments from the Company on wells drilled with a second rig during a portion of 2004. Under this agreement, PVOG provided to GMX $1.9 million in funding for GMX's share of costs of four wells drilled with the second rig which is repayable solely from 75% of GMX's share of production revenues from these wells without interest. As of December 31, 2005, the amount owed under this arrangement was $1,755,002.

NOTE D--INCOME TAXES

Intangible development costs may be capitalized or expensed for income tax reporting purposes, whereas they are capitalized and amortized for financial statement purposes. Lease and well equipment and other property and equipment are depreciated for income tax reporting purposes using accelerated methods. Deferred income taxes are provided on these temporary differences to the extent that income taxes which otherwise would have been payable are reduced. Deferred income tax assets also are recognized for operating losses that are available to offset future income taxes.

Deferred income tax assets also are recognized for operating losses that are available to offset future income taxes.

At December 31, 2005, the Company had the following carryforwards available to reduce future income taxes:

          Net Operating Losses:
               Federal                                 $ 26,835,000
               State                                      2,466,000
          Statutory depletion                             6,691,000

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005

The net operating loss and statutory depletion carryforward amounts shown above have been utilized for financial purposes to offset existing deferred tax liabilities. The net operating loss carryforwards expire from 2018 to 2021. The Company's net operating loss has an annual limitation under Internal Revenue Code Section 382. Statutory depletion carryforwards do not expire.

The following table sets forth the Company's deferred tax assets and liabilities.

                                                                  DECEMBER 31,
                                                         ------------------------------
                                                             2004              2005
                                                         ------------      ------------
          Deferred tax assets:
                  Net operating loss carry forwards         9,255,000         9,272,000
                  Statutory depletion carry forwards        1,261,000         2,274,900
                                                         ------------      ------------
                           Total                           10,516,000        11,546,900
                                                         ------------      ------------
          Deferred tax liability:
                  Property, plant and equipment           (10,287,000)      (12,759,000)
                  Valuation allowance                        (229,000)             --
                                                         ------------      ------------
                           Total                          (10,516,000)      (12,759,000)
                                                         ------------      ------------
          Net deferred tax liability                             --          (1,212,100)
                                                         ============      ============

As of December 31, 2005, a deferred tax liability of $12,759,000 was primarily associated with the difference between financial carrying value of oil and gas properties and the associated tax basis. As of the same date, the Company's gross deferred tax asset of $11,546,900 was primarily the result of the net operating loss and statutory depletion carryforwards.

Total income tax expense for the respective years differed from the amounts computed by applying the U.S. federal tax rate to earnings before income taxes as a result of the following:

                                              FOR THE YEAR ENDED
                                                  DECEMBER 31,
                                            -----------------------
                                              2004           2005
                                            --------       --------
          U.S. statutory tax rate
                                                  34%            34%
          Statutory depletion                    (25)           (12)
          Change in valuation allowance          (24)            (8)
          Other                                   16            -0-
                                            --------       --------
          Effective income tax rate                1%            14%
                                            ========       ========

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

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005

management to involve future amounts that would be material to the Company's financial position or results of operations after consideration of recorded accruals.

OPERATING LEASES: The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005.

Year Ending December 31:

       2006                                         $  118,522
       2007                                             33,217
       2008                                             18,344
       2009                                             18,344
       2010                                             18,344
                                                    ----------
          Total                                     $  206,771
                                                    ==========

Total rental expense for all operating leases is as follows for the years ended December 31:

      2004                                          $  153,613
      2005                                             118,701

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

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005

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

In July 2005, the Company completed a private placement with several institutional investors of 1,600,000 shares on common stock for $21,500,000. Proceeds of the transaction will be used for general corporate purposes.

The Company's Class A warrants allow holders to purchase common shares of the Company for $12.00 per share until February 13, 2006 and were issued in connection with the Company's initial public offering in 2001. During the 4th quarter of 2004, the Company repurchased 94,600 Class A warrants for $61,930. Subsequent to the end of the year, the Company received $14,000,000 from the exercise of warrants.

NOTE G--MAJOR CUSTOMERS

Sales to individual customers constituting 10% or more of total oil and gas sales for each of the years ended December 31, 2004 and 2005 were as follows:

                                                        2004         2005
                                                        ----         ----

          Penn Virginia Oil & Gas (Oil)                 ---.           27%
          Teppco Crude (Oil)                             93%           65%
          CrossTex Energy Services, Inc. (Gas)           63%           44%
          Penn Virginia Oil & Gas (Gas)                  21%           48%
          Duke Energy (Gas)                              10%            7%

NOTE H--CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts which, at times, may exceed federal insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk.

NOTE I--RETIREMENT PLANS

The GMX Resources Inc. 401(k) Plan was adopted April 15, 2001, and was reinstated effective January 1, 2005. The plan is a qualified retirement plan under the Internal Revenue Code. All employees are eligible who have attained age 21. GMX matches the employee

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005

contributions dollar for dollar up to 5% of the employees compensation; the Company contributed $42,875 and $-0- in 2005 and 2004, respectively.

NOTE J--OIL AND GAS OPERATIONS (UNAUDITED)

Capitalized costs related to the Company's oil and gas producing activities as of December 31, 2004 and 2005 are:

                                                                2004              2005
                                                            ------------      ------------
          Unproved properties                               $    559,407      $  1,789,816
          Producing properties                                41,893,563        67,130,448
                                                            ------------      ------------
                                                              42,452,970        68,920,264
          Less accumulated depreciation, depletion, and
             Amortization                                     (6,496,210)       (9,992,867)
                                                            ------------      ------------

                         Net capitalized costs              $ 35,956,760      $ 58,927,397
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

Costs incurred in oil and gas property acquisitions, exploration, and development activities in 2004 and 2005 are as follows:

                                                        2004             2005
                                                    ------------     ------------
          Property acquisition costs - proved       $       --       $       --
          Property acquisition costs - unproved          851,617        1,230,409
          Development costs                            9,152,257       24,789,281
                                                    ------------     ------------

                                                    $ 10,003,874     $ 26,019,690
                                                    ============     ============

Developments costs above include non-cash asset retirement costs of $377,017.

Development costs include the cost of drilling and equipping development wells and constructing related production facilities for extracting, treating, gathering, and storing oil and gas from proved reserves.

The Company's results of operations in 2004 and 2005 include revenues and expenses associated directly with oil and gas producing activities.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005







                                                           2004              2005
                                                       ------------      ------------
          Oil and gas sales                            $  7,689,882      $ 19,026,050
          Production costs                               (1,779,830)       (3,311,624)
          Depreciation, depletion and amortization       (1,707,431)       (3,496,657)
          Income tax expense                             (1,047,075)       (1,212,100)
                                                       ------------      ------------
          Results of operations for oil and gas        $  3,155,546      $ 11,005,669
               producing activities
                                                       ============      ============


                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005

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

Proved oil and gas reserves represent the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. As of December 31, 2004 and 2005, all of the Company's oil and gas reserves were located in the United States.

                                                                  OIL               GAS
                                                                (MBBLS)            (MMCF)
                                                              ------------      ------------
          DECEMBER 31, 2004
             Proved reserves, beginning of period                    1,323            45,029
             Extensions, discoveries, and other additions               51            14,644
             Production                                                (30)           (1,049)
             Revisions of previous estimates                          (107)           (1,736)
                                                              ------------      ------------
             Proved reserves, end of period                          1,237            56,888
                                                              ============      ============
             Proved developed reserves:
                 Beginning of period                                   568            18,277
                                                              ============      ============
                 End of period                                         584            18,980
                                                              ============      ============
          DECEMBER 31, 2005
             Proved reserves, beginning of period                    1,237            56,888
             Extensions, discoveries, and other additions              694            84,026
             Production                                                (48)           (1,930)
             Revisions of previous estimates                            88            11,192
                                                              ------------      ------------
             Proved reserves, end of period                          1,971           150,176
                                                              ============      ============
             Proved developed reserves:
                 Beginning of period                                   584            18,980
                                                              ============      ============
                 End of period                                         770            41,503
                                                              ============      ============

Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. Estimates

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005

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

                                                             DECEMBER 31,      DECEMBER 31,
                                                                 2004              2005
                                                             ------------      ------------
                                                            (IN THOUSANDS)    (IN THOUSANDS)
          Future cash inflows                                $    375,427      $  1,648,402
          Future production costs                                 (94,338)         (373,614)
          Future development costs                                (66,811)         (190,700)
          Future income tax provisions                            (42,926)         (283,784)
                                                             ------------      ------------

               Net future cash inflows                            165,352           800,304
          Less effect of a 10% discount factor                   (101,120)         (497,908)
                                                             ------------      ------------
               Standardized measure of discounted future
                   net cash flows                            $     64,251      $    302,396
                                                             ============      ============

Oil and condensate prices were based on an equivalent base price of $61.04 per barrel for benchmark posted West Texas Intermediate Crude Oil at closing on December 31, 2005. Adjustments to the base price were made to each lease to adjust the base price for crude oil quality, contractual agreements, and regional price variations. The average oil price used in the reserve estimates was $57.19 per barrel. Natural gas prices were based on an equivalent base price of $11.23 per million British thermal unit (mmbtu) for the composite Henry Hub Spot Market benchmark price at closing on December 31, 2005. Adjustments to the base price were made to each lease to adjust the base price for quality, contractual agreements, and regional price variations. The average natural gas price used in the reserve estimates was $10.23 per mmbtu. Future income tax expenses are computed by applying the appropriate statutory rates to the future pre-tax net cash flows relating to proved reserves, net of the tax basis of the properties involved giving effect to permanent differences, tax credits, and allowances relating to proved oil and gas reserves.

Principal changes in the standardized measure of discounted future net cash flows attributable to the Company's proved reserves are as follows:

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005


                                                                          DECEMBER 31,      DECEMBER 31,
                                                                              2004              2005
                                                                         (IN THOUSANDS)    (IN THOUSANDS)
                                                                          ------------      ------------

          Standardized measure, beginning of year                               47,975            64,231
          Sales of oil and gas, net of production costs                         (5,910)          (15,714)
          Net changes in prices and production costs                             4,409            49,869
          Extensions and discoveries, net of future development costs           18,949           223,384
          Development costs that reduced future development costs                6,863            23,629
          Revisions of quantity estimates                                       (4,035)           26,174
          Sales of reserves in place                                              --                --
          Accretion of discount                                                 (1,149)           97,164
          Other                                                                 (9,379)          (78,118)
          Net changes in income taxes                                            4,210           (88,223)
                                                                          ------------      ------------

          Standardized measure, end of year                                     64,231           302,396
                                                                          ============      ============

                                  EXHIBIT INDEX
                                  -------------

Exhibit
No.                              Description
---                              -----------

3.1 Amended and Restated Certificate of Incorporation of GMX Resources Inc. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, File No. 333-49328)

3.2       Amended Bylaws of GMX Resources Inc. (Incorporated by reference to
          Exhibit 3.2 to Annual Report on Form 10-KSB for the year ended December 31, 2004)

3.3 Certificate of Designation of Series A Junior Participating Preferred Stock of GMX Resources Inc. dated May 17, 2005 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 18, 2005)

4.1 Warrant Agreement with form of Warrant for the February 12, 2001 Public Offering (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2, File No. 333-49328)

4.2 Form of Underwriters' Warrant for the February 12, 2001 Public Offering (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2, File No. 333-49328)

4.3 Form of Underwriters' Warrant for the July 17, 2001 Secondary Offering (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form SB-2, File No. 333-65436)

4.4 Rights Agreement dated May 17, 2005 by and between GMX Resources Inc. and UMB Bank, N.A., as Rights Agent (Incorporated by reference to
          Exhibit 4.1 to Form 8-K filed May 18, 2005)

10.1      Stock Option Plan, as amended (Incorporated by reference to Exhibit
          10.2 to the Registration Statement on Form SB-2, File No. 333-49328)

10.2 Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2, File No. 333-49328)

10.3 Participation Agreement dated December 29, 2003 by and among Penn Virginia Oil & Gas Company, the Company and its wholly owned subsidiaries (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 29, 2003

10.3(a) First Amendment dated February 27, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 14, 2004)

10.3(b) Second Amendment dated May 9, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 14, 2004

10.3(c) Third Amendment dated April 6, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed September 14, 2004.)

10.3(d) Fourth Amendment dated August 11, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed September 14, 2004.)

10.3(e) Fifth Amendment dated effective January 1, 2005 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.6(e) to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, filed May 12, 2005)

10.3(f) Sixth Amendment dated effective January 1, 2006, to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 20, 2006)

10.4 Loan Agreement dated July 29, 2005 between GMX Resources Inc. and Hibernia National Bank. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 4, 2005)

10.4(a) Interim Agreement dated November 3, 2005 between GMX Resources Inc. and Hibernia National Bank

10.4(b) Second Amendment to Loan Agreement dated December 20, 2005, between GMX Resources Inc. and Hibernia National Bank

10.5 Asset Purchase Agreement dated December 8, 2005 between GMX Resources Inc. and McLachlan Drilling Co. (Incorporated by reference to Exhibit
          10.1 to Form 8-K filed December 12, 2005)

10.6 Texas Deed of Trust, Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement dated as of November 3, 2005 from GMX Resources Inc. to Hibernia National Bank (Incorporated by reference to
          Exhibit 10.16 to Form 10-Q for the quarter ended September 30, 2005)

14        Code of Business Conduct and Ethics (Incorporated by reference to
          Exhibit 14 to Annual Report on Form 10-KSB for the year ended December 31, 2003)

21        List of Subsidiaries

23.1      Consent of Smith, Carney & Co., p.c.

23.2      Consent of Sproule Associates, Inc.

31.1      Rule 13a-14(a) Certification of Chief Executive Officer

31.2      Rule 13a-14(a) Certification of Chief Financial Officer

32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C. ss.
          1350.

32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C. ss.
          1350.