Form 10KSB/A
period 2005-12-31
GMX RESOURCES INC
filed 2006-04-07
CIK 1127342

================================================================================

                          U.S. SECURITIES AND EXCHANGE
                           COMMISSION WASHINGTON, D.C.
                                      20549


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


                        Commission file number 000-32325




                               GMX RESOURCES INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


        OKLAHOMA                                                73-1534474
----------------------------                                 ----------------
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

                         COMMON STOCK, $0.001 PAR VALUE
                         ------------------------------
                                (Title of Class)



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

Documents incorporated by reference - NONE

Transitional Small Business Disclosure Format (Check one):  Yes [_]   No [X]

================================================================================

                                EXPLANATORY NOTE

This Amendment on Form 10-KSB/A constitutes Amendment No. 1 to the registrant's Annual Report on Form 10-KSB for the period ended December 31, 2005, which was filed with the SEC on March 31, 2006. The sole purpose of this Amendment No. 1 is to refile Exhibit 32.1 which was inadvertently signed by the Chief Financial Officer instead of the Chief Executive Officer.





                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            GMX RESOURCES INC.


Dated:   April 7, 2006                      By: /s/ Ken L. Kenworthy, Jr.
                                                --------------------------------
                                                Ken L. Kenworthy, Jr., President


         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURES                               TITLE                          DATE
-------------------------    -----------------------------------------    -------------

/s/ Ken L. Kenworthy, Jr.    President and Director                       April 7, 2006
-------------------------    (Principal Executive Officer)
Ken L. Kenworthy, Jr.



/s/ Ken L. Kenworthy, Sr.    Executive Vice President, Chief Financial    April 7, 2006
-------------------------    Officer and Director (Principal Financial
Ken L. Kenworthy, Sr.        and Accounting Officer)



/s/ T. J. Boismier           Director                                     April 7, 2006
-------------------------
T. J. Boismier



/s/ Steven Craig             Director                                     April 7, 2006
-------------------------
Steven Craig



/s/ Jon W. McHugh            Director                                     April 7, 2006
------------------
Jon W. McHugh

