Form 10-Q
period 2006-03-31
GMX RESOURCES INC
filed 2006-05-15
CIK 1127342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From __________________________ to __________________________

Commission File Number 000-32325
GMX RESOURCES INC.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1534474
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Benham Place, 9400 North Broadway, Suite 600	73114
Oklahoma City, Oklahoma	(Zip Code)
(Address of principal executive offices)

(Registrants’ telephone number, including area code):       (405) 600-0711

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated file ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of May 8, 2006 was 11,207,467.

GMX Resources Inc.
Form 10-Q
For the Quarter Ended March 31, 2006

i

PART I.         FINANCIAL INFORMATION
ITEM 1.         Financial Statements
GMX Resources Inc. and Subsidiaries Consolidated Balance Sheets
ASSETS	December 31,	March 31,
	2005	2006
		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,392,497	$1,532,557
Accounts receivable--interest owners	74,971	52,859
Accounts receivable--oil and gas revenues	4,188,451	3,243,090
Inventories	247,364	602,494
Prepaid expenses	10,028	299,689
Total current assets	6,913,311	5,730,689

OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES	68,920,264	85,723,918
Less accumulated depreciation, depletion, and amortization	(9,992,867)	(11,303,120)
	58,927,397	74,420,798

OTHER PROPERTY AND EQUIPMENT	17,044,734	22,603,511
Less accumulated depreciation	(1,793,781)	(2,243,062)
	15,250,953	20,360,449

OTHER ASSETS	11,610	11,609
TOTAL ASSETS	$81,103,271	$100,523,545

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$7,809,387	$10,753,652
Accrued expenses	419,130	287,020
Accrued interest	25,430	—
Revenue distributions payable	317,232	317,647
Short term loan	5,100,000	—
Current portion of long-term debt	345,967	322,337
Total current liabilities	14,017,146	11,680,656

LONG-TERM DEBT, LESS CURRENT PORTION	1,410,035	5,678,017

OTHER LIABILITIES
Revenue suspended	$1,026,661	1,485,852
Asset retirement obligation	2,212,233	2,229,880
Deferred income taxes	1,212,100	1,857,577
	4,450,994	5,573,309

SHAREHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 500,000 shares authorized
Common stock, par value $.001 per share—authorized 50,000,000 shares;
issued and outstanding 9,975,310 shares in 2005 and 11,192,450 shares in 2006.	9,975	11,192
Additional paid-in capital	50,965,235	65,196,158
Retained earnings	10,249,886	12,384,213

Total shareholders' equity	61,225,096	77,591,563

TOTAL LIABILITES AND SHAREHOLDERS' EQUITY	$81,103,271	$100,523,545

See accompanying notes to consolidated financial statements.

GMX Resources Inc. And Subsidiaries Consolidated Statements of Operations (Unaudited)
	Three Months Ended March 31,
	2005	2006
REVENUE
Oil and gas sales	$2,614,895	$6,689,411
Interest income	2,749	26,157
Other income	36	322
Total revenue	2,617,680	6,715,890

EXPENSES
Lease operations	448,516	703,357
Production and severance taxes	131,537	453,897
Depreciation, depletion, and amortization	736,801	1,532,242
Interest	59,744	42,373
General and administrative	636,558	1,204,217
Total expenses	2,013,156	3,936,086

Income before income taxes	604,524	2,779,804

INCOME TAX PROVISION
Current	—	—
Deferred	—	645,477
Total Income Tax Provision	—	645,477

NET INCOME	$604,524	$2,134,327

EARNINGS PER SHARE - Basic	$0.07	$0.20
EARNINGS PER SHARE - Diluted	$0.07	$0.19
WEIGHTED AVERAGE COMMON SHARE - Basic	8,120,307	10,812,264
WEIGHTED AVERAGE COMMON SHARE - Diluted	8,223,621	11,013,520

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2005	2006
CASH FLOWS DUE TO OPERATING ACTIVITIES
Net income	$604,524	$2,134,327
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	736,801	1,532,242
Deferred income taxes	—	645,477
Non cash compensation expense	—	155,067
Amortization of loan fees	17,348	—
Decrease (increase) in:
Accounts receivable	120,385	967,473
Inventory and prepaid expenses	(3,174)	(644,791)
Increase (decrease) in:
Accounts payable	87,649	2,944,265
Accrued expenses and liabilities	101,656	(157,539)
Revenue distributions payable	24,609	459,606

Net cash provided by operating activities	1,689,798	8,036,127

CASH FLOWS DUE TO INVESTING ACTIVITIES
Additions to oil and gas properties	(3,414,076)	(16,558,715)
Purchase of property and equipment	(193,674)	(5,558,777)
Net cash used in investing activities	(3,607,750)	(22,117,492)

CASH FLOW DUE TO FINANCING ACTIVITIES
Advance on borrowings	2,046,693	9,298,955
Payments on debt	(256,203)	(10,154,603)
Proceeds from sale of stock	77,026	14,077,073
Net cash provided by financing activities	1,867,516	13,221,425

NET INCREASE (DECREASE) IN CASH	(50,436)	(859,940)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	862,546	2,392,497

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$812,110	$1,532,557

CASH PAID FOR INTEREST	$42,395	$67,803

See accompanying notes to consolidated financial statements.

GMX RESOURCES INC.
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
Three Months Ended March 31, 2005 and March 31, 2006

1.           Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in GMX Resources Inc.'s 2005 Annual Report on Form 10-KSB.

In the opinion of GMX's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of GMX as of March 31, 2006, and the results of its operations and its cash flows for the three month periods ended March 31, 2006 and 2005.

Change in Accounting Principle

Effective January 1, 2006, GMX adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”), using the modified prospective transition method. SFAS No. 123(R) requires equity-classified share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Under the modified prospective transition method, share-based awards granted or modified on or after January 1, 2006, are recognized in compensation expense over the applicable vesting period. Also, any previously granted awards that are not fully vested as of January 1, 2006 are recognized as compensation expense over the remaining vesting period. No retroactive or cumulative effect adjustments were required upon GMX’s adoption of SFAS No. 123(R).

Prior to adopting SFAS No. 123(R), GMX accounted for its fixed-plan employee stock options using the intrinsic-value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”) and related interpretations. This method required compensation expense to be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

GMX’s stock option plan (“Plan”), which is shareholder-approved, permits the grant of stock options to the employees and directors of up to 550,000 shares of common stock. GMX believes that the Plan better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of GMX’s stock at the date of the grant, vest over the period determined by the Board which is generally four years and expire on the earlier of 10 years after the date of the grant or termination of employment. The vesting is accelerated if there is a change in control (as defined in the Plan). GMX issues authorized but unissued stock on exercise of the options. As of March 31, 2006, there were 158,999 shares available for new option grants. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model. This model incorporates various assumptions with respect to historical stock price volatility computed at the date of grant which has varied over time, expected dividends which are zero, expected term of the options which is the vesting period of 4 years from the date of grant, and the risk free rate of return which is based on the five year U.S. treasury bond rate at the date of the grant.

A summary of option activity under the Plan for the three months ended 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

Outstanding January 1, 2006	322,750	$8.65

Granted	—	—

Exercised	52,750	$1.98

Forfeited or Expired	—	—

Outstanding at March 31, 2006	270,000	$9.95	2.4	$7,425,000

Exercisable at March 31, 2006	105,625	$6.73	1.8	$3,244,800

(1)   Intrinsic value represents the difference between the exercise price and the market price as of the date specified.

The total intrinsic value of options exercised during the three months ended March 31, 2006 was $1,824,000.

A summary of the status of GMX’s nonvested options as of March 31, 2006 and changes during the quarter then ended is presented below:

Non-Vested Options	Options	Weighted Average Grant Date Fair Value

Non-Vested at January 1, 2006	179,984	$8.97

Granted	—	—

Vested	(15,609)	$9.93

Forfeited	—	—

Non-Vested at March 31, 2006	164,375	$8.88

As of March 31, 2006 there was $1,459,917 of total unrecognized compensation costs related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.4 years. The total fair value of shares vested during the three months ended March 31, 2006 was $155,067.

As a result of adopting SFAS No. 123(R) on January 1, 2006, GMX’s income before income tax expense and net income for the three-month period ended March 31, 2006 were $155,067 and $102,344 lower, respectively, than if GMX had continued to account for share-based compensation under APB No. 25. Also, basic and diluted income per share were approximately $.01 per share lower as a result of the adoption.

GMX received $104,250 in cash for option exercises in the first quarter of 2006. No current tax benefits were realized due to availability of a net operating loss carryforward for tax purposes, but deferred tax liability was reduced by $35,445.

Had GMX elected the fair value provisions of SFAS No. 123(R), GMX’s 2005 first quarter net income and net income per share would have differed from the amounts actually reported as shown in the following table:

Three Months Ended March 31, 2005

Net income as reported	$604,524
Deduct: Stock-based compensation, net of tax	(59,920)
Pro forma	544,604
Earnings (Loss) Per Share:
Basic - as reported	.07
Basic - pro forma	.07
Diluted - as reported	.07
Diluted - pro forma	.07

Asset Retirement Obligations

Below is a reconciliation of the beginning and ending aggregate carrying amount of the Company's asset retirement obligations.

	Three Months Ended March 31,
	2005	2006
Beginning of the period	$1,764,631	$2,212,233
Liabilities incurred in the current period	23,032	—
Liabilities settled in the current period	—	—
Accretion	10,259	17,646
End of the period	$1,797,922	$2,229,879

2.            Earnings Per Share

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

As of March 31, 2006, GMX had outstanding 270,000 stock options, all of which were dilutive. Outstanding stock options were 81,750 shares at $3.00, 5,000 shares at $3.50, 5,000 shares at $4.03, 3,750 shares at $5.00, 51,000 shares at $6.10, 1,500 shares at $6.95, 20,000 shares at $8.00, 25,000 shares at $11.51, 65,000 shares at $20.01, 3,000 shares at $23.56, 3,000 shares at $23.72, 3,000 shares at $27.91, and 3,000 shares at $29.79, which resulted in 201,256 shares of diluted common stock for the 2006 first quarter.

3.           Commitments and Contingencies

None.

4.            Warrant Exercises

In the first quarter of 2006, GMX received $13,972,824 and issued 1,164,402 shares of common stock in connection with the exercise of its outstanding Class A Warrants issued in its 2001 initial public offering, which expired on February 13, 2006. Of the original 1,250,000 warrants issued in 2001, 27,122 expired unexercised.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation.

Summary Operating Data

The following table presents an unaudited summary of certain operating data for the periods indicated.
	Three Months Ended March 31,
	2005	2006
Production:
Oil production (MBbls)	11	12
Natural gas production (MMcf)	338	783
Equivalent production (MMcfe)	404	857

Average Sales Price:
Oil price (per Bbl)	$45.32	$59.87
Natural gas price (per Mcf) (1)	$6.25	$7.61

Average sales price (per Mcfe)	$6.47	$7.81

Operating and Overhead Costs (per Mcfe):
Lease operating expenses	$1.11	$.82
Production and severance taxes	.33	.53
General and administrative	1.57	1.41
Total	$3.01	$2.76

Cash Operating Margin (per Mcfe)	$3.51	$5.05

Other (per Mcfe):
Depreciation, depletion and amortization (oil and gas property only)	$1.60	$1.53

Results of Operations—Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Oil and Gas Sales. Oil and gas sales in the three months ended March 31, 2006 increased 156% to $6,689,411 compared to the three months ended March 31, 2005. This increase was due to an increase in production of gas and oil, accounting for 112% of the increase and an increase in oil and gas prices of 21%. The average price per barrel of oil and mcf of gas received in the three months ended March 31, 2006 was $59.87 and $7.61, respectively, compared to $45.32 and $6.25, respectively, in the three months ended March 31, 2005. Production of oil for the first three months ended 2006 increased to 12 MMbls compared to 11 MMbls for the first three months of 2005. This increase resulted primarily due to the higher production of new wells in the first quarter of 2006. Gas production for the first three months ended 2006 increased to 783 MMcf compared to 338 MMcf for the first three months ended March 31, 2005, an increase of

132%. Increased production in the first three months of 2006 resulted primarily from an increase in the number of newly drilled wells in 2005 and 2006. We expect continued increases in production and revenues, assuming no significant decline in prices, for the rest of the year resulting from continued drilling.

Lease Operations. Lease operations expense increased $254,841, or 57%, in the first three months ended March 31, 2006 to $703,357, compared to the three months ended March 31, 2005. The increased expense resulted from an increase in the number of wells producing. Lease operations expense on an equivalent unit of production basis was $.82 per Mcfe in the three months ended March 31, 2006 compared to $1.11 per Mcfe for the three months ended March 31, 2005. This per unit decrease resulted from increased production and decreased workover costs. Lease operations expense will also continue to increase throughout the year and we expect that it may continue to decrease on a per unit basis.

Production and Severance Taxes. Production and severance taxes increased 245% to $453,897 in the three months ended March 31, 2006 compared to $131,537 in the three months ended March 31, 2005. Production and severance taxes are assessed on the value of the oil and gas produced. As a result, the increase resulted primarily from increased oil and gas sales and sales price as described above, and will continue to increase with increased production volumes.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $795,441, or 108%, to $1,532,242 in the three months ended March 31, 2006. This increase is due primarily to higher production levels and higher costs. The oil and gas properties depreciation, depletion and amortization rate per equivalent unit of production was $1.53 per Mcfe in the three months ended March 31, 2006 compared to $1.60 per Mcfe in the three months ended March 31, 2005. The depletion rate decreased primarily from the effects of wells completed in 2005 and 2006 and increased reserve amounts per Cotton Valley well. Depreciation, depletion and amortization expense is also expected to increase for the remainder of the year as production increases.

Interest. Interest expense for the three months ended March 31, 2006 was $42,373 compared to $59,744 for the three months ended March 31, 2005. This decrease is primarily attributable to our amount borrowed during the three months ended March 31, 2006 bearing interest at a lower interest rate. We expect interest expense to increase throughout the year as we borrow on our credit facility to fund drilling.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2006 was $1,204,217 compared to $636,558 for the three months ended March 31, 2005. This increase of $567,659, or 89%, was the result of a change in accounting principle relating to accounting for stock options and an increase of administrative and supervisory personnel. General and administrative expense per equivalent unit of production was $1.41 per Mcfe for the three months ended March 31, 2006 compared to $1.57 per Mcfe for the comparable period in 2005. We expect general and administrative expense will increase in the remainder of the year due to cost of compliance with Sarbanes Oxley Section 404 internal control procedures by year end 2006, increases in personnel, and recognition of non cash compensation expense, but we expect these costs to continue to decline on a per unit basis as our production and revenues increase.

Change in Accounting Principle

Effective January 1, 2006, GMX adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”), using the modified prospective transition method. SFAS No. 123(R) requires equity-classified share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Under the modified prospective transition method, share-based awards granted or modified on or after January 1, 2006, are recognized in compensation expense over the applicable vesting period. Also, any previously granted awards that are not fully vested as of January 1, 2006 are recognized as compensation expense over the remaining vesting period. No retroactive or cumulative effect adjustments were required upon GMX’s adoption of SFAS No. 123(R).

Prior to adopting SFAS No. 123(R), GMX accounted for its fixed-plan employee stock options using the intrinsic-value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”) and related interpretations. This method required compensation expense to be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

As a result of adopting SFAS No. 123(R) on January 1, 2006, GMX’s income before income tax expense and net income for the three-month period ended March 31, 2006 were $155,067 and $102,344 lower, respectively, than if GMX had continued to account for share-based compensation under APB No. 25. Also, basic and diluted income per share were approximately $0.01 per share lower as a result of the adoption.

We expect that additional compensation expense will be recorded in future periods as any outstanding options vest or if we grant additional options. As of March 31,2006, there was $1.5 million of unrecognized compensation costs related to nonvested stock options that will be recognized over a weighted average period of 2.4 years.

See Notes to the Financial Statements included in Part I, Item 1, of this report for additional information.

Cash Flow—Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

In the three months ended March 31, 2006 and 2005, the Company spent $22,117,492 and $3,607,750, respectively, in oil and gas acquisitions and development activities. These investments were funded for the three months ended March 31, 2006 by cash flow from operations and $13,972,824 in proceeds from exercise of Class A Warrants, which expired in February 2006. Cash flow provided by operating activities in the three months ended March 31, 2006 was $8,036,127 compared to cash flow used in operating activities in the three months ended March 31, 2005 of $1,689,798.

Credit Facility

The Company has a secured credit facility, which matures on July 29, 2008 and provides for a line of credit of up to $50,000,000 (the “Commitment”), subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves which is reduced monthly to account for production (“Borrowing Base”). The amount of credit available at any one time under the credit facility is the lesser of the Borrowing Base or the amount of the Commitment. At March 31, 2006, our debt amount was $4,000,000 with a borrowing base of $24,000,000. The terms of the credit facility are more fully described in our annual report on Form 10-KSB for the year ended December 31, 2005.

The credit facility contains various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sale of assets, mergers and consolidations, dividends and distributions, changes in management and require the maintenance of various financial ratios.

Working Capital

At March 31, 2006, we had a working capital deficit of $5,949,967. Including availability under our credit facility, our working capital as of March 31, 2006 would have been $18,050,033.

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

We have established a capital expenditure budget ranging from $72 million to $93 million for 2006, depending on how many rigs are available to us and PVOG and when they are available. This would fund the drilling of 62 gross/32.0 net and as many as 75 gross/47 net Cotton Valley wells. We expended $22,117,492 in the first quarter.

Funding for these capital expenditures are expected to be provided by warrant exercise proceeds of $14 million received in the first quarter, advances under our existing credit facility ($20.0 million as of May 8, 2006 based on the last Borrowing Base determination), and likely additions to our Borrowing Base (ranging from $8 to $16 million) later in the year based on our expected drilling results. These sources would provide from $46 to $54 million, with the balance of the funding to be provided by cash flow from operations or other sources. We expect production from our wells drilled and completed in 2005 and 2006 to provide cash flow to support additional drilling. Our 2006 cash flow should be significantly greater than $16.8 million in 2005 assuming commodity prices do not decrease significantly. In order to meet our drilling plans, we expect to raise additional funds from either additional borrowings or sales of non-convertible preferred stock. We do not currently expect to raise funds from additional sales of common stock or securities convertible into common stock.

Production Guidance

We estimate production for the remainder of 2006 to be 1.2 Bcfe for the second quarter of 2006 and 5.0 to 6.0 Bcfe for all of 2006.

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

The forward-looking statements in this report are subject to all the risks and uncertainties which are described in our annual report on Form 10-KSB for the year ended December 31, 2005 and in this document. We may also make material acquisitions or divestitures or enter into financing transactions. None of these events can be predicted with certainty or taken into consideration in the forward-looking statements.

For all of these reasons, actual results may vary materially from the forward looking statements and we cannot assure you that the assumptions used are necessarily the most likely. We will not necessarily update any forward looking statements to reflect events or circumstances occurring after the date the statement is made except as may be required by federal securities laws.

There are a number of risks that may affect our future operating results and financial condition. These are described in more detail in our Form 10-KSB for the year ended December 31, 2005.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Our major market risk exposure is pricing applicable to our natural gas production and, to a lesser extent, our oil production. Prices for natural gas and oil are volatile. We accept the volatility market risk and none of our future gas or oil production is subject to any hedging arrangements.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2006, we had $4.0 million in bank debt outstanding at an interest rate indexed to the 90 day LIBOR rate that exposes us to the risk of increased interest costs if interest rates rise. Assuming a 100 basis point increase in interest rates on the floating rate debt, annual interest expense would increase by approximately $40,000. We also expect our bank debt to increase during the remainder of 2006 as we borrow to fund drilling costs. As of March 31, 2006, we had not entered into any interest rate swap agreements with respect to this debt.

ITEM 4.	Controls and Procedures

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

PART II.       OTHER INFORMATION

ITEM 1.         Legal Proceedings

None.

ITEM 1A.     Risk Factors

There have been no material changes in the risk factors applicable to GMX from those disclosed in our form 10-KSB for the year ended December 31, 2005.

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.        Defaults Upon Senior Securities

None.

ITEM 4.        Submission of Matters to a Vote of Security Holders

None.

ITEM 5.        Other Information

None.

ITEM 6.        Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GMX RESOURCES INC.
(Registrant)

Date:	May 12, 2006	/s/ Ken L. Kenworthy, Sr.
Ken L. Kenworthy, Sr., Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of GMX Resources Inc. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, File No. 333-49328)

3.2	Amended Bylaws of GMX Resources Inc. (Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-KSB for the year ended December 31, 2004)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of GMX Resources Inc. dated May 17, 2005 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 18, 2005)

4.4	Rights Agreement dated May 17, 2005 by and between GMX Resources Inc. and UMB Bank, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.1 to Form 8-K filed May 18, 2005)

10.1	Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form SB-2, File No. 333-49328)

10.2	Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2, File No. 333-49328)

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

10.4	Loan Agreement dated July 29, 2005 between GMX Resources Inc. and Hibernia National Bank. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 4, 2005)

10.4(a)	Interim Agreement dated November 3, 2005 between GMX Resources Inc. and Hibernia National Bank (Incorporated by reference to Exhibit 10.4(a) to Form 10-KSB filed March 31, 2006)

10.4(b)
Second Amendment to Loan Agreement dated December 20, 2005, between GMX Resources Inc. and Hibernia National Bank (Incorporated by reference to Exhibit 10.4(b) to Annual Report on Form 10-KSB for the year ended December 31, 2005)

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

14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to Annual Report on Form 10-KSB for the year ended December 31, 2003)

21	List of Subsidiaries (Incorporated by reference to Exhibit 21 to Annual Report on Form 10-KSB for the year ended December 31, 2005)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.