Form 10KSB/A
period 2005-12-31
GMX RESOURCES INC
filed 2006-06-28
CIK 1127342

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

Amendment No. 2

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to _____________________

Commission file number  000-32325

GMX RESOURCES INC.
(Name of small business issuer in its charter)

Oklahoma	73-1534474
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

9400 North Broadway, Suite 600, Oklahoma City, Oklahoma 73114
(Address of principal executive offices)

(Issuer's Telephone Number)                         (405) 600-0711

Securities registered under Section 12(b) of the Exchange Act:     None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  [_].

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [_] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126 of the Exchange Act).   [_] Yes     [X] No

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

Transitional Small Business Disclosure Format (Check one):  Yes [_]      No [ X ]

EXPLANATORY NOTE

This Amendment on Form 10-KSB/A constitutes Amendment No. 2 to the registrant's Annual Report on Form 10-KSB for the period ended December 31, 2005, which was filed with the SEC on March 31, 2006. The sole purpose of this Amendment No. 2 is to amend and restate Part II, Item 8A as set forth below.

Item 8A.  CONTROLS AND PROCEDURES

Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15ec)) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2005, no change occurred in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal control over financial reporting.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GMX RESOURCES INC.

Date: June 28, 2006	By:	/s/ Ken L. Kenworthy, Jr.
Ken L. Kenworthy, Jr., President

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Ken L. Kenworthy, Jr.	President and Director	June 28, 2006
Ken L. Kenworthy, Jr. /s/ Ken L. Kenworthy, Sr.	(Principal Executive Officer) Executive Vice President, Chief Financial Officer and Director	June 28, 2006
Ken L. Kenworthy, Sr. /s/ T. J. Boismier	(Principal Financial and Accounting Officer) Director	June 28, 2006
T. J. Boismier /s/ Steven Craig	Director	June 28, 2006
Steven Craig /s/ Jon W. McHugh	Director	June 28, 2006
Jon W. McHugh

3