Form 10KSB/A
period 2005-12-31
GMX RESOURCES INC
filed 2006-08-01
CIK 1127342

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 3

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

                             INTRODUCTORY STATEMENT

This Amendment No. 3 to Form 10-KSB is filed solely for purposes of correcting the following typographical or clerical errors

          1. The balance sheet in Item 8. Financial Statements is amended to change heading "Preferred Stock, par value $0.01 per share, 500,000 shares authorized" to "Preferred Stock, par value $0.001 per share, 10,000,000 shares authorized, 25,000 shares designated as Series A Junior Participating Preferred Stock, none issued and outstanding".

          2. The third full paragraph on page 16 under Item 2. Properties relating to our proved reserves in East Texas is amended to change all references to Bcfe to MMcfe.

          3. Exhibit 10.4(b) was erroneously not included in the originally filed Form 10-KSB on March 31, 2006.

Pursuant to the rules of the Securities and Exchange Commission, the full text of each Item as amended is included in this report, even though there are no other amendments to such Items.

                               GMX RESOURCES INC.
                          FORM 10-KSB/A AMENDMENT NO. 3
                                TABLE OF CONTENTS

                                                                            Page

PART I.........................................................................1

Item 2. PROPERTIES.............................................................1

            General............................................................1
            East Texas.........................................................1
            Northwestern Louisiana.............................................3
            Southeast New Mexico...............................................4
            Reserves...........................................................4
            Costs Incurred.....................................................6
            Productive Well Summary............................................7

PART II........................................................................8

Item 8.     FINANCIAL STATEMENTS...............................................8


SIGNATURES.....................................................................9

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...................................F-1

                                     PART I

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

     At December 31, 2005, Sproule Associates, Inc., our independent reserve engineering firm, assigned a total of 25,925 MMcfe of proved producing reserves to the completed East Texas wells, 18,740 MMcfe to our proved developed non-producing wells, and 113,934 MMcfe of proved undeveloped reserves to our 184 proved undeveloped locations in East Texas.

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

                                                                          YEARS ENDED DECEMBER 31,
                                                                     2003           2004           2005
                                                                  ----------     ----------     ----------
PROVED DEVELOPED:
Gas (MMcf)                                                            18,277         18,980         41,503
Oil (MBbls)                                                              568            584            770
                                                Total (MMcfe)         21,685         22,484         46,123
PROVED UNDEVELOPED:
Gas (MMcf)                                                            26,752         37,908        108,673
Oil (MBbls)                                                              755            653          1,201
                                                Total (MMcfe)         31,282         41,826        115,880
TOTAL PROVED:
Gas (MMcf)                                                            45,029         56,888        150,176
Oil (MBbls)                                                            1,323          1,237          1,971
                                                Total (MMcfe)         52,967         64,309        162,003

ESTIMATED FUTURE NET REVENUES (1)($000S)                          $  178,348     $  214,278     $1,648,402

PRESENT VALUE(1)($000S)                                           $   71,192     $   83,237     $  409,624

STANDARDIZED MEASURE (1) ($000S)                                  $   47,975     $   64,231     $  302,396

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

                                                YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------
                                         2003             2004             2005
                                     ------------     ------------     ------------
PROPERTY ACQUISITION COSTS:
                        Proved       $     57,565     $       --       $       --
                        Unproved            5,212          851,617        1,230,409
DEVELOPMENT COSTS                         173,840        7,681,750       24,789,281
                                     ------------     ------------     ------------
                        Total        $    236,617     $  8,533,367     $ 26,019,690
                                     ============     ============     ============

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

                                                   YEAR ENDED DECEMBER 31,
                            ---------------------------------------------------------------------
                                  2003                      2004                      2005
                            -----------------         -----------------         -----------------
DEVELOPMENT WELLS:         Gross         Net         Gross         Net         Gross         Net

Gas                          --           --           15            4           31           16
Oil                          --           --           --           --           --           --
Dry                          --           --           --           --           --           --
                            ----         ----         ----         ----         ----         ----
Total                        --           --           15            4           31           16
                            ====         ====         ====         ====         ====         ====

ACREAGE

     The following table shows our developed and undeveloped oil and gas lease and mineral acreage as of December 31, 2005. Excluded is acreage in which our interest is limited to royalty, overriding royalty and other similar interests.

                                        DEVELOPED                 UNDEVELOPED
                                  ---------------------     ---------------------
LOCATION                            GROSS        NET          GROSS        NET
--------                          --------     --------     --------     --------
East Texas and Louisiana            19,915       11,820        9,108        3,887
Southeast New Mexico                 1,920        1,458         --           --
                                  --------     --------     --------     --------
                        Total       21,835       13,278        9,108        3,887
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

                                     PART II

ITEM 8.                 FINANCIAL STATEMENTS

     Our consolidated financial statements are presented beginning on page F-1 found at the end of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GMX RESOURCES INC.

Dated:  August 1, 2006                 By: /s/ Ken L. Kenworthy, Jr.
                                           -------------------------------------
                                           Ken L. Kenworthy, Jr., President

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURES                                    TITLE                                  DATE
-------------------------------    -------------------------------------------------    --------------
/s/ Ken L. Kenworthy, Jr.          President and Director                               August 1, 2006
-------------------------------    (Principal Executive Officer)
Ken L. Kenworthy, Jr.

/s/ Ken L. Kenworthy, Jr.          Executive Vice President, Chief Financial Officer    August 1, 2006
-------------------------------    and Director (Principal Financial and Accounting
Ken L. Kenworthy, Sr.              Officer)

/s/ T. J. Boismier                 Director                                             August 1, 2006
-------------------------------
T. J. Boismier

/s/ Steven Craig                   Director                                             August 1, 2006
-------------------------------
Steven Craig

/s/ Jon W. McHugh                  Director                                             August 1, 2006
-------------------------------
Jon W. McHugh

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm...................   F-2

Consolidated Balance Sheets, December 31, 2004 and 2005...................   F-3

Consolidated Statements of Operations, Years Ended
   December 31, 2004 and 2005.............................................   F-4

Consolidated Statements of Changes in Shareholders' Equity,
   Years Ended December 31, 2004 and 2005.................................   F-5

Consolidated Statements of Cash Flows, Years Ended
   December 31, 2004 and 2005.............................................   F-6

Notes to Consolidated Financial Statements................................   F-7

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

As discussed in Note J to the financial statements, an error in the line item description of preferred stock in the shareholders equity section of the consolidated balance sheets as of December 31, 2004 and 2005, was discovered by management of the Company during the current year. Accordingly, the 2005 financial statements have been restated to correct the error.



                                                     Smith, Carney & Co., p.c.



Oklahoma City, Oklahoma
February 16, 2006 (Except
for Note J, which is dated
August 1, 2006)

                       GMX RESOURCES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,
                                                                                   ----------------------------
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

SHAREHOLDERS' EQUITY:
       Preferred stock, par value $.001 per share, 10,000,000 shares authorized;
       25,000 shares designated as Series A Junior Participating Preferred
       Stock, none issues and outstanding Common stock, par value $.001 per share-authorized 50,000,000 shares issued and outstanding 8,053,540
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

                       GMX RESOURCES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                      Year Ended December 31,
                                                                                   ----------------------------
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

                       GMX RESOURCES INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2004 AND 2005





                                         COMMON STOCK                ADDITIONAL                            TOTAL
                                ------------------------------        PAID-IN           RETAINED        SHAREHOLDERS'
                                   SHARES            AMOUNT           CAPITAL           EARNINGS           EQUITY
                                ------------      ------------      ------------      ------------      ------------
BALANCE AT DECEMBER 31, 2003       6,575,000      $      6,575      $ 20,959,973      $  1,652,017      $ 22,618,585
Options Exercised                     15,000                15            14,985                --            15,000
Redeemed & Cancelled Warrants             --                --          (118,712)               --          (118,712)
Warrants Granted                          --                --           257,250                --           257,250
Warrants Exercised                   163,540               164           177,398                --           177,562
Shares Issued                      1,300,000             1,300         8,014,118                --         8,015,418
Net income                                --                --                --         1,441,773         1,441,773
                                ------------      ------------      ------------      ------------      ------------
BALANCE AT DECEMBER 31, 2004       8,053,540      $      8,054      $ 29,305.012      $  3,093,790      $ 32,406,856
                                ------------      ------------      ------------      ------------      ------------
Options Exercised                    128,250               128           422,787                --           422,915
Redeemed & Cancelled Warrants       (144,180)             (144)         (774,134)               --          (774,278)
Warrants Granted                          --                --                --                --                --
Warrants Exercised                   337,705               337         1,666,898                --         1,667,235
Shares Issued                      1,600,000             1,600        20,344,672                --        20,346,272
Net Income                                --                --                --         7,156,096         7,156,096
                                ------------      ------------      ------------      ------------      ------------

BALANCE AT DECEMBER 31, 2005       9,975,315      $      9,975      $ 50,965,235      $ 10,249,886      $ 61,225,096
                                ============      ============      ============      ============      ============

See accompanying notes to consolidated financial statements.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Years Ended December 31,
                                                                                   ----------------------------
                                                                                       2004            2005
                                                                                   ------------    ------------
CASH FLOWS DUE TO OPERATING ACTIVITIES
       Net income                                                                  $  1,441,773    $  7,156,096
       Adjustments to reconcile net income
       to net cash provided by operating activities;
               Depreciation, depletion, and amortization                              2,043,485       3,982,080
               Amortization of loan fees                                                326,762         112,349
               Deferred income taxes                                                         --       1,212,100
               Decrease (increase) in:
                    Accounts receivable                                                (865,035)     (2,666,101)
                    Inventory and prepaid expenses                                     (431,908)        (56,852)
                    Other assets                                                             --          43,273
               Increase (decrease) in:
                    Accounts payable                                                  1,187,017       5,487,870
                    Accrued expenses and other liabilities                               40,128         309,842
                    Revenue distributions payable                                       (58,067)        742,446
                                                                                   ------------    ------------

                    Net cash provided by operating activities                         3,684,155      16,323,103
                                                                                   ------------    ------------

CASH FLOWS DUE TO INVESTING ACTIVITIES
       Additions to oil and gas properties                                           (8,533,367)    (26,019,690)
       Purchase of property and equipment                                              (334,577)    (13,529,312)
                                                                                   ------------    ------------
                    Net cash provided by (used in) investing activities              (8,867,944)    (39,549,002)
                                                                                   ------------    ------------

CASH FLOWS DUE TO FINANCING ACTIVITIES
       Advance on borrowings                                                          3,872,457      10,701,763
       Payments on debt                                                              (6,800,162)     (7,608,056)
       Proceeds from sale of stock                                                    8,346,518      21,662,143
                                                                                   ------------    ------------
                    Net cash provided by financing activities                         5,418,813      24,755,850
                                                                                   ------------    ------------

NET INCREASE IN CASH                                                                    225,024       1,529,951

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        637,522         862,546
                                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $    862,546       2,392,497
                                                                                   ============    ============

CASH PAID FOR INTEREST                                                             $    261,445         116,979
                                                                                   ============    ============

CASH PAID FOR INCOME TAXES                                                         $     24,206              --
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

PROPERTY AND EQUIPMENT: The Company follows the full cost method of accounting for its oil and gas properties. Accordingly, all costs incidental to the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, dry holes and leasehold equipment are capitalized. Net capitalized costs are limited to the estimated future net revenues, discounted at 10% per annum, from proved oil, natural gas, and natural gas liquid reserves. Capitalized costs are depleted by an equivalent unit-of-production method, converting oil to gas at the ratio of one barrel of oil to six thousand cubic feet of natural gas. No gain or loss is recognized upon disposal of oil and gas properties unless such disposal significantly alters the relationship between capitalized costs and proved reserves. Revenues from PersonNameservices provided to working interest owners of properties in which GMX also owns an interest, to the extent they exceed related costs incurred, are accounted for as reductions of capitalized costs of oil and gas properties.

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

Stock option activity for the year ended December 31, 2004 and 2005, which includes in 2003 shares granted to a consultant, is as follows:

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005


                                                   NUMBER       WEIGHTED AVERAGE
                                                 OF SHARES       EXERCISE PRICE
                                                ------------      ------------
       Balance as of December 31, 2003               139,000      $       5.69
            Granted                                  190,000              3.83
            Exercised                                (15,000)             1.00
            Forfeited                                     --                --
            Expired                                       --                --
                                                ------------      ------------
       Balance as of December 31, 2004               314,000      $       3.67
            Granted                                  137,000             16.58
            Exercised                               (128,250)             2.69
            Forfeited                                     --                --
            Expired                                       --                --
                                                ------------      ------------
       Balance as of December 31, 2005               322,750      $       8.65
                                                ------------      ------------

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

For the September 2005 options, fair value was determined using the Black Scholes option pricing model with the following assumptions: expected dividend yield of 0% risk-free interest rate of 1%, expected volatility of 144%, and an expected term of 10 years. For the

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005


October 2005 options, fair value was determined using the Black Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 4%, expected volatility of 140%, and an expected term of 10 years. For the November 2005 options, fair value was determined using the Black Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 4%, expected volatility of 140%, and an expected term of 10 years.

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
                                                     ============

(1) Annual accretion is added to the full cost pool.
(2) Revisions were due to the increase in market prices for PersonNameservices related to plugging a well, the current inflation rate and interest rate.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In December 2004, the FASB issued Statement on Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment," revising FASB Statement 123, "Accounting for Stock-Based

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005


Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires a public entity to measure the cost of PersonNameservices provided by employees and directors received in exchange for an award of equity instruments, including stock options, at a grant-date fair value. The fair value cost is then recognized over the period that PersonNameservices are provided. FAS 123 (Revised 2004) is effective for the first fiscal year beginning after September, 2005 and will be adopted by the Company in the first quarter of 2006. See "Stock Options" above for a disclosure of the effect on net income and earnings per share for the years 2004 and 2005 if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

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

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005


NOTE B--PROPERTY AND EQUIPMENT

Property and equipment included the following:

                                                                     DECEMBER 31,
                                                             ----------------------------
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
                                                             ============    ============


Depreciation, depletion, and amortization of property and equipment consisted of the following components:

                                                                 FOR THE YEAR ENDED
                                                                     DECEMBER 31,
                                                             ----------------------------
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
                                                             ============    ============

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005


NOTE C--LONG-TERM DEBT

                                                                            DECEMBER 31,
                                                                    ---------------------------
                                                                        2004           2005
                                                                    ------------   ------------
       Note payable to bank, maturity date of September, 2006,
       bearing a variable interest rate (5.25% as of December 31,
       2005) collateralized by producing oil and gas properties     $  1,849,837   $        N/A

       Note payable to bank, maturity date of July 2008 bearing a variable interest rate (7.5% as of December 31, 2005)
       collateralized by oil and gas properties                              N/A          1,000

       Joint venture partner project (financing, non-recourse, no
       interest rate)                                                   1,912,45      1,755,002
                                                                    ------------   ------------
                                                                       3,762,294      1,756,002
       Current portion                                                   433,933        345,967
                                                                    ------------   ------------
          Long Term                                                 $  3,328,361   $  1,410,035


       Maturities of long-term debt are as follows:

                                                           YEAR        AMOUNT
                                                        ----------  ------------
                                                           2006     $    345,967
                                                           2007          271,855
                                                           2008          295,957
                                                           2009          215,743
                                                           2010          168,784
                                                      2011-2015          406,440
                                                      2016-2020           51,256
                                                                    ------------
                                                                    $  1,756,002
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

                                                        DECEMBER 31,
                                                ----------------------------
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

Total income tax expense for the respective years differed from the amounts computed by applying the U.S. federal tax rate to earnings before income taxes as a result of the following:

                                                    FOR THE YEAR ENDED
                                                        DECEMBER 31,
                                                ----------------------------
                                                    2004            2005
                                                ------------    ------------
       U.S. statutory tax rate                            34%             34%
       Statutory depletion                               (25)            (12)
       Change in valuation allowance                     (24)             (8)
       Other                                              16             -0-
                                                ------------    ------------
       Effective income tax rate                           1%             14%
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

       Year Ending December 31:

       2006                                     $    118,522
       2007                                           33,217
       2008                                           18,344
       2009                                           18,344
       2010                                           18,344
                                                ------------
          Total                                 $    206,771
                                                ============

Total rental expense for all operating leases is as follows for the years ended December 31:

       2004                                     $    153,613
       2005                                          118,701


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

NOTE G--MAJOR CUSTOMERS

Sales to individual customers constituting 10% or more of total oil and gas sales for each of the years ended December 31, 2004 and 2005 were as follows:

                                                    2004            2005
                                                ------------    ------------
       Penn Virginia Oil & Gas (Oil)                      --              27%
       Teppco Crude (Oil)                                 93%             65%
       CrossTex Energy Services, Inc. (Gas)               63%             44%
       Penn Virginia Oil & Gas (Gas)                      21%             48%
       Duke Energy (Gas)                                  10%              7%

NOTE H--CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts which, at times, may exceed federal insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk.

NOTE I--RETIREMENT PLANS

The GMX Resources Inc. 401(k) Plan was adopted April 15, 2001, and was reinstated effective January 1, 2005. The plan is a qualified retirement plan under the Internal Revenue Code. All employees are eligible who have attained age 21. GMX matches the employee contributions dollar for dollar up to 5% of the employees compensation; the Company contributed $42,875 and $-0- in 2005 and 2004, respectively.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005


NOTE J--CORRECTION OF AN ERROR

The balance sheet line item description for preferred stock has been revised. The previous description, "Preferred Stock, par value $0.01 per share, 500,000 shares authorized" has been corrected to "Preferred Stock, par value $0.001 per share, 10,000,000 shares authorized, 25,000 shares designated as Series A Junior Participating Preferred Stock, none issued and outstanding." This correction has no effect on total assets, liabilities, shareholders equity or net income of the Company.

NOTE K--OIL AND GAS OPERATIONS (UNAUDITED)

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

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005


The Company's results of operations in 2004 and 2005 include revenues and expenses associated directly with oil and gas producing activities.


                                                    2004            2005
                                                ------------    ------------
       Oil and gas sales                        $  7,689,882    $ 19,026,050
       Production costs                           (1,779,830)     (3,311,624)
       Depreciation, depletion and amortization   (1,707,431)     (3,496,657)
       Income tax expense                         (1,047,075)     (1,212,100)
                                                ------------    ------------
       Results of operations for oil and gas
            producing activities                $  3,155,546    $ 11,005,669
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

                                                              OIL            GAS
                                                            (MBBLS)         (MMCF)
                                                         ============    ============
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

Principal changes in the standardized measure of discounted future net cash flows attributable to the Company's proved reserves are as follows:

                       GMX RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005



                                                 DECEMBER 31,    DECEMBER 31,
                                                    2004            2005
                                               (IN THOUSANDS)  (IN THOUSANDS)
                                                ------------    ------------

       Standardized measure, beginning of year  $     47,975    $     64,231
       Sales of oil and gas, net of production
          costs                                       (5,910)        (15,714)
       Net changes in prices and production costS      4,409          49,869
       Extensions and discoveries, net of future
          development costs                           18,949         223,384
       Development costs that reduced future
          development costs                            6,863          23,629
       Revisions of quantity estimates                (4,035)         26,174
       Sales of reserves in place                         --              --
       Accretion of discount                          (1,149)         97,164
       Other                                          (9,379)        (78,118)
       Net changes in income taxes                     4,210         (88,223)
                                                ------------    ------------
       Standardized measure, end of year        $     64,231    $    302,396
                                                ============    ============

                                  EXHIBIT INDEX
                                  -------------

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

Exhibit No.    Description
-----------    -----------

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

21 List of Subsidiaries (Incorporated by reference to Exhibt 21 to Form 10-KSB for the year ended December 31, 2005)

23.1           Consent of Smith, Carney & Co., p.c.

23.2           Consent of Sproule Associates, Inc. (Incorporated by reference to
               Exhibit 21 to Form 10-KSB for the year ended December 31, 2005)

31.1           Rule 13a-14(a) Certification of Chief Executive Officer

31.2           Rule 13a-14(a) Certification of Chief Financial Officer

32.1           Certification of Chief Executive Officer pursuant to 18 U.S.C.
               ss. 1350.

32.2           Certification of Chief Financial Officer pursuant to 18 U.S.C.
               ss. 1350.