Form 10-Q/A
period 2006-03-31
GMX RESOURCES INC
filed 2006-08-01
CIK 1127342

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [_]  Accelerated filer [_]  Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act). Yes [_] No [X]

As of May 8, 2006 there were 11,207,467 shares of GMX Resources Inc. Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]
================================================================================

                               GMX RESOURCES INC.

                                   FORM 10-Q/A

                      FOR THE QUARTER ENDED MARCH 31, 2006

                             INTRODUCTORY STATEMENT

This Amendment No. 1 to Form 10-Q/A is filed solely for purposes of correcting the following typographical or clerical errors:

     The balance sheet in Item 1. Financial Statements is amended to change the heading "Preferred Stock, par value $0.01 per share, 500,000 shares authorized" to "Preferred Stock, par value $0.001 per share, 10,000,000 shares authorized, 25,000 shares designated as Series A Junior Participating Preferred Stock, none issued and outstanding".

Pursuant to the rules of the Securities and Exchange Commission, the full text of each Item as amended is included in this report, even though there are no other amendments to such Items.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our consolidated financial statements are presented beginning on page 1 found at the end of this report.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          GMX RESOURCES INC.
                                          (Registrant)


Date: August 1, 2006                      /s/ Ken L. Kenworthy, Sr.
                                          -------------------------------------
                                          Ken L. Kenworthy, Sr., Executive Vice
                                          President and Chief Financial Officer
                                          (Principal Financial Officer)

ITEM 1. FINANCIAL STATEMENTS

                       GMX Resources Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                  December 31,         March 31,
                                                                                      2005               2006
                                                                                 -------------      -------------
                                    ASSETS                                                           (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                                   $   2,392,497      $   1,532,557
     Accounts receivable--interest owners                                               74,971             52,859
     Accounts receivable--oil and gas revenues                                       4,188,451          3,243,090
     Inventories                                                                       247,364            602,494
     Prepaid expenses                                                                   10,028            299,689
                                                                                 -------------      -------------
          Total current assets                                                       6,913,311          5,730,689
                                                                                 -------------      -------------

OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST
METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES                                     68,920,264         85,723,918
     Less accumulated depreciation, depletion, and
     amortization                                                                   (9,992,867)       (11,303,120)
                                                                                 -------------      -------------
                                                                                    58,927,397         74,420,798
                                                                                 -------------      -------------

OTHER PROPERTY AND EQUIPMENT                                                        17,044,734         22,603,511
     Less accumulated depreciation                                                  (1,793,781)        (2,243,062)
                                                                                 -------------      -------------
                                                                                    15,250,953         20,360,449
                                                                                 -------------      -------------

OTHER ASSETS                                                                            11,610             11,609
                                                                                 -------------      -------------
     TOTAL ASSETS                                                                $  81,103,271      $ 100,523,545
                                                                                 =============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                            $   7,809,387      $  10,753,652
     Accrued expenses                                                                  419,130            287,020
     Accrued interest                                                                   25,430               --
     Revenue distributions payable                                                     317,232            317,647
     Short term loan                                                                 5,100,000               --
     Current portion of long-term debt                                                 345,967            322,337
                                                                                 -------------      -------------
          Total current liabilities                                                 14,017,146         11,680,656
                                                                                 -------------      -------------
LONG-TERM DEBT, LESS CURRENT PORTION                                                 1,410,035          5,678,017

OTHER LIABILITIES

     Revenue suspended                                                           $   1,026,661          1,485,852
     Asset retirement obligation                                                     2,212,233          2,229,880
     Deferred income taxes                                                           1,212,100          1,857,577
                                                                                 -------------      -------------
                                                                                     4,450,994          5,573,309

SHAREHOLDERS' EQUITY
     Preferred stock, par value $0.001 per share, 10,000,000 shares authorized 25,000 shares designated as Series A Junior Participating
     Preferred Stock, none issued and outstanding
     Common stock, par value $0.001 per share--authorized 50,000,000 shares;
          issued and outstanding 9,975,310 shares in 2005 and 11,192,450
          shares in 2006                                                                 9,975             11,192
     Additional paid-in capital                                                     50,965,235         65,196,158
     Retained earnings                                                              10,249,886         12,384,213
                                                                                 -------------      -------------
          Total shareholders' equity                                                61,225,096         77,591,563
                                                                                 -------------      -------------
          TOTAL LIABILITES AND SHAREHOLDERS' EQUITY                              $  81,103,271      $ 100,523,545
                                                                                 =============      =============

See accompanying notes to consolidated financial statements.

                       GMX Resources Inc. And Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                 ---------------------------
                                                                     2005            2006
                                                                 -----------     -----------
REVENUE

     Oil and gas sales                                           $ 2,614,895     $ 6,689,411
     Interest income                                                   2,749          26,157
     Other income                                                         36             322
                                                                 -----------     -----------
     Total revenue                                                 2,617,680       6,715,890
                                                                 -----------     -----------

EXPENSES

     Lease operations                                                448,516         703,357
     Production and severance taxes                                  131,537         453,897
     Depreciation, depletion, and amortization                       736,801       1,532,242
     Interest                                                         59,744          42,373
     General and administrative                                      636,558       1,204,217
                                                                 -----------     -----------
     Total expenses                                                2,013,156       3,936,086
                                                                 -----------     -----------
     Income before income taxes                                      604,524       2,779,804

INCOME TAX PROVISION

     Current                                                            --              --
     Deferred                                                           --           645,477
                                                                 -----------     -----------
     Total Income Tax Provision                                         --           645,477
                                                                 -----------     -----------

NET INCOME                                                       $   604,524     $ 2,134,327
                                                                 ===========     ===========

EARNINGS PER SHARE - Basic                                       $      0.07     $      0.20
                                                                 ===========     ===========
EARNINGS PER SHARE Diluted                                       $      0.07     $      0.19
                                                                 ===========     ===========
WEIGHTED AVERAGE COMMON SHARE - Basic                              8,120,307      10,812,264
                                                                 ===========     ===========
WEIGHTED AVERAGE COMMON SHARE - Diluted                            8,223,621      11,013,520
                                                                 ===========     ===========

See accompanying notes to consolidated financial statements

                       GMX Resources Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                               Three Months Ended March 31,
                                                              ------------------------------
                                                                  2005              2006
                                                              ------------      ------------
CASH FLOWS DUE TO OPERATING ACTIVITIES
     Net income                                               $    604,524      $  2,134,327
     Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
          Depreciation, depletion, and amortization                736,801         1,532,242
          Deferred income taxes                                       --             645,477
          Non cash compensation expense                               --             155,067
          Amortization of loan fees                                 17,348              --
          Decrease (increase) in:

               Accounts receivable                                 120,385           967,473
               Inventory and prepaid expenses                       (3,174)         (644,791)
          Increase (decrease) in:

               Accounts payable                                     87,649         2,944,265
               Accrued expenses and liabilities                    101,656          (157,539)
               Revenue distributions payable                        24,609           459,606
                                                              ------------      ------------

               Net cash provided by operating activities         1,689,798         8,036,127
                                                              ------------      ------------

CASH FLOWS DUE TO INVESTING ACTIVITIES
     Additions to oil and gas properties                        (3,414,076)      (16,558,715)
     Purchase of property and equipment                           (193,674)       (5,558,777)
                                                              ------------      ------------
          Net cash used in investing activities                 (3,607,750)      (22,117,492)
                                                              ------------      ------------

CASH FLOW DUE TO FINANCING ACTIVITIES
     Advance on borrowings                                       2,046,693         9,298,955
     Payments on debt                                             (256,203)      (10,154,603)
     Proceeds from sale of stock                                    77,026        14,077,073
                                                              ------------      ------------
          Net cash provided by financing activities              1,867,516        13,221,425
                                                              ------------      ------------

NET INCREASE (DECREASE) IN CASH                                    (50,436)         (859,940)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   862,546         2,392,497
                                                              ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $    812,110         1,532,557
                                                              ============      ============

CASH PAID FOR INTEREST                                        $     42,395            67,803
                                                              ============      ============

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

CHANGE IN ACCOUNTING PRINCIPLE

     Effective January 1, 2006, GMX adopted Statement of Financial Accounting Standard No. 123(R), SHARE-BASED PAYMENT, ("SFAS No. 123(R)"), using the modified prospective transition method. SFAS No. 123(R) requires equity-classified share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Under the modified prospective transition method, share-based awards granted or modified on or after January 1, 2006, are recognized in compensation expense over the applicable vesting period. Also, any previously granted awards that are not fully vested as of January 1, 2006 are recognized as compensation expense over the remaining vesting period. No retroactive or cumulative effect adjustments were required upon GMX's adoption of SFAS No. 123(R).

     Prior to adopting SFAS No. 123(R), GMX accounted for its fixed-plan employee stock options using the intrinsic-value based method prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, ("APB No. 25") and related interpretations. This method required compensation expense to be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

     GMX's stock option plan ("Plan"), which is shareholder-approved, permits the grant of stock options to the employees and directors of up to 550,000 shares of common stock. GMX believes that the Plan better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of GMX's stock at the date of the grant, vest over the period determined by the Board which is generally four years and expire on the earlier of 10 years after the date of the grant or termination of employment. The vesting is accelerated if there is a change in control (as defined in the Plan). GMX issues authorized but unissued stock on exercise of the options. As of March 31, 2006, there were 158,999 shares available for new option grants. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model. This model incorporates various assumptions with respect to historical stock price volatility computed at the date of grant which has varied over time, expected dividends which are zero, expected term of the options which is the vesting period of 4 years from the date of grant, and the risk free rate of return which is based on the five year U.S. treasury bond rate at the date of the grant.

     A summary of option activity under the Plan for the three months ended 2006 is as follows:

                                                              Weighted Average
                                        Weighted Average         Remaining          Aggregate Intrinsic
                          Options        Exercise Price       Contractual Term           Value(1)
                          -------        --------------       ----------------           --------
    Outstanding
   January 1, 2006        322,750            $  8.65
      Granted                 --                 --
     Exercised             52,750            $  1.98
Forfeited or Expired          --                 --
                         --------
   Outstanding at
   March 31, 2006         270,000            $  9.95                 2.4               $  7,425,000
                         ========
   Exercisable at
   March 31, 2006         105,625            $  6.73                 1.8               $  3,244,800
                         ========

     (1) Intrinsic value represents the difference between the exercise price and the market price as of the date specified.

     The total intrinsic value of options exercised during the three months ended March 31, 2006 was $1,824,000.

     A summary of the status of GMX's nonvested options as of March 31, 2006 and changes during the quarter then ended is presented below:

                                                      Weighted Average Grant
     Non-Vested Options               Options            Date Fair Value
     ------------------               -------            ---------------
Non-Vested at January 1, 2006         179,984                $  8.97
           Granted                        --                     --
           Vested                     (15,609)               $  9.93
          Forfeited                       --                     --
                                     --------
Non-Vested at March 31, 2006          164,375                $  8.88
                                     ========

     As of March 31, 2006 there was $1,459,917 of total unrecognized compensation costs related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.4 years. The total fair value of shares vested during the three months ended March 31, 2006 was $155,067.

     As a result of adopting SFAS No. 123(R) on January 1, 2006, GMX's income before income tax expense and net income for the three-month period ended March 31, 2006 were $155,067 and $102,344 lower, respectively, than if GMX had continued to account for share-based compensation under APB No. 25. Also, basic and diluted income per share were approximately $.01 per share lower as a result of the adoption.

     GMX received $104,250 in cash for option exercises in the first quarter of 2006. No current tax benefits were realized due to availability of a net operating loss carryforward for tax purposes, but deferred tax liability was reduced by $35,445.

     Had GMX elected the fair value provisions of SFAS No. 123(R), GMX's 2005 first quarter net income and net income per share would have differed from the amounts actually reported as shown in the following table:

                                                           Three Months
                                                       Ended March 31, 2005
                                                       --------------------

Net income as reported                                      $  604,524
Deduct: Stock-based compensation, net of tax                   (59,920)
                                                            ----------
Pro forma                                                      544,604
                                                            ==========
Earnings (Loss) Per Share:

     Basic - as reported                                           .07
     Basic - pro forma                                             .07
     Diluted - as reported                                         .07
     Diluted - pro forma                                           .07

ASSET RETIREMENT OBLIGATIONS

     Below is a reconciliation of the beginning and ending aggregate carrying amount of the Company's asset retirement obligations.


                                                           Three Months
                                                          Ended March 31,
                                                    -------------------------
                                                       2005           2006
                                                    ----------     ----------

     Beginning of the period                        $1,764,631     $2,212,233
     Liabilities incurred in the current period         23,032           --
     Liabilities settled in the current period            --             --
     Accretion                                          10,259         17,646
                                                    ----------     ----------
     End of the period                              $1,797,922     $2,229,879
                                                    ==========     ==========

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

5. CORRECTION OF AN ERROR

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

10.2 Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2, File No. 333-49328)

10.3 Participation Agreement dated December 29, 2003 by and among Penn Virginia Oil & Gas Company, the Company and its wholly owned subsidiaries (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 29, 2003)

10.3(a) First Amendment dated February 27, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 14, 2004)

10.3(b) Second Amendment dated May 9, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 14, 2004)

10.3(c) Third Amendment dated April 6, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed September 14, 2004)

10.3(d) Fourth Amendment dated August 11, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed September 14, 2004)

10.3(e) Fifth Amendment dated effective dateMonth1Day1Year2005January 1, 2005 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.6(e) to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, filed May 12, 2005)

10.3(f) Sixth Amendment dated effective January 1, 2006, to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 20, 2006)

10.4 Loan Agreement dated July 29, 2005 between GMX Resources Inc. and Hibernia National Bank. (Incorporated by reference to Exhibit
               10.1 to Current Report on Form 8-K filed on August 4, 2005)

10.4(a) Interim Agreement dated November 3, 2005 between GMX Resources Inc. and Hibernia National Bank (Incorporated by reference to
               Exhibit 10.4(a) to Form 10-KSB filed March 31, 2006)

10.4(b) Second Amendment to Loan Agreement dated December 20, 2005, between GMX Resources Inc. and Hibernia National Bank (Incorporated by reference to Exhibit 10.4(b) to Amended Annual Report on Form 10-KSB/A for the year ended December 31, 2005 filed August 1, 2006)

10.5 Asset Purchase Agreement dated December 8, 2005 between GMX Resources Inc. and McLachlan Drilling Co. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 12, 2005)

10.6 Texas Deed of Trust, Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement dated as of November 3, 2005 from GMX Resources Inc. to Hibernia National Bank (Incorporated by reference to Exhibit 10.16 to Form 10-QSB for the quarter ended September 30, 2005)

14             Code of Business Conduct and Ethics (Incorporated by reference to
               Exhibit 14 to Annual Report on Form 10-KSB for the year ended December 31, 2003)

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