Form 10-Q
period 2006-06-30
GMX RESOURCES INC
filed 2006-08-14
CIK 1127342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2006

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

The number of shares outstanding of the registrant’s common stock as of August 10, 2006 was 11,214,967.

GMX Resources Inc.
Form 10-Q
For the Quarter Ended June 30, 2006

PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements

GMX Resources Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2005 and June 30, 2006 (Unaudited)

	December 31,	June 30,
	2005	2006
ASSETS		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,392,497	$2,039,279
Accounts receivable--interest owners	74,971	47,938
Accounts receivable--oil and gas revenues	4,188,451	2,663,884
Inventories	247,364	952,105
Prepaid expenses	10,028	39,903
Total current assets	6,913,311	5,743,109

OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST
METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES	68,920,264	106,621,035
Less accumulated depreciation, depletion, and amortization	(9,992,867)	(12,595,909)
	58,927,397	94,025,126

OTHER PROPERTY AND EQUIPMENT	17,044,734	28,440,502
Less accumulated depreciation	(1,793,781)	(2,834,863)
	15,250,953	25,605,639

OTHER ASSETS	11,610	118,139
TOTAL ASSETS	$81,103,271	$125,492,013

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$7,809,387	$11,941,798
Accrued expenses	419,130	330,795
Accrued interest	25,430	—
Revenue distributions payable	317,232	374,614
Short term loan	5,100,000	—
Current portion of long-term debt	345,967	298,797
Total current liabilities	14,017,146	12,945,914

LONG-TERM DEBT, LESS CURRENT PORTION	1,410,035	26,643,784

OTHER LIABILITIES
Revenue suspended	$1,026,661	$1,705,254
Asset retirement obligation	2,212,233	2,522,736
Deferred income taxes	1,212,100	2,207,200
	4,450,994	6,435,190

SHAREHOLDERS' EQUITY
Preferred stock, par value $.001 per share—10,000,000 shares authorized; 25,000 shares designated as Series A Junior Participating Preferred Stock, none issues and outstanding.
Common stock, par value $.001 per share—authorized 50,000,000 shares; issued and outstanding 9,975,310 shares in 2005 and 11,214,967 shares in 2006.	9,975	11,215
Additional paid-in capital	50,965,235	65,479,203
Retained earnings	10,249,886	13,976,707

Total shareholders' equity	61,225,096	79,467,125

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$81,103,271	$125,492,013

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
REVENUE
Oil and gas sales	$3,450,348	$6,467,631	$6,065,243	$13,157,042
Interest income	4,543	25,885	7,292	52,042
Other income	484	—	520	322
Total revenue	3,455,375	6,493,516	6,073,055	13,209,406

EXPENSES
Lease operations	643,126	950,571	1,091,642	1,653,928
Production and severance taxes	225,832	508,585	357,369	962,482
Depreciation, depletion, and amortization	884,071	1,581,202	1,620,872	3,113,444
Interest	89,573	162,295	149,317	204,668
General and administrative	697,909	1,348,746	1,334,467	2,552,963
Total expenses	2,540,511	4,551,399	4,553,667	8,487,485

Income before income taxes	914,864	1,942,117	1,519,388	4,721,921

INCOME TAX PROVISION
Current	—	—	—	—
Deferred	—	349,623	—	995,100
Total Income Tax Provision	—	349,623	—	995,100

Net Income (Loss)	$914,864	$1,592,494	$1,519,388	$3,726,821

EARNINGS PER SHARE - Basic	$0.11	$0.14	$0.19	$0.34
EARNINGS PER SHARE - Diluted	$0.11	$0.14	$0.18	$0.33
WEIGHTED AVERAGE COMMON SHARES - Basic	8,223,258	11,210,188	8,173,215	11,012,818
WEIGHTED AVERAGE COMMON SHARES - Diluted	8,406,898	11,388,435	8,337,736	11,193,210

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30
	2005	2006
CASH FLOWS DUE TO OPERATING ACTIVITIES
Net Income	$1,519,388	$3,726,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,620,872	3,644,124
Deferred income taxes	—	995,100
Other Non Cash Changes to Net Income	—	307,735
Amortization of loan fees	30,530	3,470
Decrease (increase) in:
Accounts receivable	(122,483)	1,551,600
Inventory and prepaid expenses	(157,122)	(844,615)
Other Assets	(799,586)	—
Increase (decrease) in:
Accounts payable	1,093,502	4,132,411
Accrued expenses and liabilities	149,387	(113,765)
Revenue distributions payable	(6,002)	735,975

Net cash provided by operating activities	3,328,486	14,138,856

CASH FLOWS DUE TO INVESTING ACTIVITIES
Sale of oil and gas properties	24,000	—
Additions to oil and gas properties	(6,629,071)	(37,390,268)
Purchase of property and equipment	(1,220,717)	(11,395,768)
Net cash used in investing activities	(7,825,788)	(48,786,036)

CASH FLOW DUE TO FINANCING ACTIVITIES
Advance on borrowings	5,015,151	30,338,733
Payments on debt	(404,672)	(10,252,244)
Proceeds from sale of stock	122,188	14,207,473
Net cash provided by financing activities	4,732,667	34,293,962

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	235,365	(353,218)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	862,546	2,392,497

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,097,911	$2,039,279

CASH PAID FOR INTEREST	$118,787	$226,628

 See accompanying notes to consolidated financial statements.

GMX RESOURCES INC.
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
Six months ended June 30, 2005 and June 30, 2006
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

In the opinion of GMX's management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of GMX as of June 30, 2006, and the results of its operations for the three and six month periods ended June 30, 2005 and 2006, and its cash flows for the six month periods then ended.

Stock Based Compensation

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

For the three and six months ended 2006, GMX recorded the following stock-based compensation:

Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
$ 152,668	$ 307,735

The following table provides information related to stock option activity during the six months ended June 30, 2006:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term in Years	Aggregate Intrinsic Value (a)
Outstanding at January 1, 2006	322,750	$8.65
Granted	—
Exercised	(75,250)	3.12
Forfeited	—

Outstanding at June 30, 2006	247,500	$10.33	2.4	$5,096,025

Exercisable at June 30, 2006	107,172	$7.57	2.1	$2,502,466

_____________________

(a)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2006 was approximately $2,532,868.

As of June 30, 2006 there was $1,294,331 of total unrecognized compensation costs related to non-vested stock options granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 2.4 years.

GMX received $130,400 and $234,650 in cash for option exercises in the second quarter of 2006 and the first half of 2006, respectively. No current tax benefits were realized due to availability of a net operating loss carryforward for tax purposes, but deferred tax liability was reduced by $44,336 and $79,781, respectively.

Had GMX elected the fair value provisions of SFAS No. 123(R) in 2005, GMX’s net income and net income per share would have differed from the amounts actually reported as shown in the following table:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	2005	2005
Net income as reported	$914,864	$1,519,388
Deduct: Stock-based compensation, net of tax	(438,686)	(498,606)
Pro forma	$476,178	$1,020,782
Earnings Per Share:
Basic - as reported	.11	.19
Basic - pro forma	.06	.12
Diluted - as reported	.11	.19
Diluted - pro forma	.06	.12

Asset Retirement Obligations

Below is a reconciliation of the beginning and ending aggregate carrying amount of the Company's asset retirement obligations.

	Six Months Ended June 30,
	2005	2006
Beginning of the period	$1,797,922	$2,212,233
Liabilities incurred in the current period	8,357	269,680
Liabilities settled in the current period	(126,211)	—
Accretion	20,518	40,823
End of the period	$1,700,586	$2,522,736

2.            Earnings Per Share

For the three and six months ended June 30, 2006, diluted earnings per share reflect the potential dilution of 178,247 common shares and 180,392 common shares, respectively, compared to the potential dilution of 183,640 common shares and 164,521 common shares for the three and six months ended June 30, 2005, respectively. As of June 30, 2005, GMX has outstanding 1,107,115 Class A warrants and 217,036 additional warrants that were issued to underwriters of a July 2001 public offering. The exercise price of stock options granted to employees exceeded the average price of the underlying securities during the first six months of 2006. Also, stock options for employees for 10,000 shares at $8.00, 65,000 shares at $20.01, 3,000 shares at $23.56, 3,000 shares at $27,91, 48,500 shares at $6.10, 3,000 shares at $29.79, 1,500 shares at $6.95, 3,750 shares at $5.00, 5,000 shares at $3.50, 76,750 shares at $3.00, and 25,000 shares at $11.51, which resulted in 180,392 shares of dilutive common stock equivalent for the six months ended June 30, 2006.

3.            Commitments and Contingencies

 None

4.            Warrant Exercise

 In the first quarter of 2006, GMX received $13,972,824 and issued 1,164,402 shares of common stock in connection with the exercise of its outstanding Class A Warrants issued in its 2001 initial public offering, which expired on February 13, 2006. Of the original 1,250,000 warrants issued in 2001, 27,122 expired unexercised.

5.            Credit Facility

 On June 7, 2006, GMX, Capital One, National Association, as agent (“Capital One”) and Union Bank of California, N.A. (“Union Bank”) entered into an Amended and Restated Loan Agreement (the “Loan Agreement”) that increases GMX’s Borrowing Base to $35 million. The Loan Agreement also provides for the addition of additional lenders from time to time and increases the amount of the maximum availability, subject to the Borrowing Base limitation, to $100 million. The new $35 million Borrowing Base is subject to mandatory quarterly reductions of $1.5 million beginning on June 30, 2006. The Loan Agreement, as subsequently amended on August 7, 2006, also permits GMX to issue up to $50 million in preferred stock or subordinated debt. At June 30, 2006, GMX had $25 million borrowed under the Loan Agreement. GMX used a portion of the proceeds of a preferred stock offering, which closed on August 11, 2006, to pay down this indebtedness to zero.

6.            Recently Issued Accounting Standards

 The Financial Accounting Standards Board (FASB) recently issued the following standards which were reviewed by GMX to determine the potential impact on its financial statements upon adoption.

 In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, a revision of SFAS 123, Accounting for Stock-Based Compensation. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services by requiring a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We adopted this statement effective January 1, 2006. The effect of SFAS 123(R) is more fully described in Note 1.

 In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. GMX does not expect that FIN 48 will have a material impact on its financial position, results of operations or cash flows.

7.            Subsequent Event - Preferred Stock Offering

 On August 8, 2006, we sold 1,800,000 shares of our 9.25% Series B Cumulative Preferred Stock at $25.00 per share.  Additionally, the underwriters exercised their option to purchase up to an additional 200,000 shares of Series B Cumulative Preferred Stock, resulting in a total offering size of $50 million.  The closing of the sale of the 2,000,000 shares occurred on August 11, 2006. We expect to use the net proceeds of the sale, estimated to be $47.1 million, to fund drilling and development of our East Texas properties and for other general corporate purposes. Pending such uses, we used a portion of the net proceeds ($34 million) to reduce indebtedness under our revolving bank credit facility to zero, which will permit additional borrowings in the future under the terms of our bank credit facility.

 The initial annual dividend on each share of Series B Cumulative Preferred Stock is $2.3125 (an aggregate of $4,625,000) and is payable quarterly when, as and if declared by us, in cash (subject to specified exceptions), in arrears to holders of record as of the dividend payment record date, on or about the last calendar day of each March, June, September and December commencing September 30, 2006. The dividend for the first quarter will be based on the actual number of days the Series B Cumulative Preferred Stock is outstanding for the current quarter, or $0.3212 per share. The Series B Cumulative Preferred Stock will not be convertible into our common stock and can be redeemed at our option after September 30, 2011 at $25.00 per share.  The Series B Cumulative Preferred Stock will be required to be redeemed prior to September 30, 2011 at specified redemption prices and thereafter at $25.00 per share in the event of a change of ownership or control of the Company if the acquirer is not a public company meeting certain financial criteria.

8.            Subsequent Event - Hedging Activity

 Effective August 1, 2006, we entered into a one-year hedging transaction with Union Bank of California for 100,000 MMBtus per month, representing approximately 37% of our average monthly production for the six months ended June 30, 2006. This transaction is in the form of a fixed-price swap agreement, pursuant to which we receive (if the index price is lower than the fixed price) or pay (if the index price is higher than the fixed price) the difference between $8.005 per MMBtu and the index price, which is the Inside FERC - Houston Ship channel price. We entered into this hedge to partially reduce our exposure to natural gas price risk for the period of the hedge.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Summary Operating Data

The following table presents an unaudited summary of certain operating data for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Production:
Oil production (MBbls)	12	16	24	28
Natural gas production (MMcf)	416	826	752	1,608
Equivalent production (Mmcfe)	490	925	896	1,781

Average Sales Price:
Oil price (per Bbl)	$50.50	$66.35	$48.05	$63.58
Natural gas price (per Mcf)	$6.79	$6.51	$6.55	$7.04

Average sales price (per Mcfe)	$7.04	$7.00	$6.78	$7.39

Operating and Overhead Costs (per Mcfe):
Lease operating expenses	$1.31	$1.03	$1.22	$.93
Production and severance taxes	.46	.55	.40	.54
General and administrative	1.42	1.46	1.49	1.43
Total	$3.19	$3.04	$3.11	$2.90

Cash Operating Margin (per Mcfe)	$3.85	$3.96	$3.67	$4.49

Other (per Mcfe):
Depreciation, depletion and amortization (oil and gas property only)	$1.60	$1.50	$1.60	$1.46
________________________

Results of Operations—Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Oil and Gas Sales. Oil and gas sales in the three months ended June 30, 2006 increased 87% to $6,467,631 compared to the three months ended June 30, 2005. This increase was due to an increase in production of gas and oil, accounting for 89% of the increase and a decrease in oil and gas prices of 1%. The average price per barrel of oil and mcf of gas received in the three months ended June 30, 2006 was $66.35 and $6.51, respectively, compared to $50.50 and $6.79, respectively, in the three months ended June 30, 2005. Production of oil for the three months ended June 30, 2006 increased to 16 MBbls compared to 12 MBbls for the three months ended June 30, 2005. This increase resulted primarily due to the higher production of new wells in the second quarter of 2006. Gas production for the three months ended June 30, 2006 increased to 826 MMcf compared to 416 MMcf for the three months ended June 30, 2005, an increase of 199%. Increased production in the three months ended June 30, 2006 resulted primarily from an increase in the number of newly drilled wells in 2005 and 2006. We expect continued increases in production and revenues, assuming no significant decline in prices, for the rest of the year resulting from continued drilling.

Lease Operations. Lease operations expense increased $307,445, or 48%, for the three months ended June 30, 2006 to $950,571, compared to the three months ended June 30, 2005. The increased expense resulted from an increase in the number of wells producing. Lease operations expense on an equivalent unit of production basis was $1.03 per Mcfe in the three months ended June 30, 2006 compared to $1.31 per Mcfe for the three months ended June 30, 2005. This per unit decrease resulted from increased production and decreased workover costs. Lease operations expense will also continue to increase throughout the year and we expect that it may continue to decrease on a per unit basis.

Production and Severance Taxes. Production and severance taxes increased 125% to $508,585 in the three months ended June 30, 2006 compared to $225,832 in the three months ended June 30, 2005. Production and severance taxes are assessed on the value of the oil and gas produced. As a result, the increase resulted primarily from increased oil and gas sales and sales price as described above, and will continue to increase with increased production volumes.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $697,131, or 79%, to $1,581,202 in the three months ended June 30, 2006. This increase is due primarily to higher production levels and higher costs. The oil and gas properties depreciation, depletion and amortization rate per equivalent unit of production was $1.50 per Mcfe in the three months ended June 30, 2006 compared to $1.60 per Mcfe in the three months ended June 30, 2005. The depletion rate decreased primarily from the effects of wells completed in 2005 and 2006 and increased reserve amounts from the Cotton Valley wells. Depreciation, depletion and amortization expense is also expected to increase for the remainder of the year as production increases.

Interest. Interest expense for the three months ended June 30, 2006 was $162,295 compared to $89,573 for the three months ended June 30, 2005. This increase was primarily attributable to increased borrowings during the three months ended March 31, 2006 bearing interest at a higher interest rate. Our interest expense should decrease in the third quarter as a result of the temporary reduction in borrowings from proceeds of our preferred stock offering, but should increase in the fourth quarter.

General and Administrative Expense. General and administrative expense for the three months ended June 30, 2006 was $1,348,746 compared to $697,909 for the three months ended June 30, 2005. This increase of $650,837, or 93%, was the result of a change in accounting principle relating to accounting for stock options and an increase of administrative and supervisory personnel. General and administrative expense per equivalent unit of production was $1.46 per Mcfe for the three months ended June 30, 2006 compared to $1.42 per Mcfe for the comparable period in 2005. We expect general and administrative expense will increase in the remainder of the year due to cost of compliance with Sarbanes Oxley Section 404 internal control procedures by year end 2006, increases in personnel, and recognition of non cash compensation expense, but we expect these costs to decline on a per unit basis as our production and revenues increase.

Income Taxes. Income tax expense for the three months ended June 30, 2006 was $349,623 compared to $0 for the three months ended June 30, 2005. Permanent differences associated with statutory depletion deduction in excess of cost depletion reduced the Company’s 2005 effective tax rate from an expected statutory rate of 38% to the effective tax rate of 0%.

Results of Operations—Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Oil and Gas Sales. Oil and gas sales in the six months ended June 30, 2006 increased 117% to $13,157,042 compared to the six months ended June 30, 2005. This increase is due to increases in production of gas and oil from new wells drilled and producing and in prices of oil and gas. The increase in production was 99% and the increase in oil and gas prices was 9%. The average prices per barrel of oil and mcf of gas received in the six months ended June 30, 2006 were $63.58 and $7.04, respectively, compared to $48.05 and $6.55, respectively, in the six months ended June 30, 2005. Production of oil for the first six months ended 2006 increased to 28 MBbls compared to 24 MBMbls for the first six months of 2005. Gas production increased to 1,608 MMcf for the first six months of 2006 compared to 752 MMcf for the first six months ended June 30, 2005, an increase of 114%.

Lease Operations. Lease operations expense increased $562,286 in the six months ended June 30, 2006 to $1,653,928, a 52% increase compared to the six months ended June 30, 2005. Increased expense resulted from an increase in the number of wells and well repairs. Lease operations expense on an equivalent unit of production basis was $0.93 per Mcfe in the six months ended June 30, 2006 compared to $1.22 per Mcfe for the six months ended June 30, 2005. This decrease resulted from a greater mix of newer wells.

Production and Severance Taxes. Production and severance taxes increased 169% to $962,482 in the six months ended June 30, 2006 compared to $357,369 in the six months ended June 30, 2005. Production and severance taxes are assessed on the value of the oil and gas produced. As a result, the increase resulted primarily from increased oil and gas sales.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $1,492,572 to $3,113,444 in the six months ended June 30, 2006, up 92% from the six months ended June 30, 2005. This increase is due primarily to higher production levels and higher drilling costs. The oil and gas properties only depreciation, depletion and amortization rate per equivalent unit of production was $1.46 per Mcfe in the six months ended June 30, 2006 compared to $1.60 per Mcfe in the six months ended June 30, 2005, reflecting increased reserve amounts per well.

Interest. Interest expense for the six months ended June 30, 2006 was $204,668 compared to $149,317 for the six months ended June 30, 2005. This increase is primarily attributable to a higher average interest bearing debt balance outstanding during the six months ended June 30, 2006.

General and Administrative Expense. General and administrative expense for the six months ended June 30, 2006 was $2,552,963 compared to $1,334,467 for the six months ended June 30, 2005, an increase of 91%. This increase of $1,218,496 was the result of an increase in salaries and expenses of technical personnel needed for field work and expenses in preparation of drilling. General and administrative expense per equivalent unit of production was $1.43 per Mcfe for the six months ended June 30, 2006 compared to $1.49 per Mcfe for the comparable period in 2005.

Income Taxes. Income tax expense for the six months ended June 30, 2006 was $995,100 compared to $0 for the six months ended June 30, 2005. Permanent differences associated with statutory depletion deduction in excess of cost depletion reduced the Company’s 2005 effective tax rate from an expected statutory rate of 38% to the effective tax rate of 0%. In 2006,we set up deferred tax liability net of depletion.

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

Our latest capital expenditure budget for 2006 is $96 million, depending on how many rigs are available to us and PVOG and when they are available. This would fund the drilling of 75 gross/38.6 net Cotton Valley wells. We expended $48.8 million in the first six months. This included $11.4 million for purchase of drilling rigs and other equipment. We expect to budget at least $120 million in capital expenditures in 2007.

Funding for the capital expenditures in 2006 is expected to be provided by warrant exercise proceeds of $14 million received in the first quarter, advances under our existing credit facility ($34 million as of August 11, 2006 based on the last Borrowing Base determination), and likely additions to our Borrowing Base (ranging from $8 to $16 million) later in the year based on our expected drilling results. These sources would provide from $47 to $55 million, with the balance of the funding to be provided by cash flow from operations or proceeds from the preferred stock offering discussed below. We expect production from our wells drilled and completed in 2005 and 2006 to provide cash flow to support additional drilling. Our 2006 cash flow should be significantly greater than the $16.8 million in 2005 assuming commodity prices do not decrease significantly. For the first six months of 2006, our cash flow from operations was $14.1 million. We do not currently expect to raise funds from additional sales of common stock or securities convertible into common stock.

Cash Flow—Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

In the six months ended June 30, 2006 and 2005, we spent $37.4 million and $6.6 million, respectively, in oil and gas acquisitions and development activities. We also spent $11.4 million in acquisitions of property and equipment, primarily drilling rigs, in the first six months of 2006, compared to $1.2 million in the first six months of 2005. These investments were funded for the six months ended June 30, 2006 by proceeds from warrant exercises, working capital borrowings under our credit facility, and cash flow. Cash flow provided by operating activities in the six months ended June 30, 2006 was $14.1 million compared to cash flow provided by operating activities in the six months ended June 30, 2005 of $3.3 million, primarily as a result of increased production from new wells drilled.

Credit Facility

On June 7, 2006, we, Capital One, National Association, as agent (“Capital One”) and Union Bank of California, N.A. (“Union Bank”) entered into an Amended and Restated Loan Agreement (the “Loan Agreement”) that increases our Borrowing Base to $35 million. The Loan Agreement also provides for the addition of additional lenders from time to time and increases the amount of the maximum availability, subject to the Borrowing Base limitation, to $100 million. The new $35 million Borrowing Base is subject to mandatory quarterly reductions of $1.5 million beginning on June 30, 2006. The Loan Agreement as amended on August 7, 2006 also permits us to issue up to $50 million in preferred stock or subordinated debt. During the first six months of 2006, we borrowed $25 million under this credit facility to fund capital expenditures. At June 30, 2006, we had $25 million borrowed under the Loan Agreement. We used a portion of the proceeds of our preferred stock offering ($34 million), which closed on August 11, 2006, to pay down our bank debt to zero.

For full description of the covenants under the Loan Agreement, see our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Preferred Stock Offering

On August 8, 2006, we sold 1,800,000 shares of our 9.25% Series B Cumulative Preferred Stock at $25.00 per share.  Additionally, the underwriters exercised their option to purchase up to an additional 200,000 shares of Series B Cumulative Preferred Stock, resulting in a total offering size of $50 million.  The closing of the sale of the 2,000,000 shares occurred on August 11, 2006. We expect to use the net proceeds of the sale, estimated to be $47.1 million, to fund drilling and development of our East Texas properties and for other general corporate purposes. Pending such uses, we used a portion of the net proceeds ($34 million) to reduce indebtedness under our revolving bank credit facility to zero, which will permit additional borrowings in the future under the terms of our bank credit facility.

The initial annual dividend on each share of Series B Cumulative Preferred Stock is $2.3125 (an aggregate of $4,625,000) and is payable quarterly when, as and if declared by us, in cash (subject to specified exceptions), in arrears to holders of record as of the dividend payment record date, on or about the last calendar day of each March, June, September and December commencing September 30, 2006. The dividend for the first quarter will be based on the actual number of days the Series B Cumulative Preferred Stock is outstanding for the current quarter, or $0.3212 per share. The Series B Cumulative Preferred Stock will not be convertible into our common stock and can be redeemed at our option after September 30, 2011 at $25.00 per share.  The Series B Cumulative Preferred Stock will be required to be redeemed prior to September 30, 2011 at specified redemption prices and thereafter at $25.00 per share in the event of a change of ownership or control of the Company if the acquirer is not a public company meeting certain financial criteria.

Recent Hedging Activity

Effective August 1, 2006, we entered into a one-year hedging transaction with Union Bank of California for 100,000 MMBtus per month, representing approximately 37% of our average monthly production for the six months ended June 30, 2006. This transaction is in the form of a fixed-price swap agreement, pursuant to which we receive (if the index price is lower than the fixed price) or pay (if the index price is higher than the fixed price) the difference between $8.005 per MMBtu and the index price, which is the Inside FERC - Houston Ship channel price. We entered into this hedge to partially reduce our exposure to natural gas price risk for the period of the hedge.

Production Guidance

We estimate total production for 2006 will be 4.6 to 5.0 Bcfe. We estimate total production for the third quarter of 2006 will be 1.1 Bcfe.

Critical Accounting Policies

Our critical accounting policies are summarized in our annual report on Form 10-KSB for the year ended December 31, 2005. There have been no changes in those policies.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued the following standards which we have reviewed to determine the potential impact on financial statements upon adoption.

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, a revision of SFAS 123, Accounting for Stock-Based Compensation. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services by requiring a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We adopted this statement effective January 1, 2006. The effect of SFAS 123(R) is more fully described in Note 1 to our financial statements included in Part I, Item 1 of this report.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 . FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect that FIN 48 will have a material impact on its financial position, results of operations or cash flows.

Forward-Looking Statements

All statements made in this document and accompanying supplements other than purely historical information are ‘‘forward looking statements’’ within the meaning of the federal securities laws. These statements reflect expectations and are based on historical operating trends, proved reserve positions and other currently available information. Forward looking statements include statements regarding future plans and objectives, future exploration and development expenditures and number and location of planned wells, statements regarding the quality of our properties and potential reserve and production levels. These statements may be preceded or followed by or otherwise include the words ‘‘believes’’, ‘‘expects’’, ‘‘anticipates’’, ‘‘intends’’, “continues”, ‘‘plans’’, ‘‘estimates’’, ‘‘projects’’ or similar expressions or statements that events ‘‘will’’, “should”, “could”, “might”, or ‘‘may’’ occur. Except as otherwise specifically indicated, these statements assume that no significant changes will occur in the operating environment for oil and gas properties and that there will be no material acquisitions or divestitures except as otherwise described.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Our major market risk exposure is pricing applicable to our natural gas production and, to a lesser extent, our oil production. Prices for natural gas and oil are volatile. Through June 30, 2006, none of our future gas or oil production was subject to any hedging arrangements. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Hedging Activity, for a description of a hedging transaction we executed effective August 1, 2006.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2006, we had $25 million in bank debt outstanding at an interest rate indexed to the 90 day LIBOR rate that exposes us to the risk of increased interest costs if interest rates rise. Assuming a 100 basis point increase in interest rates on the floating rate debt, annual interest expense would increase by approximately $250,000. We have temporarily reduced our bank debt with proceeds of our preferred stock offering in 2006, but expect to borrow additional funds later in the year to pay drilling and development costs. As of June 30, 2006, we had not entered into any interest rate swap agreements with respect to this debt.

Item 4.   Controls and Procedures

 Evaluation of disclosure controls and procedures. Our Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive and Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls over financial reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

 None

Item 1A. Risk Factors

There have been no material changes in the risk factors applicable to GMX from those disclosed in our form 10-KSB for the year ended December 31, 2005.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

 None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on May 23, 2006. The following sets forth the matters considered and the voting results:

1.	Election of directors for terms expiring at the 2007 annual meeting. All directors were elected.

	VOTES
Name	For	Withheld
Ken L. Kenworthy, Jr.	10,211,503	228,698
Ken L. Kenworthy, Sr.	10,110,976	326,225
T. J. Boismier	10,349,751	87,450
Steven Craig	10,349,769	87,432
Jon W. "Tucker" McHugh	10,349,231	87,970

2.	Ratify selection of Smith, Carney & Co., P.C. as registered public accounting firm for 2005. This proposal received sufficient votes to be approved.

For 10,202,407	Against 234,794	Abstain 4,760

Item 5.   Other Information

 None

Item 6.    Exhibits

 See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2006	GMX RESOURCES INC.
(Registrant)

/s/ Ken L. Kenworthy, Sr.
Ken L. Kenworthy, Sr.
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of GMX Resources Inc. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, File No. 333-49328)

3.2	Amended Bylaws of GMX Resources Inc. (Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-KSB for the year ended December 31, 2004)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of GMX Resources Inc. dated May 17, 2005 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 18, 2005)

3.4	Certificate of Designation of 9.25% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 4.1 to Form 8-A filed on August 5, 2006)

4.4	Rights Agreement dated May 17, 2005 by and between GMX Resources Inc. and UMB Bank, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.1 to Form 8-K filed May 18, 2005)

10.1	Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form SB-2, File No. 333-49328)

10.2	Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2, File No. 333-49328)

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
Amended and Restated Loan Agreement dated June 7, 2006 between GMX Resources Inc., Capital One, National Association, and Union Bank of California, N.A.. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 9, 2006)

10.4(a)
Amended and Restated Texas Deed of Trust, Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement dated as of June 7, 2006 from GMX Resources Inc.to Capital One, National Association, as Agent (Incorporated by reference to Exhibit 10.2 to Current report on Form 8-K filed June 9, 2006)

10.4(b)
Security Agreement (Stock) dated June 7, 2006 between GMX Resources Inc. and Capital One, National Association (Incorporated by reference to Exhibit 10.3 to Current report on Form 8-K filed June 9, 2006)

10.4(c)
Security Agreement (Promissory Note) dated June 7, 2006 between GMX Resources Inc. and Capital One, National Association (Incorporated by reference to Exhibit 10.4 to Current report on Form 8-K filed June 9, 2006)

10.4(d)	Security Agreement dated June 7, 2006 between Endeavor Pipeline, Inc. and Capital One, National Association (Incorporated by reference to Exhibit 10.5 to Current report on Form 8-K filed June 9, 2006)

10.4(e)
First Amendment to Loan Agreement dated August 4, 2006, between GMX Resources Inc., Capital One, National Association and Union Bank of California, N.A. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 7, 2006)

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