Form 10-Q
period 2006-09-30
GMX RESOURCES INC
filed 2006-11-13
CIK 1127342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2006

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
(Address of principal executive offices) (Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of November 6, 2006 was 11,241,467.

GMX Resources Inc.
Form 10-Q
For the Quarter Ended September 30, 2006

PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements

GMX Resources Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2005 and September 30, 2006 (Unaudited)

	December 31,	September 30,
	2005	2006
ASSETS		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,392,497	$2,344,001
Accounts receivable--interest owners	74,971	41,046
Accounts receivable--oil and gas revenues	4,188,451	3,883,501
Derivative Instruments	—	1,393,026
Inventories	247,364	637,845
Prepaid expenses	10,028	50,760
Total current assets	6,913,311	8,350,179

OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST
METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES	68,920,264	133,053,955
Less accumulated depreciation, depletion, and amortization	(9,992,867)	(14,372,591)
	58,927,397	118,681,364

OTHER PROPERTY AND EQUIPMENT	17,044,734	34,876,316
Less accumulated depreciation	(1,793,781)	(3,182,385)
	15,250,953	31,693,931

OTHER ASSETS	11,610	54,279
TOTAL ASSETS	$81,103,271	$158,779,753

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,809,387	$8,408,260
Accrued expenses	419,130	599,441
Accrued interest	25,430	11,979
Revenue distributions payable	317,232	460,810
Short term loan	5,100,000	—
Current portion of long-term debt	345,967	275,077
Total current liabilities	14,017,146	9,755,567

LONG-TERM DEBT, LESS CURRENT PORTION	1,410,035	11,591,339

OTHER LIABILITIES
Revenue suspended	1,026,661	1,022,443
Asset retirement obligation	2,212,233	2,670,049
Deferred income taxes	1,212,100	3,724,729
	4,450,994	7,417,221
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.001 per share - 10,000,000 shares authorized, Series A Junior Participating Preferred Stock, 25,000 shares authorized, none issued and outstanding. 9.25% Series B Cumulative Preferred Stock. 3,000,000 shares authorized. 2,000,000 shares issued and outstanding (aggregate liquidation preference: $50,000,000)	—	2,000
Common stock, par value $.001 per share—authorized 50,000,000 shares; issued and outstanding 9,975,310 shares in 2005 and 11,214,967 shares in 2006.	9,975	11,215
Additional paid-in capital	50,965,235	112,887,763
Retained earnings	10,249,886	16,195,251
Other comprehensive income	—	919,397
Total shareholders’ equity	61,225,096	130,015,626
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$81,103,271	$158,779,753
See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
REVENUE
Oil and gas sales	$4,279,210	$8,477,510	$10,344,453	$21,634,552
Interest income	91,747	56,551	99,039	108,593
Other income	4,700	9	5,220	331
Total revenue	4,375,657	8,534,070	10,448,712	21,743,476

EXPENSES
Lease operations	471,294	1,251,703	1,562,936	2,905,631
Production and severance taxes	285,104	(315,120)	642,473	647,362
Depreciation, depletion, and amortization	907,346	2,109,587	2,528,218	5,223,031
Interest	24,212	343,287	173,529	547,955
General and administrative	637,369	1,239,808	1,971,836	3,792,771
Total expenses	2,325,325	4,629,265	6,878,992	13,116,750

Income before income taxes	2,050,332	3,904,805	3,569,720	8,626,726

INCOME TAX PROVISION
Current	—	—	—	—
Deferred	—	1,043,900	—	2,039,000
Total Income Tax Provision	—	1,043,900	—	2,039,000

Net Income	2,050,332	2,860,905	3,569,720	6,587,726

Preferred Stock Dividends	—	642,360	—	642,360

Net Income applicable to common stock	$2,050,332	$2,218,545	$3,569,720	$5,945,366

EARNINGS PER SHARE - Basic	$0.20	$0.20	$0.40	$0.54
EARNINGS PER SHARE -Diluted	$0.20	$0.19	$0.40	$0.53
WEIGHTED AVERAGE COMMON SHARES - Basic	9,773,378	11,214,950	8,664,689	11,080,554
WEIGHTED AVERAGE COMMON SHARES - Diluted	10,430,991	11,380,283	8,976,767	11,259,105

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
Nine Months Ended September 30, 2005 and 2006

	2005	2006
CASH FLOWS DUE TO OPERATING ACTIVITIES
Net income	$3,569,720	$6,587,726
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, depletion, and amortization	2,528,218	5,223,031
Deferred income taxes	—	2,039,000
Non cash stock compensation expense	—	447,022
Amortization of loan fees	43,712	16,920
Decrease (increase) in:
Accounts receivable	(1,074,286)	338,875
Inventory and prepaid expenses	(497,335)	(490,802)
Increase (decrease) in:
Accounts payable	2,156,798	598,872
Accrued expenses and liabilities	190,883	166,860
Revenue distributions payable	108,619	139,360

Net cash provided by operating activities	7,026,329	15,066,864

CASH FLOWS DUE TO INVESTING ACTIVITIES
Additions to oil and gas properties	(12,454,420)	(63,130,578)
Purchase of property and equipment	(4,173,984)	(17,831,581)
Net cash used in investing activities	(16,628,404)	(80,962,159)

CASH FLOWS DUE TO FINANCING ACTIVITIES
Advances on borrowings	5,549,621	48,784,705
Payments on debt	(7,510,942)	(43,774,292)
Proceeds from sale of common stock	21,455,454	14,207,474
Proceeds from sale of Series B preferred stock	—	47,271,272
Dividends paid on Series B preferred stock	—	(642,360)
Net cash provided by financing activities	19,494,133	65,846,799

NET INCREASE (DECREASE) IN CASH	9,892,058	(48,496)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	862,546	2,392,497

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,754,604	$2,344,001

CASH PAID FOR INTEREST	$129,817	$544,486

See accompanying notes to consolidated financial statements

GMX Resources Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

Net Income	$2,050,332	$2,860,905	$3,569,720	$6,587,726

Other comprehensive income, before income tax:
Change in fair value of derivative instrument	—	1,721,026	—	1,721,026
Adjustment for derivative gains reclassified into
oil and gas sales	—	(328,000)	—	(328,000)
Other comprehensive income, before income tax	—	1,393,026	—	1,393,026

Income tax provision related to items of other
comprehensive income	—	(473,629)	—	(473,629)
Other comprehensive income, net of income tax:	—	919,397	—	919,397

Comprehensive income	$2,050,332	$3,780,302	$3,569,720	$7,507,123

See accompanying notes to consolidated financial statements.

GMX RESOURCES INC.
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
Nine months ended September 30, 2005 and September 30, 2006
(unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in GMX Resources Inc.’s 2005 Annual Report on Form 10-KSB.

In the opinion of GMX’s management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of GMX as of September 30, 2006, and the results of its operations for the three and nine month periods ended September 30, 2005 and 2006, and its cash flows for the nine month periods then ended.

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

For the three and nine months ended 2006, GMX recorded the following stock-based compensation:

Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
$139,288	$447,022

The following table provides information related to stock option activity during the nine months ended September 30, 2006:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term in Years	Aggregate Intrinsic Value (a)
Outstanding at January 1, 2006	322,750	$8.65
Granted	28,000	31.77
Exercised	(75,250)	3.12
Forfeited	(3,000)	27.91

Outstanding at September 30, 2006	272,500	$19.92	8.9	$3,125,668

Exercisable at September 30, 2006	71,500	$13.95	8.4	$1,247,266

(a)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2006 was approximately $2,127,448.

As of September 30, 2006 there was $1,982,963 of total unrecognized compensation costs related to non-vested stock options granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 3.1 years.

GMX received $0 and $234,650 in cash for option exercises in the third quarter of 2006 and the first nine months of 2006, respectively. No current tax benefits were realized due to availability of a net operating loss carryforward for tax purposes, but deferred tax liability was reduced by $0 and $79,781, respectively.

Had GMX elected the fair value provisions of SFAS No. 123(R) in 2005, GMX’s net income and net income per share would have differed from the amounts actually reported as shown in the following table:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income as reported	$2,050,332	$3,569,720
Deduct: Stock-based compensation, net of tax	1,027,341	1,525,947
Pro forma	$1,022,991	$2,043,773
Earnings Per Share:
Basic - as reported	.21	.41
Basic - pro forma	.18	.24
Diluted - as reported	.21	.41
Diluted - pro forma	.11	.24

Asset Retirement Obligations

Below is a reconciliation of the beginning and ending aggregate carrying amount of the Company’s asset retirement obligations.

	Nine Months Ended September 30,
	2005	2006
Beginning of the period	$1,797,922	$2,212,233
Liabilities incurred in the current period	84,942	396,582
Liabilities settled in the current period	(307,520)	—
Accretion	30,775	61,234
End of the period	$1,606,119	$2,670,049

2.	Earnings Per Share

For the three and nine months ended September 30, 2006, diluted earnings per share reflect the potential dilution of 165,333 common shares and 178,551 common shares, respectively, compared to the potential dilution of 657,613 common shares and 312,078 common shares for the three and nine months ended September 30, 2005, respectively. As of September 30, 2005, GMX had outstanding 1,105,314 Class A warrants and 91,620 additional warrants that were issued to underwriters of a February 2001 offering, 941 additional warrants that were issued to underwriters of the July 2001 offering, 311,250 options issued to employees and 27,000 stock options issued to a consultant. The exercise price of a portion of the stock options granted to employees exceeded the average price of the underlying securities during the first nine months of 2005. Also, stock options for employees for 10,000 shares at $8.00, 65,000 shares at $20.01, 3,000 shares at $23.56, 3,000 shares at $29.86, 25,000 shares at $31.98, 3,000 shares at $23.72, 48,500 shares at $6.10, 3,000 shares at $29.79, 1,500 shares at $6.95, 3,750 shares at $5.00, 5,000 shares at $3.50, 76,750 shares at $3.00, and 25,000 shares at $11.51, resulted in 178,551 shares of dilutive common stock equivalent for the nine months ended September 30, 2006.

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

On June 7, 2006, GMX, Capital One, National Association, as agent (“Capital One”) and Union Bank of California, N.A. (“Union Bank”) entered into an Amended and Restated Loan Agreement (the “Loan Agreement”) that increases GMX’s Borrowing Base to $35 million. The Loan Agreement also provides for the addition of additional lenders from time to time and increases the amount of the maximum availability, subject to the Borrowing Base limitation, to $100 million. The new $35 million Borrowing Base is subject to mandatory quarterly reductions of $1.5 million beginning on June 30, 2006. The Loan Agreement, as subsequently amended on August 7, 2006, also permits GMX to issue up to $50 million in preferred stock or subordinated debt. At September 30, 2006, GMX had $10 million borrowed under the Loan Agreement. GMX used a portion of the proceeds of a preferred stock offering to pay down this indebtedness.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect that SFAS 157 will have a material impact on our consolidated financial position, results from operations or cash flows.

7.	Preferred Stock Offering

On August 8, 2006, we sold 1,800,000 shares of our 9.25% Series B Cumulative Preferred Stock at $25.00 per share.  Additionally, the underwriters exercised their option to purchase up to an additional 200,000 shares of Series B Cumulative Preferred Stock, resulting in a total offering size of $50 million.  The closing of the sale of the 2,000,000 shares occurred on August 11, 2006. We expect to use the net proceeds of $47.3 million from the sale to fund drilling and development of our East Texas properties and for other general corporate purposes.

Pending such uses, we used a portion of the net proceeds to reduce indebtedness under our revolving bank credit facility, which will permit additional borrowings in the future under the terms of our bank credit facility.

The initial annual dividend on each share of Series B Cumulative Preferred Stock is $2.3125 (an aggregate of $4,625,000) and is payable quarterly when, as and if declared by us, in cash (subject to specified exceptions), in arrears to holders of record as of the dividend payment record date, on or about the last calendar day of each March, June, September and December commencing September 30, 2006. The dividend for the first quarter will be based on the actual number of days the Series B Cumulative Preferred Stock is outstanding for the current quarter, or $0.3212 per share. On September 29, 2006, the Company funded its first quarterly dividend of $642,360.

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

Effective August 1, 2006, we entered into a one-year hedging transaction with Union Bank of California for 100,000 MMBtus per month, representing approximately 30% of our average monthly production for the nine months ended September 30, 2006. This transaction is in the form of a fixed-price swap agreement, pursuant to which we receive (if the index price is lower than the fixed price) or pay (if the index price is higher than the fixed price) the difference between $8.005 per MMBtu and the index price, which is the Inside FERC - Houston Ship channel price. We entered into this hedge to partially reduce our exposure to natural gas price risk for the period of the hedge.

As a result of the Company’s hedging activities, the Company recognized $328,000 of additional oil and gas sales for the nine months ended September 30, 2006. There were no oil and gas hedging activities in 2005. In addition, the fair value of the hedge is $1,393,026 at September 30, 2006.

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

GMX does not hold or issue derivative instruments for trading purposes. GMX’s commodity price financial swaps were designated as cash flow hedges. Changes in the fair value of these derivatives were reported in “other comprehensive income” net of deferred income tax. These amounts were reclassified to oil and gas sales when the forecasted transaction took place.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Summary Operating Data

The following table presents an unaudited summary of certain operating data for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Production:
Oil production (MBbls)	11	19	35	47
Natural gas production (MMcf)	414	1,040	1,167	2,648
Equivalent production (MMcfe)	480	1,152	1,375	2,933

Average Sales Price:
Oil price (per Bbl)	$59.70	$67.99	$51.77	$65.32
Natural gas price (per Mcf) (1)	$8.75	$6.93	$7.33	$7.00

Average sales price (per Mcfe)	$8.92	$7.36	$7.51	$7.38

Operating and Overhead Costs (per Mcfe):
Lease operating expenses	$.98	$1.09	$1.14	$.99
Production and severance taxes	.59	(.27)	.47	.22
General and administrative	1.33	1.08	1.43	1.29
Total	$2.90	$1.90	$3.04	$2.50

Cash Operating Margin (per Mcfe)	$6.02	$5.46	$4.47	$4.88

Other (per Mcfe):
Depreciation, depletion and amortization (oil and gas property only)	$1.62	$1.54	$1.61	$1.49

(1)
Net results of gas hedging activities increased the average gas price by $0.32 per Mcf and $0.12 per Mcf for the three months and nine months ended September 30, 2006, respectively. There were no gas hedging activities in the 2005 periods.

Results of Operations—Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Oil and Gas Sales. Oil and gas sales in the three months ended September 30, 2006 increased 98% to $8,477,510 compared to the three months ended September 30, 2005. This increase was due to an increase in production of gas and oil, accounting for 140% of the increase and a decrease in oil and gas prices per Mcfe of 17%. The average price per barrel of oil and mcf of gas received in the three months ended September 30, 2006 was $67.99 and $6.93, respectively, compared to $59.70 and $8.75, respectively, in the three months ended September 30, 2005. During the three months ended September 30, 2006, the Company hedged 100,000

MMBtu’s per month of gas in August and September through a price swap agreement with a fixed price of $8.005 per MMBtu. The effect of the price swap agreement increased third quarter 2006 sales revenue by $328,000. There were no hedges in place during third quarter of 2005.

Production of oil for the three months ended September 30, 2006 increased to 19 MBbls compared to 11 MBbls for the three months ended September 30, 2005. This increase resulted primarily due to the higher production of new wells in the third quarter of 2006. Gas production for the three months ended September 30, 2006 increased to 1,040 MMcf compared to 414 MMcf for the three months ended September 30, 2005, an increase of 151%. Increased production in the three months ended September 30, 2006 resulted primarily from an increase in the number of newly drilled wells in 2005 and 2006. We expect continued increases in production and revenues, assuming no significant decline in prices, for the rest of the year resulting from continued drilling.

Lease Operations. Lease operations expense increased $780,409, or 166%, for the three months ended September 30, 2006 to $1,251,703, compared to the three months ended September 30, 2005. The increased expense resulted from an increase in the number of wells producing. Lease operations expense on an equivalent unit of production basis was $1.09 per Mcfe in the three months ended September 30, 2006 compared to $0.98 per Mcfe for the three months ended September 30, 2005. This per unit increase resulted from increased production and an increase in well repairs. We expect lease operations expense will continue to increase throughout the year.

Production and Severance Taxes. Production and severance taxes decreased 211% to $(315,120) in the three months ended September 30, 2006 compared to $285,104 in the three months ended September 30, 2005. Production and severance taxes are assessed on the value of the oil and gas produced. The decrease resulted from severance tax refunds of $811,562 received during the three months ended September 30, 2006. Upon approval by the State of Texas, certain wells are exempt from severance tax for a period of ten years.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $1,202,241, or 133%, to $2,109,587 in the three months ended September 30, 2006. This increase is due primarily to higher production levels and higher costs. The oil and gas properties only depreciation, depletion and amortization rate per equivalent unit of production was $1.54 per Mcfe in the three months ended September 30, 2006 compared to $1.62 per Mcfe in the three months ended September 30, 2005. The depletion rate decreased primarily from the effects of wells completed in 2005 and 2006 and increased reserve amounts from the Cotton Valley wells. Depreciation, depletion and amortization expense is also expected to increase for the remainder of the year as production increases.

Interest. Interest expense for the three months ended September 30, 2006 was $343,287 compared to $24,212 for the three months ended September 30, 2005. This increase was primarily attributable to increased borrowings during the three months ended September 30, 2006 bearing interest at a higher interest rate. Interest expense is expected to increase for the remainder of the year due to additional borrowings on the Company’s credit facility.

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2006 was $1,239,808 compared to $637,369 for the three months ended September 30, 2005. This increase of $602,439, or 95%, was the result of a change in accounting principle relating to accounting for stock options and an increase of administrative and supervisory personnel. General and administrative expense per equivalent unit of production was $1.08 per Mcfe for the three months ended September 30, 2006 compared to $1.33 per Mcfe for the comparable period in 2005. We expect general and administrative expense will increase in the remainder of the year due to cost of compliance with Sarbanes Oxley Section 404 internal control procedures by year end 2006, increases in personnel, and recognition of non cash compensation expense, but we expect these costs to decline on a per unit basis as our production and revenues increase.

Income Taxes. Income tax expense for the three months ended September 30, 2006 was $1,043,900 compared to $0 for the three months ended September 30, 2005. Permanent differences associated with statutory depletion deduction in excess of cost depletion reduced the Company’s 2005 effective tax rate from an expected statutory rate of 38% to the effective tax rate of 0%. The Company’s deferred income tax expense in the third quarter of 2006 was 27% of income before income taxes. The increase in deferred tax expense in the 2006 period is due primarily to the increase in the difference between the financial carrying value of oil and gas properties and the associated tax basis.

Results of Operations—Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Oil and Gas Sales. Oil and gas sales in the nine months ended September 30, 2006 increased 109% to $21,634,552 compared to the nine months ended September 30, 2005. This increase is due to increases in production of gas and oil from new wells drilled and producing and in prices of oil and gas. The increase in production was 113% and the decrease in oil and gas prices per Mcfe was 2%. The average prices per barrel of oil and mcf of gas received in the nine months ended September 30, 2006 were $65.32 and $7.00, respectively, compared to $51.77 and $7.33, respectively, in the nine months ended September 30, 2005. Production of oil for the first nine months ended 2006 increased to 47 MBbls compared to 35 MBbls for the first nine months of 2005. Gas production increased to 2,648 MMcf for the first nine months of 2006 compared to 1,167 MMcf for the first nine months ended September 30, 2005, an increase of 127%. During the nine months ended September 30, 2006, the Company hedged 100,000 MMBtu’s per month of gas in August and September through a price swap agreement with a fixed price of $8.005 per MMBtu. The effect of the price swap agreement increased 2006 sales revenue by $328,000. There were no hedges in place during 2005.

Lease Operations. Lease operations expense increased $1,342,695 in the nine months ended September 30, 2006 to $2,905,631, a 86% increase compared to the nine months ended September 30, 2005. Increased expense resulted from an increase in the number of wells and well repairs. Lease operations expense on an equivalent unit of production basis was $0.99 per Mcfe in the nine months ended September 30, 2006 compared to $1.14 per Mcfe for the nine months ended September 30, 2005. This decrease resulted from a greater mix of newer wells.

Production and Severance Taxes. Production and severance taxes increased less than 1% to $647,362 in the nine months ended September 30, 2006 compared to $642,473 in the nine months ended September 30, 2005. Production and severance taxes are assessed on the value of the oil and gas produced. The increase in production and severance tax assessed on the oil and gas produced during the nine months of 2006 was offset by a $811,562 severance tax refund received in 2006. Upon approval by the State of Texas, certain wells are exempt from severance tax for a period of ten years.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $2,694,813 to $5,223,031 in the nine months ended September 30, 2006, up 107% from the nine months ended September 30, 2005. This increase is due primarily to higher production levels and higher drilling costs. The oil and gas properties only depreciation, depletion and amortization rate per equivalent unit of production was $1.49 per Mcfe in the nine months ended September 30, 2006 compared to $1.61 per Mcfe in the nine months ended September 30, 2005, reflecting increased reserve amounts per well.

Interest. Interest expense for the nine months ended September 30, 2006 was $547,955 compared to $173,529 for the nine months ended September 30, 2005. This increase is primarily attributable to a higher average interest bearing debt balance outstanding during the nine months ended September 30, 2006.

General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2006 was $3,792,771 compared to $1,971,836 for the nine months ended September 30, 2005, an increase of 92%. This increase of $1,820,935 was the result of a change in accounting principle relating to accounting for stock options, an increase in salaries and expenses of technical and administrative personnel needed for field work and expenses in preparation of drilling, as well as the cost of compliance with Sarbanes Oxley Section 404 internal control procedures. General and administrative expense per equivalent unit of production was $1.29 per Mcfe for the nine months ended September 30, 2006 compared to $1.43 per Mcfe for the comparable period in 2005.

Income Taxes. Income tax expense for the nine months ended September 30, 2006 was $2,039,000 compared to $0 for the nine months ended September 30, 2005. Permanent differences associated with statutory depletion deduction in excess of cost depletion reduced the Company’s 2005 effective tax rate from an expected statutory rate of 38% to the effective tax rate of 0%. The Company’s deferred income tax expense in 2006 was 24% of income before taxes. The increase in deferred tax expense in 2006 is due primarily to the increase in the difference between the financial carrying value of oil and gas properties and the associated tax basis.

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

The Company is currently drilling a horizontal well with an intended lateral length of approximately 1,700 feet in the Taylor Sands of the Upper Cotton Valley. The Company expects the cost of the first well to range from $5 to $6 million. The well is expected to have between six to seven fracture treatments and will be equivalent to six or seven vertical wells. The Company is planning on drilling three or more horizontal wells during the balance of the year. The cost of the horizontal wells to be drilled during the fourth quarter of 2006 is included in our capital expenditure budget of $105 million.

Our latest capital expenditure budget for 2006 is $105 million, depending on how many rigs are available to us and PVOG and when they are available. This would fund the drilling of 69 gross/37.3 net Cotton Valley wells. We expended $81 million in the first nine months. This included $17.8 million for purchase of drilling rigs and other equipment. We expect to budget at least $145 million in capital expenditures in 2007.

Funding for the capital expenditures in 2006 is expected to be provided by preferred stock proceeds of $50 million issued during the third quarter, warrant exercise proceeds of $14 million received in the first quarter, advances under our existing credit facility ($35 million as of August 11, 2006 based on the last Borrowing Base determination), and likely additions to our Borrowing Base (ranging from $8 to $16 million) later in the year based on our expected drilling results. These sources would provide from $107 to $115 million. We expect production from our wells drilled and completed in 2005 and 2006 to provide cash flow to support additional drilling. Our 2006 cash flow from operations should be significantly greater than the $16.3 million in 2005 assuming commodity prices do not decrease significantly. For the first nine months of 2006, our cash flow from operations was $15.1 million.

Funding for the 2007 preliminary budgeted capital expenditures of at least $145 million is expected to be provided by cash flow from operations, increased availability under our bank credit facility as well as proceeds of additional debt or equity offerings.

Cash Flow—Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

In the nine months ended September 30, 2006 and 2005, we spent $63.1 million and $12.5 million, respectively, in oil and gas acquisitions and development activities. We also spent $17.8 million in acquisitions of property and equipment, primarily drilling rigs, in the first nine months of 2006, compared to $4.2 million in the first nine months of 2005. These investments were funded for the nine months ended September 30, 2006 by proceeds from issuance of preferred stock, warrant exercises, working capital borrowings under our credit facility, and cash flow. Cash flow provided by operating activities in the nine months ended September 30, 2006 was $15.1 million compared to cash flow provided by operating activities in the nine months ended September 30, 2005 of $7.0 million, primarily as a result of increased production from new wells drilled.

Credit Facility

On June 7, 2006, we, Capital One, National Association, as agent (“Capital One”) and Union Bank of California, N.A. (“Union Bank”) entered into an Amended and Restated Loan Agreement (the “Loan Agreement”) that increases our Borrowing Base to $35 million. The Loan Agreement also provides for the addition of additional lenders from time to time and increases the amount of the maximum availability, subject to the Borrowing Base limitation, to $100 million. The new $35 million Borrowing Base is subject to mandatory quarterly reductions of $1.5 million beginning on June 30, 2006. The Loan Agreement as amended on August 7, 2006 also permits us to issue up to $50 million in preferred stock or subordinated debt. During the first nine months of 2006, we borrowed $48.4 million under this credit facility to fund capital expenditures. At September 30, 2006, we had $10 million borrowed under the Loan Agreement. We used a portion of the proceeds of our preferred stock offering to pay down our bank debt.

For full description of the covenants under the Loan Agreement, see our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Preferred Stock Offering

On August 8, 2006, we sold 1,800,000 shares of our 9.25% Series B Cumulative Preferred Stock at $25.00 per share.  Additionally, the underwriters exercised their option to purchase up to an additional 200,000 shares of Series B Cumulative Preferred Stock, resulting in a total offering size of $50 million.  The closing of the sale of the 2,000,000 shares occurred on August 11, 2006. We expect to use the net proceeds of $47.3 million from the sale to fund drilling and development of our East Texas properties and for other general corporate purposes. Pending such uses, we used a portion of the net proceeds ($34 million) to reduce indebtedness under our revolving bank credit facility, which will permit additional borrowings in the future under the terms of our bank credit facility.

The initial annual dividend on each share of Series B Cumulative Preferred Stock is $2.3125 (an aggregate of $4,625,000) and is payable quarterly when, as and if declared by us, in cash (subject to specified exceptions), in arrears to holders of record as of the dividend payment record date, on or about the last calendar day of each March, June, September and December commencing September 30, 2006. The dividend for the first quarter will be based on the actual number of days the Series B Cumulative Preferred Stock is outstanding for the current quarter, or $0.3212 per share. On September 29, 2006, the Company funded its first quarterly dividend of $642,360.

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

Hedging Activity

Effective August 1, 2006, we entered into a one-year hedging transaction with Union Bank of California for 100,000 MMBtus per month, representing approximately 30% of our average monthly production for the nine months ended September 30, 2006. This transaction is in the form of a fixed-price swap agreement, pursuant to which we receive (if the index price is lower than the fixed price) or pay (if the index price is higher than the fixed price) the difference between $8.005 per MMBtu and the index price, which is the Inside FERC - Houston Ship channel price. We entered into this hedge to partially reduce our exposure to natural gas price risk for the period of the hedge.

As a result of the Company’s hedging activities, the Company recognized $328,000 of additional oil and gas sales for the nine months ended September 30, 2006. There were no oil and gas hedging activities in 2005. In addition, the fair value of the hedge is $1,393,026 at September 30, 2006.

Production Guidance

We estimate total production for 2006 will be approximately 4.4 Bcfe. We estimate total production for the fourth quarter of 2006 will be 1.5 Bcfe.

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

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 . FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15,

2006. We do not expect that FIN 48 will have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect that SFAS 157 will have a material impact on our consolidated financial position, results from operations or cash flows.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Our major market risk exposure is pricing applicable to our natural gas production and, to a lesser extent, our oil production. Prices for natural gas and oil are volatile. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Hedging Activity, for a description of a hedging transaction we executed effective August 1, 2006.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2006, we had $10 million in bank debt outstanding at the prime interest rate (8.25% at September 30, 2006) that exposes us to the risk of increased interest costs if interest rates rise. Assuming a 100 basis point increase in interest rates on the floating rate debt, annual interest expense would increase by approximately $100,000. We expect to borrow additional funds during the remainder of the year to pay drilling and development costs. As of September 30, 2006, we had not entered into any interest rate swap agreements with respect to this debt.

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

GMX RESOURCES INC. (Registrant)

Date: November 10, 2006	By:	/s/ Ken L. Kenworthy, Sr.
Ken L. Kenworthy, Sr., Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of GMX Resources Inc. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, File No. 333-49328)

3.2	Amended Bylaws of GMX Resources Inc. (Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-KSB for the year ended December 31, 2004)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of GMX Resources Inc. dated May 17, 2005 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 18, 2005)

3.4	Certificate of Designation of 9.25% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 4.1 to Form 8-A filed on August 5, 2006)

4.4	Rights Agreement dated May 17, 2005 by and between GMX Resources Inc. and UMB Bank, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.1 to Form 8-K filed May 18, 2005)

10.1	Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form SB-2, File No. 333-49328)

10.2	Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2, File No. 333-49328)

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
Amended and Restated Texas Deed of Trust, Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement dated as of June 7, 2006 from GMX Resources Inc. to Capital One, National Association, as Agent (Incorporated by reference to Exhibit 10.2 to Current report on Form 8-K filed June 9, 2006)

10.4(b)
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