Form 10-Q/A
period 2006-06-30
GMX RESOURCES INC
filed 2007-02-01
CIK 1127342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q/A Amendment No. 1
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

GMX Resources Inc.
Form 10-Q
For the Quarter Ended June 30, 2006

Explanatory Note

This Amendment No. 1 to Form 10-Q is being filed to correct an error in Note 1 to the financial statements included in Item 1 relating to pro forma net income for the three and six month periods ending June 30, 2005 had the Company applied the requirements of FASB 123R for accounting for stock based compensation in those periods. The effects of this correction are to reduce the amount of stock based compensation expense and increase the amount of pro forma net income for those periods. There are no changes to any financial statement or note amounts for the three and six month periods ending June 30, 2006. The following sets forth the amounts as previously reported and the amounts as corrected:

	Previously Reported		As Restated
	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$914,864	$1,519,388	$914,864	$1,519,388
Deduct: Stock-based compensation, net of tax	(438,686)	(498,606)	(26,619)	(86,539)
Pro forma	$476,178	$1,020,782	888,245	$1,432,849
Earnings Per Share:
Basic - as reported	.11	.19	.11	.19
Basic - pro forma	.06	.12	.11	.18
Diluted - as reported	.11	.19	.11	.19
Diluted - pro forma	.06	.12	.11	.17

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements
GMX Resources Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2005 and June 30, 2006 (Unaudited)
	December 31,	June 30,
	2005	2006
ASSETS		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,392,497	$2,039,279
Accounts receivable--interest owners	74,971	47,938
Accounts receivable--oil and gas revenues	4,188,451	2,663,884
Inventories	247,364	952,105
Prepaid expenses	10,028	39,903
Total current assets	6,913,311	5,743,109

OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST
METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES	68,920,264	106,621,035
Less accumulated depreciation, depletion, and amortization	(9,992,867)	(12,595,909)
	58,927,397	94,025,126

OTHER PROPERTY AND EQUIPMENT	17,044,734	28,440,502
Less accumulated depreciation	(1,793,781)	(2,834,863)
	15,250,953	25,605,639

OTHER ASSETS	11,610	118,139
TOTAL ASSETS	$81,103,271	$125,492,013

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,809,387	$11,941,798
Accrued expenses	419,130	330,795
Accrued interest	25,430	---
Revenue distributions payable	317,232	374,614
Short term loan	5,100,000	---
Current portion of long-term debt	345,967	298,797
Total current liabilities	14,017,146	12,945,914

LONG-TERM DEBT, LESS CURRENT PORTION	1,410,035	26,643,784

OTHER LIABILITIES
Revenue suspended	$1,026,661	$1,705,254
Asset retirement obligation	2,212,233	2,522,736
Deferred income taxes	1,212,100	2,207,200
	4,450,994	6,435,190

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.001 per share - 10,000,000 shares authorized; 25,000 shares designated as Series A Junior Participating Preferred Stock, none issues and outstanding.
Common stock, par value $.001 per share—authorized 50,000,000 shares;
issued and outstanding 9,975,310 shares in 2005 and 11,214,967 shares in 2006.	9,975	11,215
Additional paid-in capital	50,965,235	65,479,203
Retained earnings	10,249,886	13,976,707

Total shareholders’ equity	61,225,096	79,467,125

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$81,103,271	$125,492,013

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
REVENUE
Oil and gas sales	$3,450,348	$6,467,631	$6,065,243	$13,157,042
Interest income	4,543	25,885	7,292	52,042
Other income	484	---	520	322
Total revenue	3,455,375	6,493,516	6,073,055	13,209,406

EXPENSES
Lease operations	643,126	950,571	1,091,642	1,653,928
Production and severance taxes	225,832	508,585	357,369	962,482
Depreciation, depletion, and amortization	884,071	1,581,202	1,620,872	3,113,444
Interest	89,573	162,295	149,317	204,668
General and administrative	697,909	1,348,746	1,334,467	2,552,963
Total expenses	2,540,511	4,551,399	4,553,667	8,487,485

Income before income taxes	914,864	1,942,117	1,519,388	4,721,921

INCOME TAX PROVISION
Current	---	---	---	---
Deferred	---	349,623	---	995,100
Total Income Tax Provision	---	349,623	---	995,100

Net Income (Loss)	$914,864	$1,592,494	$1,519,388	$3,726,821

EARNINGS PER SHARE - Basic	$0.11	$0.14	0.19	$0.34
EARNINGS PER SHARE -Diluted	$0.11	$0.14	0.18	$0.33
WEIGHTED AVERAGE COMMON SHARES - Basic	8,223,258	11,210,188	8,173,215	11,012,818
WEIGHTED AVERAGE COMMON SHARES - Diluted	8,406,898	11,388,435	8,337,736	11,193,210

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30
	2005	2006
CASH FLOWS DUE TO OPERATING ACTIVITIES
Net Income	$1,519,388	$3,726,821
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, depletion, and amortization	1,620,872	3,644,124
Deferred income taxes	---	995,100
Other Non Cash Changes to Net Income	---	307,735
Amortization of loan fees	30,530	3,470
Decrease (increase) in:
Accounts receivable	(122,483)	1,551,600
Inventory and prepaid expenses	(157,122)	(844,615)
Other Assets	(799,586)	---
Increase (decrease) in:
Accounts payable	1,093,502	4,132,411
Accrued expenses and liabilities	149,387	(113,765)
Revenue distributions payable	(6,002)	735,975

Net cash provided by operating activities	3,328,486	14,138,856

CASH FLOWS DUE TO INVESTING ACTIVITIES
Sale of oil and gas properties	24,000	---
Additions to oil and gas properties	(6,629,071)	(37,390,268)
Purchase of property and equipment	(1,220,717)	(11,395,768)
Net cash used in investing activities	(7,825,788)	(48,786,036)

CASH FLOW DUE TO FINANCING ACTIVITIES
Advance on borrowings	5,015,151	30,338,733
Payments on debt	(404,672)	(10,252,244)
Proceeds from sale of stock	122,188	14,207,473
Net cash provided by financing activities	4,732,667	34,293,962

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	235,365	(353,218)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	862,546	2,392,497

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,097,911	$2,039,279

CASH PAID FOR INTEREST	$118,787	$226,628

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

For the three and six months ended 2006, GMX recorded the following stock-based compensation:

Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
$152,668	$307,735

The following table provides information related to stock option activity during the six months ended June 30, 2006:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term in Years	Aggregate Intrinsic Value (a)
Outstanding at January 1, 2006	322,750	$8.65
Granted	---
Exercised	(75,250)	3.12
Forfeited	---

Outstanding at June 30, 2006	247,500	$10.33	2.4	$5,096,025

Exercisable at June 30, 2006	107,172	$7.57	2.1	$2,502,466

(a)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

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

Had GMX elected the fair value provisions of SFAS No. 123(R) in 2005, GMX’s net income and net income per share would have differed from the amounts actually reported as shown in the following table:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	2005	2005
Net income as reported	$914,864	$1,519,388
Deduct: Stock-based compensation, net of tax	(26,619)	(86,539)
Pro forma	$888,245	$1,432,849
Earnings Per Share:
Basic - as reported	.11	.19
Basic - pro forma	.11	.18
Diluted - as reported	.11	.19
Diluted - pro forma	.11	.17

Asset Retirement Obligations

Below is a reconciliation of the beginning and ending aggregate carrying amount of the Company’s asset retirement obligations.

	Six Months Ended June 30,
	2005	2006
Beginning of the period	$1,797,922	$2,212,233
Liabilities incurred in the current period	8,357	269,680
Liabilities settled in the current period	(126,211)	---
Accretion	20,518	40,823
End of the period	$1,700,586	$2,522,736

2.	Earnings Per Share

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

PART II -- OTHER INFORMATION

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 31, 2007	GMX RESOURCES INC. (Registrant)
/s/ Ken L. Kenworthy, Sr. Ken L. Kenworthy, Sr., Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of GMX Resources Inc. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, File No. 333-49328)

3.2	Amended Bylaws of GMX Resources Inc. (Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-KSB for the year ended December 31, 2004)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of GMX Resources Inc. dated May 17, 2005 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 18, 2005)

3.4	Certificate of Designation of 9.25% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 4.1 to Form 8-A filed on August 5, 2006)

4.4	Rights Agreement dated May 17, 2005 by and between GMX Resources Inc. and UMB Bank, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.1 to Form 8-K filed May 18, 2005)

10.1	Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form SB-2, File No. 333-49328

10.2	Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2, File No. 333-49328)

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