Form 10-Q/A
period 2006-09-30
GMX RESOURCES INC
filed 2007-02-01
CIK 1127342

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For The Quarterly Period Ended September 30, 2006

   [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For The Transition Period From _________________ to _________________

                        COMMISSION FILE NUMBER 000-32325




                               GMX RESOURCES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           OKLAHOMA                                              73-1534474
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)


                ONE BENHAM PLACE, 9400 NORTH BROADWAY, SUITE 600
                          OKLAHOMA CITY, OKLAHOMA 73114
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


(Registrants' telephone number, including area code): (405) 600-0711



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Check one:
Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Check one:  Yes [_]    No [X]

The number of shares outstanding of the registrant's common stock as of November 6, 2006 was 11,241,467.

================================================================================

                               GMX RESOURCES INC.
                                    Form 10-Q
                    For the Quarter Ended September 30, 2006


                                TABLE OF CONTENTS



                                                                            PAGE

Explanatory Note                                                               1

PART I.  FINANCIAL INFORMATION                                                 2

Item 1.      Financial Statements                                              2

Item 6.      Exhibits                                                         11


Signature Page                                                                12

Exhibit Index                                                                 13

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q is being filed to correct an error in Note 1 to the financial statements included in Item 1 relating to pro forma net income for the three and nine month periods ending September 30, 2005 had the Company applied the requirements of FASB 123R for accounting for stock based compensation in those periods. The effects of this correction are to reduce the amount of stock based compensation expense and increase the amount of pro forma net income for those periods. There are no changes to any financial statement or note amounts for the three and nine month periods ending September 30, 2006. The following sets forth the amounts as previously reported and the amounts as corrected:

                                 Previously Reported                       As Restated
                           -------------------------------       -------------------------------
                           Three Months       Nine Months        Three Months       Nine Months
                              Ended               Ended             Ended               Ended
                           September 30,      September 30,      September 30,      September 30,
                               2005               2005               2005               2005
                           ------------       ------------       ------------       ------------
Net income as reported     $  2,050,332       $  3,569,720       $  2,050,332       $  3,569,720
Deduct:  Stock-based
compensation, net of tax      1,027,341          1,525,947            117,547            204,087
                           ------------       ------------       ------------       ------------
Pro forma                  $  1,022,991       $  2,043,773       $  1,932,785       $  3,365,633
                           ============       ============       ============       ============


Earnings Per Share:
   Basic - as reported              .21                .41                .21                .41
   Basic - pro forma                .18                .24                .20                .39
   Diluted - as reported            .21                .41                .21                .41
   Diluted - pro forma              .11                .24                .19                .37

PART I -- FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       GMX RESOURCES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           AS OF DECEMBER 31, 2005 AND SEPTEMBER 30, 2006 (UNAUDITED)

                                                                                      DECEMBER 31,    SEPTEMBER 30,
                                                                                          2005            2006
                                                                                     -------------    -------------
                                      ASSETS                                                           (UNAUDITED)

CURRENT ASSETS
      Cash and cash equivalents                                                      $   2,392,497    $   2,344,001
      Accounts receivable--interest owners                                                  74,971           41,046
      Accounts receivable--oil and gas revenues                                          4,188,451        3,883,501
      Derivative Instruments                                                                    --        1,393,026
      Inventories                                                                          247,364          637,845
      Prepaid expenses                                                                      10,028           50,760
                                                                                     -------------    -------------
                    Total current assets                                                 6,913,311        8,350,179
                                                                                     -------------    -------------

OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST METHOD OF ACCOUNTING
FOR OIL AND GAS PROPERTIES                                                              68,920,264      133,053,955
      Less accumulated depreciation, depletion, and amortization                        (9,992,867)     (14,372,591)
                                                                                     -------------    -------------
                                                                                        58,927,397      118,681,364
                                                                                     -------------    -------------

OTHER PROPERTY AND EQUIPMENT                                                            17,044,734       34,876,316
      Less accumulated depreciation                                                     (1,793,781)      (3,182,385)
                                                                                     -------------    -------------
                                                                                        15,250,953       31,693,931
                                                                                     -------------    -------------

OTHER ASSETS                                                                                11,610           54,279
                                                                                     -------------    -------------
                    TOTAL ASSETS                                                     $  81,103,271    $ 158,779,753
                                                                                     =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                               $   7,809,387    $   8,408,260
      Accrued expenses                                                                     419,130          599,441
      Accrued interest                                                                      25,430           11,979
      Revenue distributions payable                                                        317,232          460,810
      Short term loan                                                                    5,100,000               --
      Current portion of long-term debt                                                    345,967          275,077
                                                                                     -------------    -------------
                    Total current liabilities                                           14,017,146        9,755,567
                                                                                     -------------    -------------


LONG-TERM DEBT, LESS CURRENT PORTION                                                     1,410,035       11,591,339


OTHER LIABILITIES
      Revenue suspended                                                                  1,026,661        1,022,443
      Asset retirement obligation                                                        2,212,233        2,670,049
      Deferred income taxes                                                              1,212,100        3,724,729
                                                                                     -------------    -------------
                                                                                         4,450,994        7,417,221
SHAREHOLDERS' EQUITY
      Preferred stock, par value $.001 per share - 10,000,000 shares authorized,
          Series A Junior Participating Preferred Stock, 25,000 shares authorized, none issue and outstanding
          9.25% Series B Cumulative Preferred Stock. 3,000,000 shares authorized
             2,000,000 shares issued and outstanding (aggregate liquidation
             preference: $  50,000,000)                                                         --            2,000
      Common stock, par value $.001 per share--authorized 50,000,000 shares;
          issued and outstanding 9,975,310 shares in 2005 and 11,214,967 shares              9,975           11,215
          in 2006
      Additional paid-in capital                                                        50,965,235      112,887,763
      Retained earnings                                                                 10,249,886       16,195,251
      Other comprehensive income                                                                --          919,397
                                                                                     -------------    -------------
                    Total shareholders' equity                                          61,225,096      130,015,626
                                                                                     -------------    -------------

                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $  81,103,271    $ 158,779,753
                                                                                     =============    =============

See accompanying notes to consolidated financial statements.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                 ---------------------------    ---------------------------
                                                     2005           2006            2005           2006
                                                 ------------   ------------    ------------   ------------
REVENUE
     Oil and gas sales                           $  4,279,210   $  8,477,510    $ 10,344,453   $ 21,634,552
     Interest income                                   91,747         56,551          99,039        108,593
     Other income                                       4,700              9           5,220            331
                                                 ------------   ------------    ------------   ------------
              Total revenue                         4,375,657      8,534,070      10,448,712     21,743,476
                                                 ------------   ------------    ------------   ------------


EXPENSES
     Lease operations                                 471,294      1,251,703       1,562,936      2,905,631
     Production and severance taxes                   285,104       (315,120)        642,473        647,362
     Depreciation, depletion, and amortization        907,346      2,109,587       2,528,218      5,223,031
     Interest                                          24,212        343,287         173,529        547,955
     General and administrative                       637,369      1,239,808       1,971,836      3,792,771
                                                 ------------   ------------    ------------   ------------
              Total expenses                        2,325,325      4,629,265       6,878,992     13,116,750
                                                 ------------   ------------    ------------   ------------

     Income before income taxes                     2,050,332      3,904,805       3,569,720      8,626,726

INCOME TAX PROVISION
     Current                                               --             --              --             --
     Deferred                                              --      1,043,900              --      2,039,000
                                                 ------------   ------------    ------------   ------------
     Total Income Tax Provision                            --      1,043,900              --      2,039,000

Net Income                                          2,050,332      2,860,905       3,569,720      6,587,726
                                                 ------------   ------------    ------------   ------------

Preferred Stock Dividends                                  --        642,360              --        642,360
                                                 ------------   ------------    ------------   ------------

Net Income applicable to common stock            $  2,050,332   $  2,218,545    $  3,569,720   $  5,945,366
                                                 ============   ============    ============   ============

EARNINGS PER SHARE - Basic                       $       0.20   $       0.20    $       0.40   $       0.54
                                                 ============   ============    ============   ============
EARNINGS PER SHARE -Diluted                      $       0.20   $       0.19    $       0.40   $       0.53
                                                 ============   ============    ============   ============
WEIGHTED AVERAGE COMMON SHARES - Basic              9,773,378     11,214,950       8,664,689     11,080,554
                                                 ============   ============    ============   ============
WEIGHTED AVERAGE COMMON SHARES - Diluted           10,430,991     11,380,283       8,976,767     11,259,105
                                                 ============   ============    ============   ============

See accompanying notes to consolidated financial statements.

                       GMX RESOURCES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2006


                                                                               2005            2006
                                                                           ------------    ------------
CASH FLOWS DUE TO OPERATING ACTIVITIES
         Net income                                                        $  3,569,720    $  6,587,726
         Adjustments to reconcile net income to
         net cash provided by operating activities:
                        Depreciation, depletion, and amortization             2,528,218       5,223,031
                        Deferred income taxes                                        --       2,039,000
                        Non cash stock compensation expense                          --         447,022
                        Amortization of loan fees                                43,712          16,920
                        Decrease (increase) in:
                               Accounts receivable                           (1,074,286)        338,875
                               Inventory and prepaid expenses                  (497,335)       (490,802)
                        Increase (decrease) in:
                               Accounts payable                               2,156,798         598,872
                               Accrued expenses and liabilities                 190,883         166,860
                               Revenue distributions payable                    108,619         139,360
                                                                           ------------    ------------

                               Net cash provided by operating activities      7,026,329      15,066,864
                                                                           ------------    ------------

CASH FLOWS DUE TO INVESTING ACTIVITIES
         Additions to oil and gas properties                                (12,454,420)    (63,130,578)
         Purchase of property and equipment                                  (4,173,984)    (17,831,581)
                                                                           ------------    ------------
                               Net cash used in investing activities        (16,628,404)    (80,962,159)
                                                                           ------------    ------------

CASH FLOWS DUE TO FINANCING ACTIVITIES
         Advances on borrowings                                               5,549,621      48,784,705
         Payments on debt                                                    (7,510,942)    (43,774,292)
         Proceeds from sale of common stock                                  21,455,454      14,207,474
         Proceeds from sale of Series B preferred stock                              --      47,271,272
         Dividends paid on Series B preferred stock                                  --        (642,360)
                                                                           ------------    ------------
                               Net cash provided by financing activities     19,494,133      65,846,799
                                                                           ------------    ------------

NET INCREASE (DECREASE) IN CASH                                               9,892,058         (48,496)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                862,546       2,392,497
                                                                           ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 10,754,604    $  2,344,001
                                                                           ============    ============

CASH PAID FOR INTEREST                                                     $    129,817    $    544,486
                                                                           ============    ============

See accompanying notes to consolidated financial statements

                       GMX RESOURCES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                    ---------------------------    ---------------------------
                                                        2005           2006            2005           2006
                                                    ------------   ------------    ------------   ------------
Net Income                                          $  2,050,332   $  2,860,905    $  3,569,720   $  6,587,726

Other comprehensive income, before income tax:
    Change in fair value of derivative instrument             --      1,721,026              --      1,721,026
    Adjustment for derivative gains reclassified
    into oil and gas sales                                    --       (328,000)             --       (328,000)
                                                    ------------   ------------    ------------   ------------
Other comprehensive income, before income tax                 --      1,393,026              --      1,393,026

Income tax provision related to items of other
     comprehensive income                                     --       (473,629)             --       (473,629)
                                                    ------------   ------------    ------------   ------------
Other comprehensive income, net of income tax:                --        919,397              --        919,397

                                                    ------------   ------------    ------------   ------------
Comprehensive income                                $  2,050,332   $  3,780,302    $  3,569,720   $  7,507,123
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

         For the three and nine months ended 2006, GMX recorded the following stock-based compensation:

                    Three Months Ended              Nine Months Ended
                    September 30, 2006              September 30, 2006
                 ------------------------        ------------------------
                         $139,288                        $447,022

         The following table provides information related to stock option activity during the nine months ended September 30, 2006:

                                                                      WEIGHTED
                                       NUMBER         WEIGHTED        AVERAGE
                                         OF            AVERAGE       REMAINING
                                       SHARES         EXERCISE        CONTRACT        AGGREGATE
                                     UNDERLYING         PRICE           TERM          INTRINSIC
                                       OPTIONS        PER SHARE       IN YEARS        VALUE (A)
                                    ------------    ------------    ------------    ------------
Outstanding at January 1, 2006           322,750    $       8.65
      Granted                             28,000           31.77
      Exercised                          (75,250)           3.12
      Forfeited                           (3,000)          27.91
Outstanding at September 30, 2006        272,500    $      19.92             8.9    $  3,125,668
Exercisable at September 30, 2006         71,500    $      13.95             8.4    $  1,247,266

_________________
(a) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

         The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2006 was approximately $2,127,448.

         As of September 30, 2006 there was $1,982,963 of total unrecognized compensation costs related to non-vested stock options granted under the Company's stock option plan. That cost is expected to be recognized over a weighted average period of 3.1 years.

         GMX received $0 and $234,650 in cash for option exercises in the third quarter of 2006 and the first nine months of 2006, respectively. No current tax benefits were realized due to availability of a net operating loss carryforward for tax purposes, but deferred tax liability was reduced by $0 and $79,781, respectively.

         Had GMX elected the fair value provisions of SFAS No. 123(R) in 2005, GMX's net income and net income per share would have differed from the amounts actually reported as shown in the following table:

                                      Three Months Ended    Nine Months Ended
                                      September 30, 2005    September 30, 2005
                                         ------------          ------------
Net income as reported                   $  2,050,332          $  3,569,720
Deduct:  Stock-based compensation,
         net of tax                           117,547               204,087
                                         ------------          ------------
Pro forma                                $  1,932,785          $  3,365,633
                                         ============          ============

Earnings Per Share:
         Basic - as reported                      .21                   .41
         Basic - pro forma                        .20                   .39
         Diluted - as reported                    .21                   .41
         Diluted - pro forma                      .19                   .37

ASSET RETIREMENT OBLIGATIONS

         Below is a reconciliation of the beginning and ending aggregate carrying amount of the Company's asset retirement obligations.

                                                            Nine Months
                                                         Ended September 30,
                                                    ----------------------------
                                                        2005            2006
                                                    ------------    ------------
         Beginning of the period                    $  1,797,922    $  2,212,233
         Liabilities incurred in the current period       84,942         396,582
         Liabilities settled in the current period      (307,520)             --
         Accretion                                        30,775          61,234
                                                    ------------    ------------
         End of the period                          $  1,606,119    $  2,670,049
                                                    ============    ============

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

5.       CREDIT FACILITY

         On June 7, 2006, GMX, Capital One, National Association, as agent ("Capital One") and Union Bank of California, N.A. ("Union Bank") entered into an Amended and Restated Loan Agreement (the "Loan Agreement") that increases GMX's Borrowing Base to $35 million. The Loan Agreement also provides for the addition of additional lenders from time to time and increases the amount of the maximum availability, subject to the Borrowing Base limitation, to $100 million. The new $35 million Borrowing Base is subject to mandatory quarterly reductions of $1.5 million beginning on June 30, 2006. The Loan Agreement, as subsequently amended on August 7, 2006, also permits GMX to issue up to $50 million in preferred stock or subordinated debt. At September 30, 2006, GMX had $10 million borrowed under the Loan Agreement. GMX used a portion of the proceeds of a preferred stock offering to pay down this indebtedness.

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

         In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109. FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. GMX does not expect that FIN 48 will have a material impact on its financial position, results of operations or cash flows.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect that SFAS 157 will have a material impact on our consolidated financial position, results from operations or cash flows.

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

         As a result of the Company's hedging activities, the Company recognized $328,000 of additional oil and gas sales for the nine months ended September 30, 2006. There were no oil and gas hedging activities in 2005. In addition, the fair value of the hedge is $1,393,026 at September 30, 2006.

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

         GMX does not hold or issue derivative instruments for trading purposes. GMX's commodity price financial swaps were designated as cash flow hedges. Changes in the fair value of these derivatives were reported in "other comprehensive income" net of deferred income tax. These amounts were reclassified to oil and gas sales when the forecasted transaction took place.

PART II. OTHER INFORMATION

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



Date:    January 31, 2007                    GMX RESOURCES INC.
                                             (Registrant)


                                             /s/ Ken L. Kenworthy, Sr.
                                             ---------------------------------
                                                 Ken L. Kenworthy, Sr.,
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                (Principal Financial and
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