Form 10-Q
period 2007-03-31
GMX RESOURCES INC
filed 2007-05-09
CIK 1127342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2007

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2007 was 13,267,886.

GMX Resources Inc.
Form 10-Q
For the Quarter Ended March 31, 2007

i

PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements
GMX Resources Inc. and Subsidiaries Consolidated Balance Sheets

	December 31,	March 31,
	2006	2007
ASSETS		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,959,749	$3,377,848
Accounts receivable--interest owners	64,185	76,544
Accounts receivable--oil and gas revenues	5,766,286	6,574,948
Derivative instruments	1,175,669	220,207
Inventories	373,420	329,410
Prepaid expenses and deposits	1,284,904	1,266,308
Total current assets	13,624,213	11,845,265

OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST
METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES	174,175,157	212,092,976
Less accumulated depreciation, depletion, and amortization	(16,874,796)	(20,109,067)
	157,300,361	191,983,909

OTHER PROPERTY AND EQUIPMENT	43,097,326	47,260,109
Less accumulated depreciation	(3,742,057)	(4,663,187)
	39,355,269	42,596,922

OTHER ASSETS	42,680	29,989
TOTAL ASSETS	$210,322,523	$246,456,085

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$24,658,305	$19,756,439
Accrued expenses	3,236,536	3,934,348
Accrued interest	314,181	46,464
Revenue distributions payable	513,416	352,468
Derivative instruments	—	2,498,006
Current portion of long-term debt	251,447	165,599
Total current liabilities	28,973,885	26,753,324

LONG-TERM DEBT, LESS CURRENT PORTION	41,568,836	12,585,424

OTHER LIABILITIES	3,271,933	3,842,936
LONG-TERM DERIVATIVE INSTRUMENTS	—	1,389,993
DEFERRED INCOME TAXES	5,026,927	4,956,149

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.001 per share, 10,000,000 shares authorized:
Series A Junior Participating Preferred Stock 25,000 shares authorized, none issued and outstanding	—	—
9.25% Series B Cumulative Preferred Stock, 3,000,000 shares authorized, 2,000,000 shares issued and outstanding (aggregate liquidation preference $50,000,000)	2,000	2,000
Common stock, par value $.001 per share—authorized 50,000,000 shares;
issued and outstanding 11,242,136 shares in 2006 and 13,267,136 shares in 2007	11,242	13,267
Additional paid-in capital	113,265,614	179,249,977
Retained earnings	17,426,144	20,083,756
Other comprehensive income	775,942	(2,420,741)

Total shareholders’ equity	131,480,942	196,928,259

TOTAL LIABILITES AND SHAREHOLDERS’ EQUITY	$210,322,523	$246,456,085

See accompanying notes to consolidated financial statements.

GMX Resources Inc. And Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2006	2007
REVENUE:
Oil and gas sales	$6,689,411	$13,174,554
Interest income	26,157	78,244
Other income	322	252
Total revenue	6,715,890	13,253,050

EXPENSES:
Lease operations	703,357	1,585,083
Production and severance taxes	453,897	492,322
Depreciation, depletion, and amortization	1,532,242	3,677,783
Interest	42,373	344,461
General and administrative	1,204,217	1,763,538
Total expenses	3,936,086	7,863,187

Income before income taxes	2,779,804	5,389,863

INCOME TAXES	645,477	1,576,000

NET INCOME	2,134,327	3,813,863
Preferred stock dividends	—	1,156,250

NET INCOME APPLICABLE TO COMMON STOCK	$2,134,327	$2,657,613

EARNINGS PER SHARE – Basic	$0.20	$0.21
EARNINGS PER SHARE – Diluted	$0.19	$0.21
WEIGHTED AVERAGE COMMON SHARES – Basic	10,812,264	12,476,626
WEIGHTED AVERAGE COMMON SHARES – Diluted	11,013,520	12,608,796

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2006	2007
CASH FLOWS DUE TO OPERATING ACTIVITIES
Net income	$2,134,327	$3,813,863
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	1,532,242	3,677,783
Deferred income taxes	645,477	1,576,000
Non cash compensation expense	155,067	257,745
Amortization of loan fees	—	12,690
Decrease (increase) in:
Accounts receivable	967,473	(821,021)
Inventory and prepaid expenses	(644,791)	62,606
Increase (decrease) in:
Accounts payable	2,944,265	(4,901,866)
Accrued expenses and liabilities	(157,539)	430,095
Revenue distributions payable	459,606	307,198

Net cash provided by operating activities	8,036,127	4,415,093

CASH FLOWS DUE TO INVESTING ACTIVITIES
Additions to oil and gas properties	(16,558,715)	(37,337,343)
Purchase of property and equipment	(5,558,777)	(4,162,783)
Net cash used in investing activities	(22,117,492)	(41,500,126)

CASH FLOW DUE TO FINANCING ACTIVITIES
Advances on borrowings	9,298,955	17,016,901
Payments on debt	(10,154,603)	(46,086,161)
Proceeds from sale of common stock	14,077,073	65,728,642
Dividends paid on Series B preferred stock	—	(1,156,250)
Net cash provided by financing activities	13,221,425	35,503,132

NET INCREASE (DECREASE) IN CASH	(859,940)	(1,581,901)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,392,497	4,959,749

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,532,557	$3,377,848

CASH PAID FOR INTEREST	$67,803	$618,317

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
 (Unaudited)

	Three Months Ended March 31,
	2006	2007

Net Income	$2,134,327	$3,813,863

Other comprehensive income (loss):
Change in fair value of derivative instruments	—	(4,192,961)
Adjustment for derivative gains reclassified into oil and gas sales	—	(650,500)
Other comprehensive income (loss) before income tax	—	(4,843,461)
Income tax benefit related to items of other comprehensive income	—	1,646,778
Other comprehensive income (loss), net of income tax	—	(3,196,683)

Comprehensive income	$2,134,327	$617,180

See accompanying notes to consolidated financial statements.

GMX RESOURCES INC.
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
Three Months Ended March 31, 2006 and March 31, 2007

1.             Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and notes thereto of GMX Resources Inc. (the “Company” or “GMX”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in GMX’s 2006 Annual Report on Form 10-K.

In the opinion of GMX’s management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of GMX as of March 31, 2006 and 2007, and the results of its operations and its cash flows for the three month periods ended March 31, 2007 and 2006.

Stock Based Compensation

Effective January 1, 2006, GMX adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”), using the modified prospective transition method.  SFAS No. 123(R) requires equity-classified share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period.  Under the modified prospective transition method, share-based awards granted or modified on or after January 1, 2006, are recognized in compensation expense over the applicable vesting period.  Also, any previously granted awards that were not fully vested as of January 1, 2006 are recognized as compensation expense over the remaining vesting period.  No retroactive or cumulative effect adjustments were required upon GMX’s adoption of SFAS No. 123(R).

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

For the three months ended March 31, 2006 and 2007, GMX recognized stock-based compensation expense of $155,067 and $257,745, respectively.

A summary of option activity under the Plan for the three months ended 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding January 1, 2007	270,250	$14.89
Granted	43,000	35.09
Exercised	(25,000)	3.00
Forfeited or Expired	—	—
Outstanding at March 31, 2007	288,250	$18.96	8.3	$3,391,735
Exercisable at March 31, 2007	71,500	$8.79	7.3	$1,569,022

(1)  Intrinsic value represents the difference between the exercise price and the market price as of the date specified.

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2007 was $1,824,000 and $774,250, respectively.

As of March 31, 2007 there was $2,868,512 of total unrecognized compensation costs related to non-vested stock options granted under the Plan.  That cost is expected to be recognized over a weighted average period of 3.1 years.

GMX received $104,250 and $75,000 in cash for options exercised in the first quarter of 2006 and 2007, respectively.  No current tax benefits were realized due to availability of a net operating loss carryforward for tax purposes, but the deferred tax liability was reduced by $35,445 and $53,352 in the first quarter of 2006 and 2007, respectively.

Asset Retirement Obligations

Below is a reconciliation of the beginning and ending aggregate carrying amount of the Company’s asset retirement obligations:

	Three Months Ended March 31,
	2006	2007
Beginning of the period	$2,212,233	$2,162,885
Liabilities incurred in the current period	—	58,248
Liabilities settled in the current period	—	—
Accretion	17,646	44,610
End of the period	$2,229,879	$2,265,743

2.            Earnings Per Share

Net income applicable to common stock was used as the numerator in computing basic and diluted income per common share for the three months ended March 31, 2006 and 2007.  The following table reconciles the weighted average shares outstanding used for these computations:

	Three Months Ended March 31,
	2006	2007
Weighted average shares outstanding – basic	10,812,264	12,476,626
Effect of dilutive securities – stock options	201,256	132,170

Weighted average shares outstanding - diluted	11,013,520	12,608,796

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

5.            Common Stock Offering

On February 7, 2007, GMX sold 2 million shares of common stock in a public offering.  The net proceeds to GMX were approximately $65.5 million.  GMX expects to use the net proceeds to fund drilling and development of its East Texas properties and for other general corporate purposes.  Pending such uses, a portion of the net proceeds were used to reduce indebtedness under GMX’s revolving bank credit facility, which will permit additional borrowings in the future under the terms of the credit facility.

6.            Hedging Activity

In the first quarter of 2007, GMX entered into a 23 month hedging transaction for 200,000 MMBtus per month at $7.46 per MMBtu effective February 1, 2007, and a 17 month hedging transaction for 100,000 MMBtus per month at $7.60 per MMBtu effective August 1, 2007.  The transactions are in the form of a fixed-price swap agreement, pursuant to which GMX receives (if the index price is lower than the fixed price) or pays (if the index price is higher than the fixed price) the difference between the contract price and the index price, which is the Inside FERC – Houston Ship channel price.  In addition to the hedges entered into during the first quarter of 2007, GMX has an additional hedge for 100,000 MMBtus per month for $8.005 per MMBtu which expires July 31, 2007.  GMX entered into these hedges to partially reduce its exposure to natural gas price risk for the period of the hedges.

As a result of GMX’s hedging activities, GMX recognized $650,500 of additional oil and gas sales for the three months ended March 31, 2007.  There were no oil and gas hedging activities during the first quarter of 2006.

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

7.            Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued the following standards which were reviewed by GMX to determine the potential impact on its financial statements upon adoption.   GMX has concluded that the following new accounting standard is applicable.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  In addition, it also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157.  GMX does not expect that SFAS 159 will have a material impact on its consolidated financial position, results from operations or cash flows.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Summary Operating Data

The following table presents an unaudited summary of certain operating data for the periods indicated.

	Three Months Ended March 31,
	2006	2007
Production:
Oil production (MBbls)	12	26
Natural gas production (MMcf)	783	1,635
Equivalent production (MMcfe)	857	1,790

Average Sales Price:
Oil price (per Bbl)	$59.87	$53.61
Natural gas price (per Mcf) (1)	$7.61	$7.21

Average sales price (per Mcfe)	$7.81	$7.36

Operating and Overhead Costs (per Mcfe):
Lease operating expenses	$.82	$.89
Production and severance taxes	.53	.28
General and administrative	1.41	.99
Total	$2.76	$2.16

Cash Operating Margin (per Mcfe)	$5.05	$5.20

Other (per Mcfe):
Depreciation, depletion and amortization (oil and gas property only)	$1.53	$1.81

(1)	Net results of gas hedging activities increased the average gas price by $0.40 per mcf for the three months ended March 31, 2007. There were no gas hedging activities in the 2006 period.

Results of Operations—Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Oil and Gas Sales.  Oil and gas sales in the three months ended March 31, 2007 increased 97% to $13,174,554 compared to the three months ended March 31, 2006. This increase was due to a 109% increase in production of gas and oil off-set by a 5% decrease in the average sales price of oil and gas.  The average price per barrel of oil and mcf of gas received in the three months ended March 31, 2007 was $53.61 and $7.21, respectively, compared to $59.87 and $7.61, respectively, in the three months ended March 31, 2006.  Production of oil for the first three months of 2007 increased to 26 MMbls compared to 12 MMbls for the first three months of 2006.  This increase resulted primarily from the increase in producing wells in the first quarter of 2007 compared to the first quarter of 2006.  Gas production for the first three months of 2007 increased to 1,635 MMcf compared to 783 MMcf for the first three months of 2006, an increase of 109%.  Increased production in the first three months of 2007 resulted primarily from an increase in the number of newly drilled wells in 2006 and 2007.  We expect continued increases in production and revenues, assuming no significant decline in prices,  for the rest of the year resulting from continued drilling.

Lease Operations.  Lease operations expense increased $881,726, or 125%, in the first three months ended March 31, 2007 to $1,585,083, compared to the three months ended March 31, 2006.  The increased expense resulted from an increase in the number of wells producing.  Lease operations expense on an equivalent unit of production basis was $.89 per Mcfe in the three months ended March 31, 2007 compared to $.82 per Mcfe for the three months ended March 31, 2006.  This per unit increase resulted from additional costs to operate an increasing number of producing wells.  Lease operations expense will also continue to increase throughout the year and as additional wells are added.

Production and Severance Taxes.  Production and severance taxes increased 8% to $492,322 in the three months ended March 31, 2007 compared to $453,897 in the three months ended March 31, 2006.  Production and severance taxes are assessed on the value of the oil and gas produced. As a result, the increase resulted primarily from increased oil and gas sales as described above off-set by a severance tax refund recorded in the first quarter of 2007 and a growing number of wells with natural gas production that are currently exempt from severance taxes.  During the three months ended March 31, 2007, GMX recorded severance tax refunds of $179,211.  Upon approval by the State of Texas, certain wells are exempt from severance taxes for a period of ten years and this will reduce our expense going forward.

Depreciation, Depletion and Amortization.  Depreciation, depletion and amortization expense increased $2,145,541, or 140%, to $3,677,783 in the three months ended March 31, 2007. This increase is due primarily to higher production levels, higher costs, and an increase in depreciation expense related to other property and equipment.  The oil and gas properties depreciation, depletion and amortization rate per equivalent unit of production was $1.81 per Mcfe in the three months ended March 31, 2007 compared to $1.53 per Mcfe in the three months ended March 31, 2006.  The depletion rate increased primarily from the effects of higher drilling and completion costs.  Depreciation, depletion and amortization expense is also expected to increase for the remainder of the year as production increases.

Interest.  Interest expense for the three months ended March 31, 2007 was $344,461 compared to $42,373 for the three months ended March 31, 2006.  This increase is primarily attributable to our amount borrowed during the three months ended March 31, 2007.  We expect interest expense to increase throughout the year as we borrow on our credit facility to fund drilling.

General and Administrative Expense.  General and administrative expense for the three months ended March 31, 2007 was $1,763,538 compared to $1,204,217 for the three months ended March 31, 2006.  This increase of $559,321, or 46%, was primarily the result of an increase in non-cash compensation expense relating to accounting for stock options and an increase in administrative and supervisory personnel.  General and administrative expense per equivalent unit of production was $.99 per Mcfe for the three months ended March 31, 2007 compared to $1.41 per Mcfe for the comparable period in 2006.  We expect general and administrative expense will increase for the remainder of the year due to increases in personnel and related employee benefit costs, but we expect these costs to continue to decline on a per unit basis as our production and revenues increase.

Cash Flow—Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

In the three months ended March 31, 2007 and 2006, the Company spent $41,500,126 and $22,117,492, respectively, in oil and gas acquisitions and development activities. These investments were funded during the three months ended March 31, 2007 by cash flow from operations and $65.5 million in net proceeds from the sale of 2 million common shares in February 2007.  Cash flow provided by operating activities in the three months ended March 31, 2007 was $4,415,093 compared to cash flow provided by operating activities in the three months ended March 31, 2006 of $8,036,127.  The decrease in net cash provided by operating activity is due primarily to a decrease in accounts payable in the first quarter of 2007.

Credit Facility

The Company has a secured credit facility, which matures on July 29, 2008 and provides for a line of credit of up to $100,000,000 (the “Commitment”), subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves which is reduced monthly to account for production (“Borrowing Base”).  The amount of credit available at any one time under the credit facility is the lesser of the Borrowing Base or the amount of the Commitment. At March 31, 2007, our debt amount was $11,000,000 with a borrowing base of $50,000,000.  The terms of the credit facility are more fully described in our annual report on Form 10-K for the year ended December 31, 2006.

The credit facility contains various affirmative and restrictive covenants.  These covenants, among other things, prohibit additional indebtedness, sale of assets, mergers and consolidations, dividends and distributions, changes in management and require the maintenance of various financial ratios.

Working Capital

At March 31, 2007, we had a working capital deficit of $14,908,059.  Including availability under our credit facility, our working capital as of March 31, 2007 would have been $24,091,941.

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

We have established a capital expenditure budget of approximately $145 million for 2007.  This would fund the drilling of 119 gross/69 net and as many as 106 gross/60 net Cotton Valley wells. We expended $41.5 million in the first quarter of 2007 which included additions to our pipeline and the purchase of other property and equipment.

Funding for these budgeted capital expenditures are expected to be primarily provided by the $65.5 million received from the recently completed common stock offering and from cash flow and working capital which is expected to be approximately $50 million.  Additional debt may be necessary to fund the remaining capital expenditure budget.  As of March 31, 2007, GMX has drawn $11,000,000 on its credit facility that has a current borrowing base of $50,000,000.  Additional increases in the borrowing base may occur during 2007 as additional production is established.  GMX does not anticipate issuing additional common stock in 2007 to fund drilling.

Hedging Activity

In the first quarter of 2007, GMX entered into a 23 month hedging transaction for 200,000 MMBtus per month at $7.46 per MMBtu effective February 1, 2007 and a 17 month hedging transaction for 100,000 MMBtus per month at $7.60 per MMBtu effective August 1, 2007.  The transactions are in the form of a fixed-price swap agreement, pursuant to which GMX receives (if the index price is lower than the fixed price) or pays (if the index price is higher than the fixed price) the difference between the contract price and the index price, which is the Inside FERC – Houston Ship channel price.  In addition to the hedges entered into during the first quarter of 2007, GMX has an additional hedge for 100,000 MMBtus per month for $8.005 per MMBtu which expires July 31, 2007.  GMX entered into these hedges to partially reduce its exposure to natural gas price risk for the period of the hedges.

As a result of GMX’s hedging activities, GMX recognized $650,500 of additional oil and gas sales for the three months ended March 31, 2007.  There were no oil and gas hedging activities during the first quarter of 2006.

Critical Accounting Policies

GMX’s critical accounting policies are summarized in our annual report on Form 10-K for the year ended December 31, 2006.  There have been no changes in those policies.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued the following standards which were reviewed by GMX to determine the potential impact on its financial statements upon adoption.   GMX has concluded that the following new accounting standards are applicable.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  In addition, it also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157.  GMX does not expect that SFAS 159 will have a material impact on its consolidated financial position, results from operations or cash flows.

Production Guidance

We estimate production to be 2.0 Bcfe for the second quarter of 2007 and 8.6 Bcfe for all of 2007.

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

The forward-looking statements in this report are subject to all the risks and uncertainties which are described in our annual report on Form 10-K for the year ended December 31, 2006 and in this document. We may also make material acquisitions or divestitures or enter into financing transactions. None of these events can be predicted with certainty or taken into consideration in the forward-looking statements.

For all of these reasons, actual results may vary materially from the forward looking statements and we cannot assure you that the assumptions used are necessarily the most likely. We will not necessarily update any forward looking statements to reflect events or circumstances occurring after the date the statement is made except as may be required by federal securities laws.

There are a number of risks that may affect our future operating results and financial condition.  These are described in more detail in our Form 10-K for the year ended December 31, 2006.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

In the past, we have entered into financial price risk management activities with respect to a portion of projected oil and gas production through financial price swaps whereby we received a fixed price for our production and pay a variable market price to the contract counterparty.  These activities are intended to reduce our exposure to oil and gas price fluctuations.  We have entered into these instruments in 2006 and 2007.  In addition, our credit facility requires us to maintain a hedging program on mutually acceptable terms whenever the loan amount outstanding exceeds 75% of the Borrowing Base, which could occur in 2007.  The gains and losses realized as a result of these activities are substantially offset in the cash market when the commodity is delivered.  Following is a summary of the current natural gas swaps we have in place as of March 31, 2007:

Effective Date	Maturity Date	Notional Amount Per Month (MMBtu)	Remaining Notional Amount as of March 31, 2007 (MMBtu)	Fixed Price per MMBtu	Fair Value at March 31, 2007
8/1/2006	7/31/2007	100,000	400,000	$8.005	$ 220,207
2/1/2007	12/31/2008	200,000	4,200,000	$7.460	$(2,739,686)
8/1/2007	12/31/2008	100,000	1,700,000	$7.600	$(1,148,313)
					$(3,667,792)

All contracts are based on Houston Ship Channel Index Prices which historically have had a high degree of correlations with the actual prices received by the Company.

The fair value of our natural gas swaps in effect at March 31, 2007 was $(3,667,792), assuming that gas prices in effect at March 31, 2007 remain in effect for the life of the swap.  Based on the monthly notional amount in effect at March 31, 2007, a hypothetical $1 increase in natural gas prices would have decreased the cash flow and earnings from our swap by $300,000 per month and a $1 decrease in natural gas prices would increase the cash flow and earnings from our swap by $300,000 per month.

As a result of GMX’s hedging activities, GMX recognized $650,000 of additional oil and gas sales for the three months ended March 31, 2007. There were no oil and gas hedging activities during the first quarter of 2006.  After adjustment for hedging activities reclassified into oil and gas sales, the change in the fair value of the derivative instruments during the first quarter of 2007 was a decrease of $4,192,961.  The decrease in the fair value resulted from an increase in natural gas prices.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates.  As of March 31, 2007, we had $11 million in bank debt outstanding at an interest rate indexed to the 90 day LIBOR rate that exposes us to the risk of increased interest costs if interest rates rise.  Assuming a 100 basis point increase in interest rates on the floating rate debt, annual interest expense would increase by approximately $110,000.  We also expect our bank debt to increase during the remainder of 2007 as we borrow to fund drilling costs.  As of March 31, 2007, we had not entered into any interest rate swap agreements with respect to this debt.

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

PART II.      OTHER INFORMATION

ITEM 1.        Legal Proceedings

None.

ITEM 1A.     Risk Factors

There have been no material changes in the risk factors applicable to GMX from those disclosed in our form 10-K for the year ended December 31, 2006.

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

GMX RESOURCES INC.
(Registrant)

Date: May 8, 2007	/s/ Ken L. Kenworthy, Sr.
Ken L. Kenworthy, Sr., Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of GMX Resources Inc. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, File No. 333-49328)

3.2	Amended Bylaws of GMX Resources Inc. (Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-KSB for the year ended December 31, 2004)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of GMX Resources Inc. dated May 17, 2005 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 18, 2005)

3.4	Certificate of Designation of 9.25% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 4.1 to Form 8-A filed on August 5, 2006)

4.4	Rights Agreement dated May 17, 2005 by and between GMX Resources Inc. and UMB Bank, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.1 to Form 8-K filed May 18, 2005)

10.1	Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form SB-2, File No. 333-49328)

10.2	Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2, File No. 333-49328)

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
Amended and Restated Loan Agreement dated June 7, 2006 between GMX Resources Inc., Capital One, National Association, and Union Bank of California, N.A.  (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 9, 2006)

10.4(a)
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