Form 10-Q
period 2007-06-30
GMX RESOURCES INC
filed 2007-08-09
CIK 1127342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From                      to
Commission File Number 001-32977
GMX RESOURCES INC.
(Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	73-1534474 (IRS Employer Identification No.)

One Benham Place, 9400 North Broadway, Suite 600 Oklahoma City, Oklahoma (Address of principal executive offices)	73114 (Zip Code)
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated file ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Check one:
Yes ☐      No ☑
The number of shares outstanding of the registrant’s common stock as of August 2, 2007 was 13,267,886.

GMX Resources Inc.
Form 10-Q
For the Quarter Ended June 30, 2007

PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	22

Item 6. Exhibits	22

Signature Page	22

Exhibit Index	23

Exhibit 10.4(b)
Exhibit 10.4(c)
Exhibit 10.4(d)
Exhibit 10.4(e)
Exhibit 10.6(a)
Exhibit 10.6(b)
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
 i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
GMX Resources Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	June 30,
	2006	2007
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,959,749	$5,520,423
Accounts receivable—interest owners	64,185	88,382
Accounts receivable—oil and gas revenues	5,766,286	7,217,186
Derivative instruments	1,175,669	121,901
Inventories	373,420	1,118,174
Prepaid expenses and deposits	1,284,904	1,022,929

Total current assets	13,624,213	15,088,995

OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES	174,175,157	257,572,322
Less accumulated depreciation, depletion, and amortization	(16,874,796)	(23,839,845)

	157,300,361	233,732,477

OTHER PROPERTY AND EQUIPMENT	43,097,326	52,575,613
Less accumulated depreciation	(3,742,057)	(5,719,639)

	39,355,269	46,855,974

OTHER ASSETS	42,680	17,299

TOTAL ASSETS	$210,322,523	$295,694,745

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$24,658,305	$27,005,758
Accrued expenses	3,236,536	4,460,941
Accrued interest	314,181	351,359
Revenue distributions payable	513,416	475,380
Derivative instruments	—	722,686
Current portion of long-term debt	251,447	152,800

Total current liabilities	28,973,885	33,168,924

LONG-TERM DEBT, LESS CURRENT PORTION	41,568,836	46,555,016

OTHER LIABILITIES	3,271,933	5,056,665
LONG-TERM DERIVATIVE INSTRUMENTS	—	657,475
DEFERRED INCOME TAXES	5,026,927	7,936,990

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.001 per share, 10,000,000 shares authorized:
Series A Junior Participating Preferred Stock 25,000 shares authorized, none issued and outstanding	—	—
9.25% Series B Cumulative Preferred Stock, 3,000,000 shares authorized, 2,000,000 shares issued and outstanding (aggregate liquidation preference $50,000,000)	2,000	2,000
Common stock, par value $.001 per share—authorized 50,000,000 shares; issued and outstanding 11,242,136 shares in 2006 and 13,267,886 shares in 2007	11,242	13,268
Additional paid-in capital	113,265,614	179,570,379
Retained earnings	17,426,144	23,564,478
Other comprehensive income	775,942	(830,450)

Total shareholders’ equity	131,480,942	202,319,675

TOTAL LIABILITES AND SHAREHOLDERS’ EQUITY	$210,322,523	$295,694,745

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
REVENUE
Oil and gas sales	$6,467,631	$16,467,863	$13,157,042	$29,642,417
Interest income	25,885	49,420	52,042	127,664
Other income	—	1,497	322	1,749

Total revenue	6,493,516	16,518,780	13,209,406	29,771,830

EXPENSES
Lease operations	950,571	2,133,078	1,653,928	3,718,161
Production and severance taxes	508,585	695,508	962,482	1,187,830
Depreciation, depletion, and amortization	1,581,202	4,256,610	3,113,444	7,934,393
Interest	162,295	521,754	204,668	866,215
General and administrative	1,348,746	2,113,257	2,552,963	3,876,795

Total expenses	4,551,399	9,720,207	8,487,485	17,583,394

Income before income taxes	1,942,117	6,798,573	4,721,921	12,188,436

INCOME TAXES	349,623	2,161,600	995,100	3,737,600

NET INCOME	1,592,494	4,636,973	3,726,821	8,450,836
Preferred Stock Dividends	—	1,156,252	—	2,312,502

NET INCOME APPLICABLE TO COMMON STOCK	$1,592,424	$3,480,721	$3,726,821	$6,138,334

EARNINGS PER SHARE – Basic	$0.14	$0.26	0.34	$0.48

EARNINGS PER SHARE – Diluted	$0.14	$0.26	0.33	$0.47

WEIGHTED AVERAGE COMMON SHARES – Basic	11,210,188	13,267,767	11,012,818	12,878,577

WEIGHTED AVERAGE COMMON SHARES – Diluted	11,388,435	13,407,477	11,193,210	13,014,414

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30
	2006	2007
CASH FLOWS DUE TO OPERATING ACTIVITIES
Net Income	$3,726,821	$8,450,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	3,644,124	7,934,393
Deferred income taxes	995,100	3,737,600
Non cash compensation expense	307,735	595,920
Amortization of loan fees	3,470	25,381
Decrease (increase) in:
Accounts receivable	1,551,600	(1,475,097)
Inventory and prepaid expenses	(844,615)	(482,779)

Increase (decrease) in:
Accounts payable	4,132,411	2,347,453
Accrued expenses and liabilities	(113,765)	1,261,583
Revenue distributions payable	735,975	1,541,315

Net cash provided by operating activities	14,138,856	23,936,605

CASH FLOWS DUE TO INVESTING ACTIVITIES

Additions to oil and gas properties	(37,390,268)	(82,183,547)
Purchase of property and equipment	(11,395,768)	(9,478,287)

Net cash used in investing activities	(48,786,036)	(91,661,834)

CASH FLOW DUE TO FINANCING ACTIVITIES
Advance on borrowings	30,338,733	51,042,575
Payments on debt	(10,252,244)	(46,155,040)
Proceeds from sale of common stock	14,207,473	65,710,870
Dividends paid on Series B preferred stock	—	(2,312,502)

Net cash provided by financing activities	34,293,962	68,285,903

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(353,218)	560,674

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,392,497	4,959,749

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,039,279	$5,520,423

CASH PAID FOR INTEREST	$226,628	$850,055

See accompanying notes to consolidated financial statements

GMX Resources Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Net Income	$1,592,494	$4,636,973	$3,726,821	$8,450,836

Other comprehensive income (loss):
Change in fair value of derivative instruments	—	2,753,032	—	(1,439,929)
Adjustment for derivative gains reclassified into oil and gas sales	—	(343,500)	—	(994,000)

Other comprehensive income (loss) before income tax	—	2,409,532	—	(2,433,929)

Income tax benefit (provision) related to items of other comprehensive income	—	(819,241)	—	827,537

Other comprehensive income (loss), net of income tax	—	1,590,291	—	(1,606,392)

Comprehensive income	$1,592,494	$6,227,264	$3,726,821	$6,844,444

See accompanying notes to consolidated financial statements.

GMX RESOURCES INC.
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
Six months ended June 30, 2006 and June 30, 2007
(unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in GMX Resources Inc.’s (“GMX” or the “Company”) 2006 Annual Report on Form 10-K.
In the opinion of GMX’s management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of GMX as of June 30, 2007, and the results of its operations for the three and six month periods ended June 30, 2006 and 2007, and its cash flows for the six month periods then ended.
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
For the three and six months ended June 30, 2007, GMX recognized stock-based compensation of $338,175 and $595,920, respectively. For the three and six months ended June 30, 2006, GMX recognized stock based compensation of $152,668 and $307,735, respectively.

The following table provides information related to stock option activity during the six months ended June 30, 2007:

		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise	Remaining	Aggregate
	Underlying	Price	Contract Term	Intrinsic
	Options	Per Share	In Years	Value(a)
Outstanding at January 1, 2007	270,250	$14.89
Granted	336,000	38.14
Exercised	(25,750)	3.00
Forfeited or Expired	—	—

Outstanding at June 30, 2007	580,500	$28.89	9.0	$3,315,222

Exercisable at June 30, 2007	70,750	$8.85	7.1	$1,822,027

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock as of the end of the period presented exceeds the exercise price of the option.
The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2007 was approximately $23,715 and $797,965, respectively. The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was approximately $708,868 and $2,532,868, respectively.
As of June 30, 2007 there was $7,818,770 of total unrecognized compensation costs related to non-vested stock options granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 3.6 years.
GMX received $2,250 and $77,250 in cash for option exercises in the second quarter of 2007 and the first half of 2007, respectively. No current tax benefits were realized due to availability of a net operating loss carryforward for tax purposes, but deferred tax liability was reduced by $121,189 and $174,541, respectively.
GMX received $130,400 and $234,650 in cash for option exercises in the second quarter of 2006 and the first half of 2006, respectively. No current tax benefits were realized due to availability of a net operating loss carryforward for tax purposes, but deferred tax liability was reduced by $44,336 and $79,781, respectively.
On May 22, 2007, the shareholders approved an amendment to GMX’s stock option plan that increased the maximum number of shares of common stock in respect of which options may be granted under the stock option plan from 550,000 shares to 850,000 shares.

Asset Retirement Obligations
Below is a reconciliation of the beginning and ending aggregate carrying amount of the Company’s asset retirement obligations.

	Six Months
	Ended June 30,
	2006	2007
Beginning of the period	$2,212,233	$2,162,885
Liabilities incurred in the current period	269,680	116,163
Liabilities settled in the current period	—	—
Accretion	40,823	89,219

End of the period	$2,522,736	$2,368,267

2. Earnings Per Share
Net income applicable to common stock was used as the numerator in computing basic and diluted income per common share for the three and six months ended June 30, 2007. The following table reconciles the weighted average shares outstanding used for these computations:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2007	2006	2007
Weighted average shares outstanding – basic	11,210,188	13,267,767	11,012,818	12,878,577
Effect of dilutive securities – stock options	178,247	139,710	180,392	135,837

Weighted average shares outstanding-diluted	11,388,435	13,407,477	11,193,210	13,014,414

3. Commitments and Contingencies
None
4. Common Stock Offering
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
5. Hedging Activity
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

As a result of GMX’s hedging activities, GMX recognized $343,500 and $994,000, respectively, of additional oil and gas sales for the three and six months ended June 30, 2007. There were no oil and gas hedging activities during the first six months of 2006.
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
In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. FIN 48 was effective for fiscal years beginning after December 15, 2006. The adoption by the Company of FIN 48 did not have a material impact on its financial position, results of operations or cash flows.

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
8. Subsequent Event
On July 31, 2007, GMX entered into a Note Purchase Agreement (“Note Agreement”) with The Prudential Insurance Company of America (“Prudential”) providing for the issuance and sale from time to time of up to $100 million in senior subordinated secured notes (the “Subordinated Notes”) and sold to Prudential an initial tranche of $30 million of 7.58% Series A fixed rate notes due July 31, 2012 (the “Series A Notes”) with interest payable quarterly. Proceeds from the sale of the Series A Notes will be used for general corporate purposes including additional funding of drilling and development costs in the Cotton Valley Sands in East Texas. The Subordinated Notes are secured by a second lien on all of the assets of GMX and its subsidiaries and are guaranteed by GMX’s subsidiaries, subject to the terms of an Intercreditor Agreement between GMX’s senior bank lenders and the collateral agent for the Noteholders, including Prudential. The principal covenants contained in the Note Agreement, in addition to customary covenants for similar transactions are:
•
The ratio of Adjusted PV10 (as defined in the Note Agreement based on prescribed pricing and other parameters, which prescribes prices for oil production to be the lesser of the NYMEX strip price or $50.00 and for gas production of a fixed $6.50 per mcf) to Total Debt at the end of each quarter may not be less than 1.5 to 1;

•	The ratio of Total Debt to EBITDA for the immediately preceding four quarters may not be greater than 4.0 to 1;
•	The ratio of EBITDA to interest expense (which is defined to include dividends on outstanding preferred stock) for the immediately preceding four quarters may not be less than 2.5 to 1;
•	Tangible net worth may not be less than $136 million as of March 31, 2007 plus 50% of net income and 100% of net cash proceeds from the sale of equity securities thereafter;

•	GMX may not incur senior bank debt in excess of $125 million without the consent of the Noteholders;
•	Neither GMX nor any subsidiaries may incur any liens other than under GMX’s senior bank loan agreement and the Subordinated Notes, other than certain permitted liens;
•
GMX may not issue Subordinated Notes in excess of the Series A Notes without the consent of Prudential and pro forma compliance with the financial covenants, which additional debt would also require the consent of GMX’s senior bank lenders under the senior bank loan agreement;

•
GMX may not incur any other indebtedness without pro forma compliance with the financial covenants, which additional debt would also require the consent of GMX’s senior bank lenders under the senior bank loan agreement;

•
GMX is required to maintain commodity price hedges with a term of not greater than three years and with notional amounts (i) greater than 25% of projected production for the following 12 months from proved developed producing reserves and (ii) not more than the lesser of (a) 75% of projected production for the following 12 months from all proved reserves or (b) 90% of projected production for the following 12 months from proved developed reserves; and

•	GMX may not issue any additional redeemable preferred stock without the consent of Noteholders, which would also require the consent of GMX’s senior bank lenders under the senior bank loan agreement.
In the event of a change in control (other than an acquisition by a public company meeting specified financial requirements) or change in management (defined as either Ken L. Kenworthy, Jr. or Ken L. Kenworthy, Sr. not being the chief executive officer and chief financial officer, respectively, (other than in the case of Ken L. Kenworthy, Sr. due to death, disability or retirement if he is replaced with an acceptable replacement within four months)), GMX is required to give notice to the Noteholders and offer to repurchase the Subordinated Notes at the outstanding principal amount plus accrued interest plus, in the case of any fixed rate notes, including the Series A Notes, a yield maintenance amount.
In connection with the execution of the Note Agreement, GMX entered into an amendment to its senior bank loan agreement with Capital One, National Association, and Union Bank of California, N.A. (“Bank Agreement”) to permit the issuance of the Series A Notes and to modify the Bank Agreement and certain of the security documents to conform to the Note Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary Operating Data
The following table presents an unaudited summary of certain operating data for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Production:
Oil production (MBbls)	16	32	28	58
Natural gas production (MMcf)	826	1,856	1,608	3,491
Equivalent production (Mmcfe)	925	2,049	1,781	3,839

Average Sales Price:
Oil price (per Bbl)	$66.35	$61.27	$63.58	$57.85
Natural gas price (per Mcf)(1)	$6.51	$7.81	$7.04	$7.53

Average sales price (per Mcfe)	$7.00	$8.04	$7.39	$7.72

Operating and Overhead Costs (per Mcfe):
Lease operating expenses	$1.03	$1.04	$.93	$.97
Production and severance taxes	.55	.34	.54	.31
General and administrative	1.46	1.03	1.43	1.01

Total	$3.04	$2.41	$2.90	$2.29

Cash Operating Margin (per Mcfe)	$3.96	$5.63	$4.49	$5.43

Other (per Mcfe):
Depreciation, depletion and amortization (oil and gas property only)	$1.50	$1.82	$1.46	$1.81

(1)
Net results of hedging activities increased the average natural gas price by $0.18 for the three months ended June 30, 2007 and $0.28 for the six months ended June 30, 2007. There were no gas hedging activities in the 2006 periods.

Results of Operations—Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Oil and Gas Sales. Oil and gas sales in the three months ended June 30, 2007 increased 155% to $16,467,863 compared to the three months ended June 30, 2006. This increase was due to an increase in production of gas and oil, accounting for 122% of the increase, and an increase in oil and gas prices of 15%. The average price per barrel of oil and mcf of gas received in the three months ended June 30, 2007 was $61.27 and $7.81, respectively, compared to $66.35 and $6.51, respectively, in the three months ended June 30, 2006. Production of oil for the three months ended June 30, 2007 increased to 32 MBbls compared to 16 MBbls for the three months ended June 30, 2006. Gas production for the three months ended June 30, 2007 increased to 1,856 MMcf compared to 826 MMcf for the three months ended June 30, 2006, an increase of 125%. Increased production of oil and gas in the three months ended June 30, 2007 resulted primarily from an increase in the number of producing wells in 2007. We expect continued increases in production and revenues, assuming no significant decline in prices, for the rest of the year resulting from continued drilling.

Lease Operations. Lease operations expense increased $1,182,507, or 125%, for the three months ended June 30, 2007 to $2,133,078, compared to the three months ended June 30, 2006. The increased expense resulted from an increase in the number of producing wells. Lease operations expense on an equivalent unit of production basis was $1.04 per Mcfe in the three months ended June 30, 2007 compared to $1.03 per Mcfe for the three months ended June 30, 2006. Lease operations expense will continue to increase throughout the year as the number of producing wells increase. However, we expect that lease operations expense will continue at this level on a per unit basis.
Production and Severance Taxes. Production and severance taxes increased 37% to $695,508 in the three months ended June 30, 2007 compared to $508,585 in the three months ended June 30, 2006. Production and severance taxes are assessed on the value of the oil and gas produced. As a result, the increase resulted primarily from increased oil and gas sales and sales price as described above, off-set by a severance tax refund of approximately $190,000 recorded in the second quarter of 2007 and a growing number of wells with natural gas production that are exempt from severance taxes. Upon approval from the State of Texas, certain wells are exempt from severance taxes for a period of ten years and this exemption will reduce our expense on a per unit basis going forward.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $2,675,408, or 169%, to $4,256,610 in the three months ended June 30, 2007. This increase is due primarily to higher production levels and higher costs. The oil and gas properties depreciation, depletion and amortization rate per equivalent unit of production was $1.82 per Mcfe in the three months ended June 30, 2007 compared to $1.50 per Mcfe in the three months ended June 30, 2006. The depletion rate increased primarily from the effects of higher drilling and completion costs. Depreciation, depletion and amortization expense is also expected to increase for the remainder of the year as production increases.
Interest. Interest expense for the three months ended June 30, 2007 was $521,754 compared to $162,295 for the three months ended June 30, 2006. This increase was primarily attributable to increased borrowings during the three months ended June 30, 2007. We expect interest expense to increase throughout the year as we borrow on our credit facility to fund drilling. Interest on the Subordinated Notes issued on July 31, 2007 will also increase interest expense going forward.
General and Administrative Expense. General and administrative expense for the three months ended June 30, 2007 was $2,113,257 compared to $1,348,746 for the three months ended June 30, 2006. This increase of $764,511, or 57%, was the result of an increase in non-cash compensation expense relating to accounting for stock options and an increase in administrative and supervisory personnel. General and administrative expense per equivalent unit of production was $1.03 per Mcfe for the three months ended June 30, 2007 compared to $1.46 per Mcfe for the comparable period in 2006. We expect general and administrative expense will increase for the remainder of the year due to increases in personnel and related employee benefit costs, but we expect these costs to decline on a per unit basis as our production and revenues increase.

Results of Operations—Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Oil and Gas Sales. Oil and gas sales in the six months ended June 30, 2007 increased 125% to $29,642,417 compared to the six months ended June 30, 2006. This increase is due to an increase in production of gas and oil, accounting for 116% of the increase, and an increase in oil and gas prices of 4%. The average prices per barrel of oil and mcf of gas received in the six months ended June 30, 2007 were $57.85 and $7.53, respectively, compared to $63.58 and $7.04, respectively, in the six months ended June 30, 2006. Production of oil for the first six months ended 2007 increased to 58 MBbls compared to 28 MBMbls for the first six months of 2006. Gas production increased to 3,491 MMcf for the first six months of 2007 compared to 1,608 MMcf for the first six months ended June 30, 2006, an increase of 117%.
Lease Operations. Lease operations expense increased $2,064,233 in the six months ended June 30, 2007 to $3,718,161, a 125% increase compared to the six months ended June 30, 2006. Increased expense resulted from an increase in the number of producing wells. Lease operations expense on an equivalent unit of production basis was $0.97 per Mcfe in the six months ended June 30, 2007 compared to $0.93 per Mcfe for the six months ended June 30, 2006.
Production and Severance Taxes. Production and severance taxes increased 23% to $1,187,830 in the six months ended June 30, 2007 compared to $962,482 in the six months ended June 30, 2006. Production and severance taxes are assessed on the value of the oil and gas produced. As a result, the increase resulted primarily from increased oil and gas sales described above off-set by severance tax refunds of approximately $369,000 recorded in the first six months of 2007 and a growing number of wells with natural gas production that are exempt from severance taxes. Upon approval from the State of Texas certain wells are exempt from severance taxes for a period of ten years and this will reduce our expense on a per unit basis going forward.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $4,820,949 to $7,934,393 in the six months ended June 30, 2007, up 155% from the six months ended June 30, 2006. This increase is due primarily to higher production levels and higher costs. The oil and gas properties depreciation, depletion and amortization rate per equivalent unit of production was $1.81 per Mcfe in the six months ended June 30, 2007 compared to $1.46 per Mcfe in the six months ended June 30, 2006. The depletion rate increased primarily from the effect of higher drilling and completion costs. Depreciation, depletion and amortization expense is also expected to increase for the remainder of the year as production increases.
Interest. Interest expense for the six months ended June 30, 2007 was $866,215 compared to $204,668 for the six months ended June 30, 2006. This increase is primarily attributable to increased borrowing during the first six months of 2007. We expect interest expense to increase throughout the year as we borrow on our credit facility to fund drilling. Interest on the Subordinated Notes issued on July 31, 2007 will also increase interest expense going forward.

General and Administrative Expense. General and administrative expense for the six months ended June 30, 2007 was $3,876,795 compared to $2,552,963 for the six months ended June 30, 2006, an increase of 52%. This increase of $1,323,832 was the result of an increase in salaries and expenses of administrative and supervisory personnel and an increase in non-cash compensation expense relating to accounting for stock options. General and administrative expense per equivalent unit of production was $1.01 per Mcfe for the six months ended June 30, 2007 compared to $1.43 per Mcfe for the comparable period in 2006.
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
We have established a capital expenditure budget of approximately $145 million for 2007. This would fund the drilling of 119 gross/69 net wells, including as many as 106 gross/60 net Upper Cotton Valley wells. We expended $91.7 million in the first six months of 2007 which included additions to our pipeline and the purchase of other property and equipment.
Funding for these budgeted capital expenditures are expected to be primarily provided by the $65.5 million received from the February 2007 common stock offering and from cash flow and working capital which is expected to be approximately $50 million. Additional debt may be necessary to fund the remaining capital expenditure budget. As of June 30, 2007, GMX has drawn $45,000,000 on its credit facility that has a current borrowing base of $62,000,000. In May 2007, GMX’s borrowing base increased from $50,000,000 to $62,000,000 under its existing credit facility. Additional increases in the borrowing base may occur during 2007 as additional production is established. On July 31, 2007, GMX issued $30,000,000 of 7.58% senior subordinated secured notes due 2012 to The Prudential Insurance Company of America.
At June 30, 2007, we had a working capital deficit of $18,079,929. Including availability under our credit facility, and the proceeds from our recently issued senior subordinated secured notes, our working capital as of June 30, 2007 would have been $28,920,071.
Cash Flow—Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
In the six months ended June 30, 2007 and 2006, we spent $91.7 million and $48.8 million, respectively, in oil and gas acquisitions and development activities, including the acquisition of property and equipment. These investments were funded for the six months ended June 30, 2007 by proceeds of $65.5 million from the sale of two million common shares in February 2007, working capital borrowings under our credit facility, and cash flow. Cash flow provided by operating activities in the six months ended June 30, 2007 was $23.9 million compared to cash flow provided by operating activities in the six months ended June 30, 2006 of $14.1 million, primarily as a result of increased production from new wells drilled.

Credit Facility
We have a secured credit facility, which matures on July 29, 2008 and provides for a line of credit of up to $100,000,000 (the “Commitment”), subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves which is reduced monthly to account for production (“Borrowing Base”). The amount of credit available at any one time under the credit facility is the lesser of the Borrowing Base or the amount of the Commitment. At June 30, 2007, our debt amount was $45,000,000 with a borrowing base of $62,000,000. The terms of the credit facility are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2006.
The credit facility contains various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sale of assets, mergers and consolidations, dividends and distributions, changes in management and require the maintenance of various financial ratios.
Senior Subordinated Secured Notes
On July 31, 2007, we entered into a Note Purchase Agreement (“Note Agreement”) with The Prudential Insurance Company of America (“Prudential”) providing for the issuance and sale from time to time of up to $100 million in senior subordinated secured notes (the “Subordinated Notes”) and sold to Prudential an initial tranche of $30 million of 7.58% Series A fixed rate notes due July 31, 2012 (the “Series A Notes”) with interest payable quarterly. Proceeds from the sale of the Series A Notes will be used for general corporate purposes including additional funding of drilling and development costs in the Cotton Valley Sands in East Texas. The Subordinated Notes are secured by a second lien on all of our and our subsidiaries’ assets and are guaranteed by our subsidiaries, subject to the terms of an Intercreditor Agreement between our senior bank lenders and the collateral agent for the Noteholders, including Prudential. The principal covenants contained in the Note Agreement, in addition to customary covenants for similar transactions are:
•
The ratio of Adjusted PV10 (as defined in the Note Agreement based on prescribed pricing and other parameters, which prescribes prices for oil production to be the lesser of the NYMEX strip price or $50.00 and for gas production of a fixed $6.50 per mcf) to Total Debt at the end of each quarter may not be less than 1.5 to 1;

•	The ratio of Total Debt to EBITDA for the immediately preceding four quarters may not be greater than 4.0 to 1;
•	The ratio of EBITDA to interest expense (which is defined to include dividends on outstanding preferred stock) for the immediately preceding four quarters may not be less than 2.5 to 1;
•	Tangible net worth may not be less than $136 million as of March 31, 2007 plus 50% of net income and 100% of net cash proceeds from the sale of equity securities thereafter;

•	We may not incur senior bank debt in excess of $125 million without the consent of the Noteholders;
•	Neither we nor any subsidiaries may incur any liens other than under our senior bank loan agreement, other than certain permitted liens.
•
We may not issue Subordinated Notes in excess of the Series A Notes without the consent of Prudential and pro forma compliance with the financial covenants, which additional debt would also require the consent of our senior bank lenders under the senior bank loan agreement;

•
We may not incur any other indebtedness without pro forma compliance with the financial covenants, which additional debt would also require the consent of our senior bank lenders under the senior bank loan agreement;

•
We are required to maintain commodity price hedges with a term of not greater than three years and with notional amounts (i) greater than 25% of projected production for the following 12 months from proved developed producing reserves and (ii) not more than the lesser of (a) 75% of projected production for the following 12 months from all proved reserves or (b) 90% of projected production for the following 12 months from proved developed reserves; and

•	We may not issue any additional redeemable preferred stock without the consent of Noteholders, which would also require the consent of our senior bank lenders under the senior bank loan agreement.
In the event of a change in control (other than an acquisition by a public company meeting specified financial requirements) or change in management (defined as either Ken L. Kenworthy, Jr. or Ken L. Kenworthy, Sr. not being the chief executive officer and chief financial officer, respectively, (other than in the case of Ken L. Kenworthy, Sr. due to death, disability or retirement if he is replaced with an acceptable replacement within four months)), we are required to give notice to the Noteholders and offer to repurchase the Subordinated Notes at the outstanding principal amount plus accrued interest plus, in the case of any fixed rate notes, including the Series A Notes, a yield maintenance amount.
In connection with the execution of the Note Agreement, we entered into an amendment to our senior bank loan agreement with Capital One, National Association, and Union Bank of California, N.A. (“Bank Agreement”) to permit the issuance of the Series A Notes and to modify the Bank Agreement and certain of the security documents to conform to the Note Agreement.
Hedging Activity
In the first quarter of 2007, we entered into a 23 month hedging transaction for 200,000 MMBtus per month at $7.46 per MMBtu effective February 1, 2007 and a 17 month hedging transaction for 100,000 MMBtus per month at $7.60 per MMBtu effective August 1, 2007. The transactions are in the form of a fixed-price swap agreement, pursuant to which we receive (if the index price is lower than the fixed price) or pays (if the index price is higher than the fixed price) the difference between the contract price and the index price, which is the Inside FERC – Houston Ship channel price. In addition to the hedges entered into during the first quarter of 2007, we have an additional hedge for 100,000 MMBtus per month for $8.005 per MMBtu which expires July 31, 2007. We entered into these hedges to partially reduce our exposure to natural gas price risk for the period of the hedges.

As a result of our hedging activities, we recognized $343,500 and $994,000 of additional oil and gas sales for the three and six months ended June 30, 2007, respectively. There were no oil and gas hedging activities during the first six months of 2006.
Production Guidance
We estimate total production for 2007 will be 8.6 Bcfe. We estimate total production for the third quarter of 2007 will be 2.25 Bcfe.
Critical Accounting Policies
Our critical accounting policies are summarized in our annual report on Form 10-K for the year ended December 31, 2006. There have been no changes in those policies.
Contractual Obligations
In the three and six months ended June 30, 2007, there have been no material changes outside the ordinary course of business in the contractual obligations listed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Recently Issued Accounting Standards
The Financial Accounting Standards Board (FASB) recently issued the following standards which were reviewed by us to determine the potential impact on its financial statements upon adoption. We have concluded that the following new accounting standards are applicable.
In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. FIN 48 was effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.
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
In the past, we have entered into financial price risk management activities with respect to a portion of projected natural gas production through financial price swaps whereby we received a fixed price for our production and pay a variable market price to the contract counterparty. These activities are intended to reduce our exposure to oil and gas price fluctuations. We have entered into these instruments in 2006 and 2007. In addition, our credit facility requires us to maintain a hedging program on mutually acceptable terms whenever the loan amount outstanding exceeds 75% of the Borrowing Base, which could occur in 2007 and the Note Agreement relating to our Subordinated Notes requires us to maintain hedges at specific levels. The gains and losses realized as a result of these activities are substantially offset in the cash market when the commodity is delivered. Following is a summary of the current natural gas swaps we have in place as of June 30, 2007:

		Notional
		Amount Per	Remaining Notional
Effective	Maturity	Month	Amount as of June	Fixed Price	Fair Value at
Date	Date	(MMBtu)	30, 2007 (MMBtu)	per MMBtu	June 30, 2007
8/1/2006	7/31/2007	100,000	100,000	$8.005	121,901
2/1/2007	12/31/2008	200,000	3,600,000	$7.460	(1,027,334)
8/1/2007	12/31/2008	100,000	1,700,000	$7.600	(352,827)

					$(1,258,260)

All contracts are based on Houston Ship Channel Index Prices which historically have had a high degree of correlations with the actual prices received by the Company.
The fair value of our natural gas swaps in effect at June 30, 2007 was $(1,258,260), assuming that gas prices in effect at June 30, 2007 remain in effect for the life of the swap. Based on the monthly notional amount in effect at June 30, 2007, a hypothetical $1 increase in natural gas prices would have decreased the cash flow and earnings from our swap by $300,000 per month and a $1 decrease in natural gas prices would increase the cash flow and earnings from our swap by $300,000 per month.
As a result of our hedging activities, we recognized $343,500 and $994,000 of additional oil and gas sales for the three and six months ended June 30, 2007, respectively. There were no oil and gas hedging activities during the first six months of 2006. After adjustment for hedging activities reclassified into oil and gas sales, the change in the fair value of the derivative instruments during the first six months of 2007 was a decrease of $1,439,929. The decrease in the fair value resulted from an increase in natural gas prices.

Interest Rate Risk
We are exposed to market risk related to changes in interest rates. As of June 30, 2007, we had $45 million in bank debt outstanding at an interest rate indexed to the 90 day LIBOR rate that exposes us to the risk of increased interest costs if interest rates rise. Assuming a 100 basis point increase in interest rates on the floating rate debt, annual interest expense would increase by approximately $450,000. We expect to borrow additional funds later in the year to pay drilling and development costs. As of June 30, 2007, we had not entered into any interest rate swap agreements with respect to this debt.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Our Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in rules adopted by the Securities and Exchange Commission) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive and Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in internal controls over financial reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None
ITEM 1A. Risk Factors
There have been no material changes in the risk factors applicable to us from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of shareholders was held on May 22, 2007. The following sets forth the matters considered and the voting results: Election of directors for terms expiring at the 2008 annual meeting. All directors were elected.

	VOTES
Name	For	Withheld
Ken L. Kenworthy, Jr.	12,418,019	151,233
Ken L. Kenworthy, Sr.	12,219,905	349,347
T. J. Boismier	12,519,269	49,983
Steven Craig	12,514,133	55,119
Jon W. “Tucker” McHugh	12,519,233	50,019
1.	Ratify selection of Smith, Carney & Co., P.C. as registered public accounting firm for 2007. This proposal received sufficient votes to be approved.

For	Against	Abstain

12,425,392	140,432	3,427

2.	Amendment to the Company’s Stock Option Plan to increase the shares available for options from 550,000 to 850,000 shares.

For	Against	Abstain

9,256,159	162,789	14,521
Item 5. Other Information
None.
Item 6. Exhibits
See Exhibit Index.
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2007	GMX RESOURCES INC. (Registrant)
/s/ Ken L. Kenworthy, Sr.
Ken L. Kenworthy, Sr., Executive Vice
President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of GMX Resources Inc. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, File No. 333-49328)

3.2	Amended Bylaws of GMX Resources Inc. (Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-KSB for the year ended December 31, 2004)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of GMX Resources Inc. dated May 17, 2005 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 18, 2005)

3.4	Certificate of Designation of 9.25% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 4.1 to Form 8-A filed on August 5, 2006)

4.4	Rights Agreement dated May 17, 2005 by and between GMX Resources Inc. and UMB Bank, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.1 to Form 8-K filed May 18, 2005)

10.1	Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form SB-2, File No. 333-49328)

10.2	Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2, File No. 333-49328)

10.3	Participation Agreement dated December 29, 2003 by and among Penn Virginia Oil & Gas Company, the Company and its wholly owned subsidiaries (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 29, 2003)

10.3(a)	First Amendment dated February 27, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 14, 2004)

10.3(b)	Second Amendment dated May 9, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 14, 2004)

Exhibit No.	Description

10.3(c)	Third Amendment dated April 6, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed September 14, 2004)

10.3(d)	Fourth Amendment dated August 11, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed September 14, 2004)

10.3(e)	Fifth Amendment dated effective January 1, 2005 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.6(e) to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, filed May 12, 2005)

10.3(f)	Sixth Amendment dated effective January 1, 2006, to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 20, 2006)

10.4	Amended and Restated Loan Agreement dated June 7, 2006 between GMX Resources Inc., Capital One, National Association, and Union Bank of California, N.A. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 9, 2006)

10.4(a)	First Amendment to Loan Agreement dated August 4, 2006, between GMX Resources Inc., Capital One, National Association and Union Bank of California, N.A. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 9, 2006)

10.4(b)*	Second Amendment to Loan Agreement dated August 14, 2006 between GMX Resources Inc., Capital One, National Association and Union Bank of California, N.A.

10.4(c)*	Third Amendment to Loan Agreement dated December 21, 2006 between GMX Resources Inc., Capital One, National Association and Union Bank of California, N.A.

10.4(d)*	Fourth Amendment to Loan Agreement dated March 13, 2007 between GMX Resources Inc., Capital One, National Association and Union Bank of California, N.A.

10.4(e)*	Fifth Amendment to Loan Agreement dated July 31, 2007 between GMX Resources Inc., Capital One, National Association and Union Bank of California, N.A.

10.5	Asset Purchase Agreement dated December 8, 2005 between GMX Resources Inc. and McLachlan Drilling Co. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 12, 2005)

Exhibit No.	Description

10.6(a)*	Note Purchase Agreement dated July 31, 2007 between GMX Resources Inc. and The Prudential Insurance Company of America

10.6(b)*	Intercreditor Agreement dated July 31, 2007 between the Noteholders, Capital One, National Association, Union Bank of California, N.A. and The Bank of New York Trust Company, N.A., as collateral agent

14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to Annual Report on Form 10-KSB for the year ended December 31, 2003)

21	List of Subsidiaries (Incorporated by reference to Exhibit 21 to Annual Report on Form 10-KSB for the year ended December 31, 2005)

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*	Filed herewith