Form 10-Q
period 2007-09-30
GMX RESOURCES INC
filed 2007-11-09
CIK 1127342

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2007

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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Check one:
Yes ☐       No ☑
The number of shares outstanding of the registrant’s common stock as of November 6, 2007 was 13,267,886.

GMX Resources Inc.
Form 10-Q
For the Quarter Ended September 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GMX Resources Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	September 30,
	2006	2007
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,959,749	$2,226,532
Accounts receivable—interest owners	64,185	914,309
Accounts receivable—oil and gas revenues	5,766,286	9,175,129
Derivative Instruments	1,175,669	282,660
Inventories	373,420	1,765,624
Prepaid expenses	1,284,904	1,833,489

Total current assets	13,624,213	16,197,743

OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES	174,175,157	301,436,655
Less accumulated depreciation, depletion, and amortization	(16,874,796)	(27,882,045)

	157,300,361	273,554,610

OTHER PROPERTY AND EQUIPMENT	43,097,326	56,479,923
Less accumulated depreciation	(3,742,057)	(6,988,843)

	39,355,269	49,491,080

OTHER ASSETS	42,680	570,154

TOTAL ASSETS	$210,322,523	$339,813,587

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$24,658,305	$28,676,541
Accrued expenses	3,236,536	3,146,953
Accrued interest	314,181	718,480
Revenue distributions payable	513,416	441,303
Derivative instruments	—	457,204
Current portion of long-term debt	251,447	165,599

Total current liabilities	28,973,885	33,606,080

LONG-TERM DEBT, LESS CURRENT PORTION	41,568,836	83,593,260

OTHER LIABILITIES
Other Liabilities	3,271,933	5,930,293
Long-Term Derivative Instruments	—	114,301
Deferred income taxes	5,026,927	10,689,517

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.001 per share – 10,000,000 shares authorized,
Series A Junior Participating Preferred Stock, 25,000 shares authorized, none issue and outstanding	—
9.25% Series B Cumulative Preferred Stock. 3,000,000 shares authorized. 2,000,000 shares issued and outstanding (aggregate liquidation preference: $50,000,000)	2,000	2,000
Common stock, par value $.001 per share—authorized 50,000,000 shares; issued and outstanding 11,242,136 shares in 2006 and 13,267,886 shares in 2007	11,242	13,268
Additional paid-in capital	113,265,614	180,039,968
Retained earnings	17,426,144	25,968,898
Other comprehensive income	775,942	(143,998)

Total shareholders’ equity	131,480,942	205,880,136

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$210,322,523	$339,813,587

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
REVENUE
Oil and gas sales	$8,477,510	$17,050,262	$21,634,552	$46,692,679
Interest income	56,551	47,353	108,593	175,017
Other income	9	230	331	1,979

Total revenue	8,534,070	17,097,845	21,743,476	46,869,675

EXPENSES
Lease operations	1,251,703	2,510,365	2,905,631	6,228,526
Production and severance taxes	(315,120)	731,485	647,362	1,919,315
Depreciation, depletion, and amortization	2,109,587	4,630,064	5,223,031	12,564,457
Interest	343,287	1,215,035	547,955	2,081,250
General and administrative	1,239,808	2,037,125	3,792,771	5,913,920

Total expenses	4,629,265	11,124,074	13,116,750	28,707,468

Income before income taxes	3,904,805	5,973,771	8,626,726	18,162,207

INCOME TAXES	(1,043,900)	(2,413,101)	(2,039,000)	(6,150,701)

Net Income	2,860,905	3,560,670	6,587,726	12,011,506

Preferred Stock Dividends	(642,360)	(1,156,251)	(642,360)	(3,468,753)

Net Income applicable to common stock	$2,218,545	$2,404,419	$5,945,366	$8,542,753

EARNINGS PER SHARE – Basic	$0.20	$0.18	$0.54	$0.66

EARNINGS PER SHARE – Diluted	$0.19	$0.18	$0.53	$0.65

WEIGHTED AVERAGE COMMON SHARES – Basic	11,214,950	13,267,886	11,080,554	13,009,736

WEIGHTED AVERAGE COMMON SHARES – Diluted	11,380,283	13,396,694	11,259,105	13,142,720

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
Nine Months Ended September 30, 2006 and 2007

	2006	2007
CASH FLOWS DUE TO OPERATING ACTIVITIES
Net income	$6,587,726	$12,011,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	5,223,031	12,564,457
Deferred income taxes	2,039,000	6,136,500
Non cash stock compensation expense	447,022	1,070,064
Amortization of loan fees and debt issue costs	16,920	59,220
Decrease (increase) in:
Accounts receivable	338,875	(4,258,967)
Inventory and prepaid expenses	(490,802)	(1,822,330)
Increase (decrease) in:
Accounts payable	598,872	4,018,236
Accrued expenses and liabilities	166,860	314,716
Revenue distributions payable	139,360	2,265,327

Net cash provided by operating activities	15,066,864	32,358,729

CASH FLOWS DUE TO INVESTING ACTIVITIES
Additions to oil and gas properties	(63,130,578)	(125,250,999)
Purchase of property and equipment	(17,831,581)	(13,382,597)

Net cash used in investing activities	(80,962,159)	(138,633,596)

CASH FLOWS DUE TO FINANCING ACTIVITIES
Advances on borrowings	48,784,705	78,134,986
Payments on debt	(43,774,292)	(66,196,409)
Issuance of subordinated notes	—	30,000,000
Debt issuance costs	—	(634,490)
Proceeds from sale of common stock	14,207,474	65,706,316
Proceeds from sale of Series B preferred stock	47,271,272	—
Dividends paid on Series B preferred stock	(642,360)	(3,468,753)

Net cash provided by financing activities	65,846,799	103,541,650

NET INCREASE (DECREASE) IN CASH	(48,496)	(2,733,217)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,392,497	4,959,749

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,344,001	$2,226,532

CASH PAID FOR INTEREST	$544,486	$1,292,204

See accompanying notes to consolidated financial statements

GMX Resources Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007

Net Income	$2,860,905	$3,560,670	$6,587,726	$12,011,506

Other comprehensive income (loss), before income tax:
Change in fair value of derivative instrument	1,721,026	2,538,579	1,721,026	1,098,650
Adjustment for derivative gains reclassified into oil and gas sales	(328,000)	(1,498,500)	(328,000)	(2,492,500)

Other comprehensive income (loss), before income tax	1,393,026	1,040,079	1,393,026	(1,393,850)

Income tax benefit (provision) related to items of other comprehensive income	(473,629)	(353,627)	(473,629)	473,909

Other comprehensive income (loss), net of income tax:	919,397	686,452	919,397	(919,941)

Comprehensive income	$3,780,302	$4,247,122	$7,507,123	$11,091,565

See accompanying notes to consolidated financial statements.

GMX RESOURCES INC.
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
Nine months ended September 30, 2006 and September 30, 2007
(unaudited)
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
In the opinion of GMX’s management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of GMX as of September 30, 2007, and the results of its operations and comprehensive income for the three and nine month periods ended September 30, 2006 and 2007, and its cash flows for the nine month periods then ended.
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
For the three and nine months ended September 30, 2007, GMX recognized stock-based compensation of $474,144 and $1,070,064, respectively. For the three and nine months ended September 30, 2006, GMX recognized stock based compensation of $139,288 and $447,022, respectively.

The following table provides information related to stock option activity during the nine months ended September 30, 2007:

		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise	Remaining	Aggregate
	Underlying	Price	Contract Term	Intrinsic
	Options	Per Share	In Years	Value(a)

Outstanding at January 1, 2007	270,250	$14.89
Granted	336,000	38.14
Exercised	(25,750)	3.00
Forfeited or Expired	(6,000)	31.27

Outstanding at September 30, 2007	574,500	$28.86	8.7	$1,899,207

Exercisable at September 30, 2007	93,250	$12.34	7.2	$1,848,893

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock as of the end of the period presented exceeds the exercise price of the option.
There were no stock options exercised during the three months ended September 30, 2006 and 2007. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2007 was approximately $2,127,448 and $797,965, respectively.
As of September 30, 2007 there was $5,975,183 of total unrecognized compensation costs related to non-vested stock options granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted average period of 3.3 years.
GMX received $77,250 in cash for option exercises in the first nine months of 2007. No current tax benefits were realized due to availability of a net operating loss carryforward for tax purposes.
GMX received $234,650 in cash for option exercises in the first nine months of 2006. No current tax benefits were realized due to availability of a net operating loss carryforward for tax purposes.
On May 22, 2007, the shareholders approved an amendment to GMX’s stock option plan that increased the maximum number of shares of common stock in respect of which options may be granted under the stock option plan from 550,000 shares to 850,000 shares.
Asset Retirement Obligations
Below is a reconciliation of the beginning and ending aggregate carrying amount of the Company’s asset retirement obligations.

	Nine Months
	Ended September 30,
	2006	2007

Beginning of the period	$2,212,233	$2,162,885
Liabilities incurred in the current period	396,582	187,091
Liabilities settled in the current period	—	—
Accretion	61,234	133,829

End of the period	$2,670,049	$2,483,805

2. Earnings Per Share
Net income applicable to common stock was used as the numerator in computing basic and diluted income per common share for the three and nine months ended September 30, 2006 and 2007. The following table reconciles the weighted average shares outstanding used for these computations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2007	2006	2007

Weighted average shares outstanding – basic	11,214,950	13,267,886	11,080,554	13,009,736
Effect of dilutive securities – stock options	165,333	128,808	178,551	132,984

Weighted average shares outstanding-diluted	11,380,283	13,396,694	11,259,105	13,142,720

3. Commitments and Contingencies
None
4. Common Stock Offering
On February 7, 2007, GMX sold 2 million shares of common stock in a public offering. The net proceeds to GMX were approximately $65.5 million. GMX used the net proceeds to fund drilling and development of its East Texas properties and for other general corporate purposes.
5. Hedging Activity
In the first quarter of 2007, GMX entered into a 23 month hedging transaction for 200,000 MMBtus per month at $7.46 per MMBtu effective February 1, 2007, and a 17 month hedging transaction for 100,000 MMBtus per month at $7.60 per MMBtu effective August 1, 2007. The transactions are in the form of a fixed-price swap agreement, pursuant to which GMX receives (if the index price is lower than the fixed price) or pays (if the index price is higher than the fixed price) the difference between the contract price and the index price, which is the Inside FERC – Houston Ship channel price. In addition to the hedges entered into during the first quarter of 2007, GMX had an additional hedge for 100,000 MMBtus per month for $8.005 per MMBtu which expired July 31, 2007. In the third quarter of 2007, GMX entered into a 16 month hedging transaction for 5,000 barrels per month of crude oil at $70 per barrel effective September 1, 2007 through December 31, 2008. The crude oil index price of this fixed-price swap agreement is the daily average of the West Texas Intermediate light sweet crude oil price for the NYMEX futures contract. GMX entered into these hedges to partially reduce its exposure to natural gas and oil price risk for the period of the hedges.

As a result of GMX’s hedging activities, GMX recognized $1,498,500 and $2,492,500, respectively, of additional oil and gas sales for the three and nine months ended September 30, 2007, and $328,000 for both the three and nine months ended September 30, 2006.
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
GMX periodically enters into financial hedging activities with respect to a portion of its projected oil and natural gas production through various financial transactions to manage its exposure to oil and gas price volatility and to meet the requirements of its bank credit facility and note agreement described below. These transactions include financial price swaps whereby GMX will receive a fixed price for its production and pay a variable market price to the contract counterparty. These financial hedging activities are intended to support oil and natural gas prices at targeted levels and to manage GMX’s exposure to oil and gas price fluctuations. The oil and gas reference prices upon which these price hedging instruments are based reflect various market indices that have a high degree of historical correlation with actual prices received by GMX.
GMX does not hold or issue derivative instruments for trading purposes. GMX’s commodity price financial swaps were designated as cash flow hedges. Changes in the fair value of these derivatives were reported in “other comprehensive income” net of deferred income tax. These amounts are reclassified to oil and gas sales when the forecasted transaction takes place.

6. Long-Term Debt
As of September 30, 2006 and 2007, long-term debt consisted of the following:

	September 30,
	2006	2007
Note payable to bank, maturity date of July 2011 bearing a variable weighted average interest rate of 8.25% and 7.39% as of September 30, 2006 and 2007, respectively, collateralized by oil and gas properties and all other assets	$10,000,000	$52,000,000
Series A Senior Subordinated Secured Notes due July 2012 with a fixed interest rate of 7.58% and secured by a second lien on all assets of GMX	—	30,000,000
Joint venture partner project (financing non-recourse, no interest rate)	1,866,416	1,758,859

	11,866,416	83,758,859
Current portion	275,077	165,599

Long Term	$11,591,339	$83,593,260

7. Note Purchase Agreement
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
8. Recently Issued Accounting Standards
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
9. Subsequent Events
GMX entered into an amendment to its Bank Agreement effective October 31, 2007 to extend the maturity date from July 8, 2008 to July 15, 2011 and to increase the amount of the loan to a maximum of $125 million from $100 million. As of October 31, 2007, the borrowing base under the Credit Agreement was fixed at $90 million.
In October 2007, GMX entered into a 24 month collar hedging transaction for 100,000 MMBtus per month with a put at $7.50 per MMBtu and a call at $8.15 per MMBtu effective January 1, 2008 through December 31, 2009. The index price for the collar is the inside FERC – Houston Ship channel price.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Strategy
Our strategy will continue to be to build shareholder value by aggressively developing our East Texas natural gas properties, using multiple rigs to develop our undeveloped acreage to increase production and expand our proved and unproved natural gas reserves, while maintaining what we believe to be a strong balance sheet and financial position. At the same time, we will continue to evaluate all strategic alternatives to enhance value for our shareholders, which may include a sale of the Company.
Summary Operating Data
The following table presents an unaudited summary of certain operating data for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Production:
Oil production (MBbls)	19	31	47	89
Natural gas production (MMcf)	1,040	2,018	2,648	5,509
Equivalent production (MMcfe)	1,152	2,201	2,933	6,040

Average Sales Price:
Oil price (per Bbl)	$67.99	$73.27	$65.32	$63.17
Natural gas price (per Mcf) (1)	$6.93	$7.34	$7.00	$7.46

Average sales price (per Mcfe)	$7.36	$7.75	$7.38	$7.73

Operating and Overhead Costs (per Mcfe):
Lease operating expenses	$1.09	$1.14	$.99	$1.03
Production and severance taxes	(.27)	.33	.22	.32
General and administrative	1.08	.93	1.29	.98

Total	$1.90	$2.40	$2.50	$2.33

Cash Operating Margin (per Mcfe)	$5.46	$5.35	$4.88	$5.40

Other (per Mcfe):
Depreciation, depletion and amortization (oil and gas property only)	$1.54	$1.82	$1.49	$1.84

(1)	Net results of gas hedging activities increased the average gas price by $0.74 per Mcf and $0.45 per Mcf for the three months and nine months ended September 30, 2007, respectively, and $0.32 per Mcf and $0.12 per Mcf for the three and nine months ended September 30, 2006, respectively.

Results of Operations—Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Oil and Gas Sales. Oil and gas sales in the three months ended September 30, 2007 increased 101% to $17,050,262 compared to the three months ended September 30, 2006. This increase was due to an increase in production of gas and oil, accounting for 91% of the increase and an increase in oil and gas prices per Mcfe of 5%. The average price per barrel of oil and mcf of gas received in the three months ended September 30, 2007 was $73.27 and $7.34, respectively, compared to $67.99 and $6.93, respectively, in the three months ended September 30, 2006. During the three months ended September 30, 2007, the Company hedged 300,000 MMBtu’s per month of gas through a price swap agreement with a weighted average fixed price of $7.51 per MMBtu. The effect of the price swap agreement increased third quarter 2007 sales revenue by $1,498,500. During the three months ended September 30, 2006, the Company hedged 100,000 MMBtu’s per month in August and September through a fixed price swap agreement with a fixed price of $8.005 per MMBtu, which increased third quarter 2006 sales by $328,000.
Production of oil for the three months ended September 30, 2007 increased to 31 MBbls compared to 19 MBbls for the three months ended September 30, 2006. Gas production for the three months ended September 30, 2007 increased to 2,018 MMcf compared to 1,040 MMcf for the three months ended September 30, 2006, an increase of 94%. Increased production in the three months ended September 30, 2007 resulted primarily from an increase in the number of producing wells in 2007. We expect continued increases in production and revenues, assuming no significant decline in prices, for the rest of the year resulting from continued drilling.
Lease Operations. Lease operations expense increased $1,258,662, or 101%, for the three months ended September 30, 2007 to $2,510,365, compared to the three months ended September 30, 2006. The increased expense resulted from an increase in the number of wells producing and expenses incurred to replace gas lift and pumping equipment during the third quarter of 2007. Lease operations expense on an equivalent unit of production basis was $1.14 per Mcfe in the three months ended September 30, 2007 compared to $1.09 per Mcfe for the three months ended September 30, 2006. This per unit increase resulted from increased production and an increase in well repairs as described above.
Production and Severance Taxes. Production and severance taxes increased to $731,485 in the three months ended September 30, 2007 compared to $(315,120) in the three months ended September 30, 2006. Production and severance taxes are assessed on the value of the oil and gas produced. The increase resulted from severance tax refunds of $811,562 received during the three months ended September 30, 2006. We did not receive notification of any severance tax refunds during the three months ended September 30, 2007. We continue to apply for the severance tax exemptions as new wells are drilled. Upon approval by the State of Texas, certain wells are exempt or subject to a reduced severance tax rate for a period of ten years.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $2,520,477, or 119%, to $4,630,064 in the three months ended September 30, 2007. This increase is due primarily to higher production levels and higher costs. The oil and gas properties only depreciation, depletion and amortization rate per equivalent unit of production was $1.82 per Mcfe in the three months ended September 30, 2007 compared to $1.54 per Mcfe in the three months ended September 30, 2006. The depletion rate increased primarily from the effects of higher drilling and completion costs. Depreciation, depletion and amortization expense is also expected to increase for the remainder of the year as production increases.
Interest. Interest expense for the three months ended September 30, 2007 was $1,215,035 compared to $343,287 for the three months ended September 30, 2006. This increase was primarily attributable to increased bank borrowings during the three months ended September 30, 2007 and the interest from the subordinated notes that were issued in July 2007. Interest expense is expected to increase for the remainder of the year due to additional borrowings on the Company’s credit facility as well as interest on the subordinated notes.
General and Administrative Expense. General and administrative expense for the three months ended September 30, 2007 was $2,037,124 compared to $1,239,808 for the three months ended September 30, 2006. This increase of $797,316, or 64%, was the result of an increase in non-cash compensation expense relating to accounting for stock options and an increase of administrative and supervisory personnel. General and administrative expense per equivalent unit of production was $0.93 per Mcfe for the three months ended September 30, 2007 compared to $1.08 per Mcfe for the comparable period in 2006. We expect general and administrative expense will increase in the remainder of the year due to increases in personnel and recognition of non cash compensation expense, but we expect these costs to decline on a per unit basis as our production and revenues increase.
Income Taxes. Income tax expense for the three months ended September 30, 2007 was $2,413,101 compared to $1,043,900 for the three months ended September 30, 2006. The increase in deferred tax expense in the 2007 period is due primarily to the increase in the difference between the financial carrying value of oil and gas properties and other property and equipment, including GMX’s drilling rigs, and the associated tax basis. During the third quarter of 2007 GMX recognized approximately $14,000 of current tax expense related to alternative minimum tax.
Results of Operations—Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Oil and Gas Sales. Oil and gas sales in the nine months ended September 30, 2007 increased 116% to $46,692,679 compared to the nine months ended September 30, 2006. This increase is due to increases in production of gas and oil from new wells drilled and producing, and by increases in prices of oil and gas. The increase in production was 106% and the increase in oil and gas prices per Mcfe was 5%. The average prices per barrel of oil and mcf of gas received in the nine months ended September 30, 2007 were $63.17 and $7.46, respectively, compared to $65.32 and $7.00, respectively, in the nine months ended September 30, 2006. Production of oil for the first nine months ended 2007 increased to 89 MBbls compared to 47 MBbls for the first nine months of 2006. Gas production increased to 5,509 MMcf for the first nine months of 2007 compared to 2,648 MMcf for the first nine months ended September 30, 2006, an increase of 108%. During the nine months ended September 30, 2007, the Company hedged an average of 278,000 MMBtu’s per month of gas through price swap agreements with a weighted average fixed price of $7.62 per MMBtu. The effect of the price swap agreements increased 2007 sales revenue by $2,492,500. During the nine months ended September 30, 2006, the Company hedged 100,000 MMBtu’s per month of gas in August and September through a price swap agreement with a fixed price of $8.005 per MMBtu. The effect of the price swap agreement increased 2006 sales revenue by $328,000.

Lease Operations. Lease operations expense increased $3,322,895 in the nine months ended September 30, 2007 to $6,228,526, a 114% increase compared to the nine months ended September 30, 2006. Increased expense resulted from an increase in the number of wells and expenses incurred to replace gas lift and pumping equipment. Lease operations expense on an equivalent unit of production basis was $1.03 per Mcfe in the nine months ended September 30, 2007 compared to $0.99 per Mcfe for the nine months ended September 30, 2006.
Production and Severance Taxes. Production and severance taxes increased 196% to $1,919,315 in the nine months ended September 30, 2007 compared to $647,362 in the nine months ended September 30, 2006. Production and severance taxes are assessed on the value of the oil and gas produced. Production and severance taxes on an equivalent unit of production was $0.32 per Mcfe for the nine months ended September 30, 2007 compared to $0.22 per Mcfe for the nine months ended September 30, 2006. The increase per Mcfe in production and severance taxes is due to severance tax refunds of approximately $812,000 being recorded in the nine months of 2006 verses only approximately $369,000 in the nine months of 2007. We record severance tax refunds for certain wells upon approval of the refund request by the State of Texas. The refunds received in the nine months of 2006 includes refunds for wells drilled prior to 2006. Upon approval by the State of Texas, certain wells are exempt or subject to a reduced severance tax rate for a period of ten years. An increasing amount of natural gas production is exempt or subject to a reduced severance tax rate.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $7,341,426 to $12,564,457 in the nine months ended September 30, 2007, up 141% from the nine months ended September 30, 2006. This increase is due primarily to higher production levels and higher drilling costs. The oil and gas properties only depreciation, depletion and amortization rate per equivalent unit of production was $1.84 per Mcfe in the nine months ended September 30, 2007 compared to $1.49 per Mcfe in the nine months ended September 30, 2006.
Interest. Interest expense for the nine months ended September 30, 2007 was $2,081,250 compared to $547,955 for the nine months ended September 30, 2006. This increase is primarily attributable to a higher average bank debt balance outstanding during the nine months ended September 30, 2007 and interest on the subordinated notes that were issued in July 2007.
General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2007 was $5,913,919 compared to $3,792,771 for the nine months ended September 30, 2006, an increase of 56%. This increase of $2,121,148 was the result of an increase in non-cash compensation expense relating to accounting for stock options and an increase in salaries and expenses of technical and administrative personnel needed for field work and expenses in preparation of drilling. General and administrative expense per equivalent unit of production was $0.98 per Mcfe for the nine months ended September 30, 2007 compared to $1.29 per Mcfe for the comparable period in 2006.

Income Taxes. Income tax expense for the nine months ended September 30, 2007 was $6,150,701 compared to $2,039,000 for the nine months ended September 30, 2006. The increase in deferred tax expense in 2007 is due primarily to the increase in the difference between the financial carrying value of oil and gas properties and other property and equipment, including GMX’s drilling rigs and the associated tax basis. GMX recognized approximately $14,000 of current tax expense related to alternative minimum tax during the nine months ended September 30, 2007.
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
Our expected capital expenditures for 2007 is $177 million to $188 million, depending on how many rigs are available to us and PVOG and when they are available. This would fund the drilling of 123 gross/73 net wells, including as many as 110 gross/60 net Upper Cotton Valley wells. We expended $138.6 million in the first nine months which included additions to our pipelines and the purchase of other property and equipment. In the nine months ended September 30, 2007, we drilled 91 gross/54.1 net wells, including 85 gross/50.5 net Upper Cotton Valley wells. We expect to budget at least $180 million in capital expenditures in 2008.
Funding for the capital expenditures in 2007 is expected to be provided by cash flow from operations estimated to be approximately $40 million, common stock sale proceeds of $65.5 million received during the first quarter, advances under our existing credit facility ($90 million as of October 31, 2007 based on the last Borrowing Base determination), and proceeds from senior subordinated notes of $30 million issued in the third quarter. These sources would provide approximately $185 million. For the first nine months of 2007, our cash flow from operations was $32.4 million.
Funding for the 2008 preliminary budgeted capital expenditures of at least $180 million is expected to be provided by cash flow from operations, increased availability under our bank credit facility as well as proceeds of additional debt or equity offerings.
Cash Flow—Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
In the nine months ended September 30, 2007 and 2006, we spent $125.3 million and $63.1 million, respectively, in oil and gas acquisitions and development activities. We also spent $13.4 million in acquisitions of property and equipment, primarily drilling rigs, compressors and pipelines, in the first nine months of 2007, compared to $17.8 million in the first nine months of 2006. These investments were funded for the nine months ended September 30, 2007 by proceeds from issuance of common stock and subordinated notes, working capital borrowings under our credit facility, and cash flow from operations. Cash flow provided by operating activities in the nine months ended September 30, 2007 was $32.4 million compared to cash flow provided by operating activities in the nine months ended September 30, 2006 of $15.1 million and was primarily a result of increased production from new wells drilled.

Credit Facility
On June 7, 2006, we, Capital One, National Association, as agent (“Capital One”) and Union Bank of California, N.A. (“Union Bank”) entered into an Amended and Restated Loan Agreement (the “Loan Agreement”). The Loan Agreement also provides for the addition of additional lenders from time to time and provides revolving credit, subject to the borrowing base limitation. During the first nine months of 2007, we borrowed a net $12 million under this credit facility to fund capital expenditures. At September 30, 2007, we had $52 million borrowed under the Loan Agreement.
We entered into an amendment to the Loan Agreement effective October 31, 2007 to extend the maturity date from July 8, 2008 to July 15, 2011 and to increase the maximum amount of the loan to a maximum of $125 million, up from $100 million, subject to the borrowing base limitation. As of October 31, 2007, the borrowing base under the Credit Agreement was fixed at $90 million.
For full description of the covenants under the Loan Agreement, see our Annual Report on Form 10-K for the year ended December 31, 2006.
Common Stock Offering
On February 7, 2007, we sold 2 million shares of common stock in a public offering. The net proceeds to us were approximately $65.5 million. We used the net proceeds to fund drilling and development of our East Texas properties and for other general corporate purposes.
Senior Subordinated Secured Notes
On July 31, 2007, we entered into a Note Purchase Agreement (“Note Agreement”) with The Prudential Insurance Company of America (“Prudential”) providing for the issuance and sale from time to time of up to $100 million in senior subordinated secured notes (the “Subordinated Notes”) and sold to Prudential an initial tranche of $30 million of 7.58% Series A fixed rate notes due July 31, 2012 (the “Series A Notes”) with interest payable quarterly. Proceeds from the sale of the Series A Notes are being used for general corporate purposes including additional funding of drilling and development costs in the Cotton Valley Sands in East Texas. The Subordinated Notes are secured by a second lien on all of our and our subsidiaries’ assets and are guaranteed by our subsidiaries, subject to the terms of an Intercreditor Agreement between our senior bank lenders and the collateral agent for the Noteholders, including Prudential. The principal covenants contained in the Note Agreement, in addition to customary covenants for similar transactions are:
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
In connection with the execution of the Note Agreement, we entered into an amendment to our Loan Agreement to permit the issuance of the Series A Notes and to modify the Loan Agreement and certain of the security documents to conform to the Note Agreement.

Hedging Activity
In the first quarter of 2007, we entered into a 23 month hedging transaction for 200,000 MMBtus per month at $7.46 per MMBtu effective February 1, 2007, and a 17 month hedging transaction for 100,000 MMBtus per month at $7.60 per MMBtu effective August 1, 2007. The transactions are in the form of a fixed-price swap agreement, pursuant to which we receive (if the index price is lower than the fixed price) or pays (if the index price is higher than the fixed price) the difference between the contract price and the index price, which is the Inside FERC – Houston Ship channel price. In addition to the hedges entered into during the first quarter of 2007, we had an additional hedge for 100,000 MMBtus per month for $8.005 per MMBtu which expired July 31, 2007. In the third quarter of 2007, GMX entered into a 16 month hedging transaction for 5,000 barrels per month of crude oil at $70 per barrel effective September 1, 2007 through December 31, 2008. The crude oil index price of this fixed-price swap agreement is the daily average of the West Texas Intermediate light sweet crude oil price for the NYMEX futures contract. In October 2007, we entered into a 24 month collar hedging transaction for 100,000 MMBtus per month with a put at $7.50 per MMBtu and a call at $8.15 per MMBtu effective January 1, 2008 through December 31, 2009. The index price for the collar is the inside FERC – Houston Ship channel price.
We enter into these hedges to partially reduce exposure to natural gas and oil price risk for the period of the hedges.
As a result of our hedging activities, we recognized $1,498,500 and $2,492,500, respectively, of additional oil and gas sales for the three and nine months ended September 30, 2007. During the nine months ended September 30, 2006, the Company hedged 100,000 MMBtu’s per month of gas in August and September through a price swap agreement with a fixed price of $8.005 per MMBtu. The effect of the price swap agreement increased the first nine months of 2006 sales revenue by $328,000.
By using derivative instruments to hedge exposures to changes in commodity prices, we exposed ourself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are usually placed with counterparties that we believe are minimal credit risks.
Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates or commodity prices. The market risk associated with commodity price is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
We periodically enter into financial hedging activities with respect to a portion of our projected oil and natural gas production through various financial transactions to manage our exposure to oil and gas price volatility and to meet the requirements of our Bank Agreement and Note Agreement. These transactions include financial price swaps whereby we will receive a fixed price for its production and pay a variable market price to the contract counterparty. These financial hedging activities are intended to support oil and natural gas prices at targeted levels and to manage our exposure to oil and gas price fluctuations. The oil and gas reference prices upon which these price hedging instruments are based reflect various market indices that have a high degree of historical correlation with actual prices received by us.

We do not hold or issue derivative instruments for trading purposes. Our commodity price financial swaps were designated as cash flow hedges. Changes in the fair value of these derivatives were reported in “other comprehensive income” net of deferred income tax. These amounts are reclassified to oil and gas sales when the forecasted transaction takes place.
Production Guidance
We estimate total production for 2007 will be approximately 8.7 Bcfe. We estimate total production for the fourth quarter of 2007 will be 2.7 Bcfe.
Contractual Obligations
In the three and nine months ended September 30, 2007, there have been no material changes outside the ordinary course of business other than to add the $30 million in long term debt under our Series A Notes which will require annual interest payments of $2,274,000 until maturity in July 2012 when the entire $30 million in principal is due.
Critical Accounting Policies
Our critical accounting policies are summarized in our annual report on Form 10-K for the year ended December 31, 2006. There have been no changes in those policies.
Recently Issued Accounting Standards
The Financial Accounting Standards Board (FASB) recently issued the following standards which were reviewed by us to determine the potential impact on our financial statements upon adoption. We have concluded that the following new accounting standards are applicable.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
Our major market risk exposure is pricing applicable to our natural gas production and, to a lesser extent, our oil production. Prices for natural gas and oil are volatile. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Hedging Activity, for a description of a hedging transactions we have executed in 2006 and 2007.
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. As of September 30, 2007, we had $52 million in bank debt outstanding at an interest rate indexed to the 90 day LIBOR rate that exposes us to the risk of increased interest costs if interest rates rise. Assuming a 100 basis point increase in interest rates on the floating rate debt, annual interest expense would increase by approximately $520,000. We expect to borrow additional funds during the remainder of the year to pay drilling and development costs. As of September 30, 2007, we had not entered into any interest rate swap agreements with respect to this debt.
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

Date: November 8, 2007	GMX RESOURCES INC. (Registrant)
/s/ Ken L. Kenworthy, Sr.
Ken L. Kenworthy, Sr., Executive Vice President
and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of GMX Resources Inc. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, File No. 333-49328)

3.2	Amended Bylaws of GMX Resources Inc. (Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-KSB for the year ended December 31, 2004)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of GMX Resources Inc. dated May 17, 2005 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed May 18, 2005)

3.4	Certificate of Designation of 9.25% Series B Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-A filed on August 5, 2006)

4.4	Rights Agreement dated May 17, 2005 by and between GMX Resources Inc. and UMB Bank, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.1 to Form 8-K filed May 18, 2005)

10.1*	Amended and Restated Stock Option Plan

10.2	Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2, File No. 333-49328)

10.3	Participation Agreement dated December 29, 2003 by and among Penn Virginia Oil & Gas Company, the Company and its wholly owned subsidiaries (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 29, 2003)

10.3(a)	First Amendment dated February 27, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 14, 2004)

10.3(b)	Second Amendment dated May 9, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 14, 2004)

Exhibit No.	Description
10.3(c)	Third Amendment dated April 6, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed September 14, 2004)

10.3(d)	Fourth Amendment dated August 11, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed September 14, 2004)

10.3(e)	Fifth Amendment dated effective January 1, 2005 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.6(e) to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, filed May 12, 2005)

10.3(f)	Sixth Amendment dated effective January 1, 2006, to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 20, 2006)

10.4	Amended and Restated Loan Agreement dated October 31, 2007 between GMX Resources Inc., Capital One, National Association, and Union Bank of California, N.A. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 2, 2007)

10.5	Asset Purchase Agreement dated December 8, 2005 between GMX Resources Inc. and McLachlan Drilling Co. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 12, 2005)

10.6(a)	Note Purchase Agreement dated July 31, 2007 between GMX Resources Inc. and The Prudential Insurance Company of America (Incorporated by reference to Exhibit 10.6(a) to Quarterly Report on form 10-Q for the quarter ending June 30, 2007, filed August 9, 2007)

10.6(b)	Intercreditor Agreement dated July 31, 2007 between the Noteholders, Capital One, National Association, Union Bank of California, N.A. and The Bank of New York Trust Company, N.A., as collateral agent (Incorporated by reference to Exhibit 10.6(b) to Quarterly Report on form 10-Q for the quarter ending June 30, 2007, filed August 9, 2007)

14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to Annual Report on Form 10-KSB for the year ended December 31, 2003)

21	List of Subsidiaries (Incorporated by reference to Exhibit 21 to Annual Report on Form 10-KSB for the year ended December 31, 2005)

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*	Filed herewith