Form 10-K/A
period 2006-12-31
GMX RESOURCES INC
filed 2008-01-24
CIK 1127342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission file number 001-32977
GMX RESOURCES INC.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1534474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9400 North Broadway, Suite 600, Oklahoma City, Oklahoma	73114
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)	(405) 600-0711
Securities registered under Section 12(b) of the Exchange Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, $0.001 par value	The NASDAQ Stock Market, LLC
Series B Cumulative Preferred Stock, $0.001 par value	The NASDAQ Stock Market, LLC
Securities registered under Section 12(g) of the Exchange Act: None
Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated file ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2006 aggregate market value was $272,118,201.
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

EXPLANATORY NOTE
We are filing this amendment (“Amended Report”) to our Annual Report for the year ended December 31, 2006 (“Report”) to reflect changes made in response to comments received by us from the Staff of the Securities and Exchange Commission (“SEC”) in connection with the Staff’s review of the Report. Our consolidated financial position and consolidated results of operations for the periods presented have not been restated from the consolidated financial position and consolidated results of operations originally reported. For convenience and ease of reference we are filing the Amended Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this Amended Report is as of the original filing date of our Report and has not been amended to reflect any subsequent events.
Pursuant to the rules of the SEC, currently dated certifications from our Chief Executive Officer and Chief Financial Officers required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are filed herewith. The following sets forth the changes made to the Report by this amendment:
1. The Company’s Commission File Number was amended to correct a typographical error.
2. The address of the SEC under the heading “Availability of Information,” on page 11 was corrected.
3. The statements of cash flows on page F-8 were amended to eliminate the line item “Net cash provided by operating activities before working capital changes.”
4. Footnote A of the Financial Statements under the subheading “Property and Equipment” has been revised to more fully describe the full cost method of accounting that we use in conformity with SEC regulations.
5. Footnote A of the Financial Statements under the heading “Revenue Recognition and Natural Gas Balancing” has been revised to more accurately reflect when production is considered to be sold for purposes of revenue recognition.
6. Footnote B of the Financial Statements has been revised to reflect total acquisition costs not subject to amortization by year. In addition the amount of capital cost of unproved properties excluded from amortization has been shown separately on the face of the balance sheet.
7. Footnote N of the Financial Statement footnotes has been amended to correct a typographical error in the date of our common stock offering.
8. Exhibits 31.1 and 31.2 have been revised to eliminate the title of the certifying individual at the beginning of the certification.
9. The heading of the risk factor relating to estimation of reserves and future net cash flows on page 16 has been revised.
10. Exhibits 23.2 and 23.3 have been added to include consents of independent engineers. A new accountant’s consent has been included as Exhibit 23.1.

11. Footnote L to the Financial Statements has been amended to add disclosure for the reasons for increases in reserve quantities from extensions, discoveries and other additions.
The Staff also issued comments regarding the quantity of proved reserves we reported at December 31, 2006, primarily the quantities of proved undeveloped reserves reported. To a lesser extent the comments relate to quantities of proved developed non-producing reserves associated with two wells that had been drilled but not fully completed at year end (but which were subsequently successfully completed). We have responded to the Staff comments stating our position that we believe our 2006 reserve estimates were correct in all material respects and are awaiting further communication from the Staff. If the Staff continues to disagree with our position, and we are unable to subsequently satisfactorily resolve the Staff’s concerns, we may be required to amend the Report again to lower the amount of reserves reported, which would in turn possibly require a restatement of our financial statements for the year then ended, as well as quarterly financial statements for the first three quarters of 2007, to reflect depletion at a higher rate than has been previously reported, which would in turn reduce our previously reported net income and net income per share. Any reduction in reserves would also reduce the previously reported Present Value of the reserves and the standardized measure of discounted future cash flows. Any such restatement would not affect previously reported cash flow from operating activities. We do not anticipate that any change in reported reserve quantities would require any writedown of the value of oil and gas properties on our 2006 year end balance sheet. The exact quantity of any reserve quantity adjustment that may be ultimately required, if any, is not yet certain but it could be a reduction in total reserves as of year end 2006 of approximately 37.8 Bcfe, from the 258.4 Bcfe previously reported to 220.6 Bcfe (a decrease of 14.6%), of which 29.9 Bcfe would be a reduction in proved undeveloped reserves and 7.9 Bcfe would be a reduction in proved developed reserves. The potential after tax financial effect from this reserve reduction would be an increase of depreciation, depletion and amortization expense (and a decrease in net income) of $280,000 or $0.02 per diluted common share (a decrease of 3%) for the year ended December 31, 2006 and $1.2 million or $0.09 per diluted common share (a decrease of 14%) for the nine months ended September 30, 2007. We do not anticipate that any of the SEC Staff comments will affect our year end 2007 proved reserve estimate of 437 Bcfe because we believe the 2007 reserve estimates have been prepared on a basis consistent with the Staff’s comments. However, until the Staff’s position is more certain, there is a risk that our 2006 and 2007 reserve estimates may require further adjustments.

GMX RESOURCES INC.
Form 10-K

i

ii

PART I
Item 1. Business
General
GMX Resources Inc. (referred to herein as “we,” “us,” “GMX” or the “Company”) is an independent oil and gas company engaged in the development and exploitation of natural gas and oil properties. Our drilling, development and production activities are primarily focused on the Cotton Valley Sands in the Carthage, North Field of Harrison and Panola counties of East Texas. In addition to our wholly-owned properties in the Carthage, North Field, we are a party to a joint development agreement with Penn Virginia Oil & Gas, L.P. (“PVOG”), a wholly-owned subsidiary of Penn Virginia Corporation (NYSE: PVA). As of December 31, 2006, we owned 164 gross (95.8 net) producing wells; of these, 119 gross (56.3 net) Cotton Valley wells are located in the Carthage, North Field. We also hold a large inventory of Cotton Valley Sand development prospects, including 29,004 gross (15,789 net) acres which includes net proceeds lease of 641 acres. We have remaining 597 gross and 362.7 net Cotton Valley locations based on 40 acre well spacing. We believe the Cotton Valley Formation in this area is composed of eight gas saturated layers ranging from 8,000 to 12,000 feet deep. The Upper Cotton Valley Sands encompasses the Stroud, BCD, Davis and Taylor layers and the Lower Cotton Valley layers encompass the Upper, Middle and Lower Bossier shale as well as the Haynesville Lime, and below the Cotton Valley is the Smackover Lime. As of March 12, 2007, we recently completed our first two horizontal wells in the Upper Cotton Valley Sands and had one additional horizontal well to complete. Depending on the success of these wells, we may drill additional horizontal wells in 2007. We recently received a final order amending the field rules for the Carthage, North (Cotton Valley) Field, Harrison and Panola counties, Texas that permits 20 acre spacing. We are also involved in the drilling and development of wells in the Tatum Basin in Southeast New Mexico, where we had interests in 9 gross (5.6 net) producing natural gas wells as of December 31, 2006.
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

2006 and 2007 Developments
Our focus in 2006 was, and in 2007 will be, the continued drilling and development of our interests in the Carthage, North Field. During 2006, PVOG drilled and completed a total of 46 gross wells, 16 wells net to GMX. Of these 46 gross wells, 35 gross and 10.5 net were drilled and completed in the JV 30% and 11 gross and 5.5 net were drilled and completed in JV 50% Areas. In the GMXR 100% Area, we drilled 19 wells (17 Cotton Valley and 2 Travis Peak) and completed 15 (13 Cotton Valley and 2 Travis Peak) before year-end. The remaining 4 wells drilled in 2006 were completed in early 2007. We and PVOG increased the number of rigs we were using in the Carthage, North Field to seven at year end. We constructed and put in use one drilling rig and partially constructed our third rig in 2006. We use these rigs to drill in our GMXR 100% area. Our capital expenditures in 2006 were $130.6 million, of which $26.2 million was expended on rigs, equipment and gathering systems and the balance on drilling and completion of wells, acreage acquisitions, recompletions, and costs incurred for wells to be drilled in 2007. The average Cotton Valley vertical well costs for 2006 was approximately $1.85 million. For more details on our joint development agreement with PVOG, see “Item 2. Properties – East Texas.”
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
Availability of Information
We file periodic reports and proxy statements with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We file our reports with the SEC electronically. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of this site is http://www.sec.gov.
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
Estimates of proved natural gas and oil reserves and present value of proved reserves are not precise.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
General
As of December 31, 2006, we owned properties in the following productive fields and basins in the United States:
•	East Texas, Carthage, North Field and Northwest Louisiana and East Texas, Waskom Field;

•	The Tatum Basin, Crossroads Field in Southeast New Mexico.

The following table sets forth certain information regarding our activities in each of these areas as of December 31, 2006.

	East Texas	Southeast
	and	New
Property Statistics:	Louisiana	Mexico	Total
Proved reserves (MMcfe)	256,311	2,092	258,403
Percent of total proved reserves	99%	1%	100%
Gross producing wells	155	9	164
Net producing wells	90.1	5.7	95.8
Gross acreage	31,737	1,920	33,657
Net acreage	17,786	1,458	19,244
Proved developed reserves (MMcfe)	75,181	1,302	76,483
Proved undeveloped reserves (MMcfe)	181,130	790	181,920
Estimated total future development costs ($000s)	308,951	956	309,907
Estimated 2007 development costs ($000s)	145,000	0	145,000
Proved undeveloped locations	274	1	275

Year ended December 31, 2006 results:
Production (net MMcfe)	4,166	161	4,327
Average net daily production (Mcfe)	11,413	442	11,855
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

	Years Ended December 31,
	2004	2005	2006
Proved Developed:
Gas (MMcf)	18,980	41,503	70,801
Oil (MBbls)	584	770	947
Total (MMcfe)	22,484	46,123	76,484
Proved Undeveloped:
Gas (MMcf)	37,908	108,673	171,140
Oil (MBbls)	653	1,201	1,797
Total (MMcfe)	41,826	115,880	181,920

Total Proved:
Gas (MMcf)	56,888	150,176	241,941
Oil (MBbls)	1,237	1,971	2,744
Total (MMcfe)	64,309	162,003	258,404

Estimated Future Net Revenues [1] ($000s)	$214,278	$1,648,402	$1,577,259

Present Value [1] ($000s)	$83,237	$409,624	$262,066

Standardized Measure [1] ($000s)	$64,231	$302,396	$196,015

[1]
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
We have never declared or paid any cash dividends on our shares of common stock and do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future. Currently, we intend to retain any future earnings for use in the operation and expansion of our business. Any future decision to pay cash dividends on our common stock will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other facts our board of directors may deem relevant. The payment of dividends is currently prohibited under the terms of our revolving credit facility and may be similarly restricted in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Credit Facility.”
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2006 relating to equity compensation plans.

	Number of Shares to	Weighted-Average	Remaining Shares
	be Issued Upon	Exercise Price of	Available for Future
	Exercise of	Outstanding	Issuance Under Equity
Plan Category	Outstanding Options	Options	Compensation Plans
Equity Compensation Plans Approved by Shareholders	270,250	$14.89	134,749

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
Comparison of Cumulative Total Return of Our Stock, Russell 2000 Index and the AMEX Oil Index:

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among GMX Resources, Inc., The Russell 2000 Index
And The AMEX Oil Index

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

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

	Years Ended December 31,
	2002	2003	2004	2005	2006
Statement of Operations Data:
Oil and gas sales	$5,970,792	$5,367,370	$7,689,882	$19,026,050	$31,882,072
Interest and other income	17,550	21,424	143,828	166,654	150,616

Total revenues	5,988,342	5,388,794	7,833,710	19,192,704	32,032,688

Lease operations	1,324,481	850,034	1,261,109	2,070,286	4,478,805
Production and severance taxes	382,825	384,069	518,721	1,241,338	464,822
General and administrative	2,577,388	1,578,865	1,985,912	3,388,396	5,828,865
Depreciation, depletion and amortization	1,901,976	1,549,678	2,043,485	3,982,079	8,046,173
Interest	510,472	439,313	558,504	142,409	824,055

Total expenses	6,697,142	4,801,959	6,367,731	10,824,508	19,642,720

Income (loss) before income taxes	(708,800)	586,835	1,465,979	8,368,196	12,389,968
Income tax expense — current	(263,000)	—	24,206	—	—
Income tax expense — deferred	—	—	—	1,212,100	3,415,100

Net income before cumulative effect of a change in accounting principle	(445,800)	586,835	1,441,773	7,156,096	8,974,868
Cumulative effect of a change in accounting principle	—	(51,834)	—	—	—
Preferred stock dividends	—	—	—	—	1,798,610

Net income (loss) applicable to common stock	$(445,800)	$535,001	$1,441,773	$7,156,096	$7,176,258

Net income (loss) per share — before cumulative effect	$(.07)	$.09	$.19	$.81	$.65
Cumulative effect	—	(.01)	—	—	—

Net income (loss) per share — basic	$(.07)	$.08	$.19	$.81	$.65

Net income (loss) per share — diluted	$(.07)	$.08	$.19	$.79	$.64

Weighted average common shares — basic	6,550,000	6,560,000	7,396,880	8,797,529	11,120,204
Weighted average common shares — diluted	6,550,000	6,560,000	7,491,778	9,102,181	11,283,265

Statement of Cash Flows Data:
Cash provided by (used in) operating activities	$(2,547,639)	$1,014,290	$3,684,155	$16,323,103	38,333,076
Cash provided by (used in) investing activities	1,267,831	464,315	(8,877,944)	(39,549,002)	(130,572,799)
Cash provided by (used in) financing activities	1,820,000	(1,385,000)	5,418,813	24,755,850	94,806,975

Balance Sheet Data (at end of period):
Oil and gas properties, net	$29,359,309	$27,660,317	$35,956,760	$58,927,397	$157,300,361
Total assets	33,319,432	31,501,206	40,991,463	81,103,271	210,322,523
Long-term debt, including current portion	8,100,000	6,690,000	3,762,294	1,756,002	41,820,283
Shareholders’ equity	21,607,463	22,618,565	32,406,856	61,225,096	131,480,942

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Summary Operating and Reserve Data
The following table presents an unaudited summary of certain operating and oil and gas reserve data for the periods indicated.

	Year Ended December 31,
	2002	2003	2004	2005	2006
Production:
Oil (MBbls)	70	35	30	48	69
Natural gas (MMcf)	1,639	917	1,049	1,930	3,915
Gas equivalent (MMcfe)	2,059	1,124	1,231	2,220	4,327

Average Sales Price:
Oil (per Bbl)	$23.48	$30.41	$40.83	$53.35	$63.22
Natural gas (per Mcf) (1)	3.03	4.73	6.15	8.52	7.03

Average sales price (per Mcfe)	$3.22	$4.79	$6.25	$8.57	$7.37

Operating and Overhead Costs (per Mcfe):
Lease operating expenses	$.64	$.74	$1.03	$.93	$1.04
Production and severance taxes(2)	.19	.34	.42	.56	.11
General and administrative	1.25	1.40	1.61	1.53	1.35

Total	$2.08	$2.48	$3.06	$3.02	$2.50

Operating Margin (per Mcfe)	$1.14	$2.31	$3.19	$5.55	$4.87

Other (per Mcfe):
Depreciation, depletion and amortization — oil and gas production	$.92	$1.08	$1.28	$1.58	$1.59

Estimated Net Proved Reserves (as of period-end):
Natural gas (Bcf)	56.7	45.0	56.9	150.2	241.9
Oil (MMbls)	1.7	1.3	1.2	2.0	2.7
Total (Bcfe)	66.7	53.0	64.3	162.0	258.4
Estimated Future Net Revenues ($MM)(3)(4)	$486.3	$178.3	$214.3	$1,648.9	$1,557.3
Present Value ($MM)(3)(4)	$80.6	$71.2	$83.2	$409.6	$262.1
Standardized measure of discounted future net cash flows ($MM)(5)	$54.3	$48.0	$64.2	$302.4	$196.0

[1]
Net of results of hedging activities reduced the average gas price in 2002 by $.40 per Mcf and 2003 by $.48 per Mcf and increased the average gas price in 2006 by $0.24 per Mcf. There was no hedging activity in 2004 or 2005.

[2]	Production and severance taxes in 2006 reflect severance tax refunds of $1,408,433 received or accrued during the year.

[3]	See “Item 1 — Certain Technical Terms.”

[4]
The prices used in calculating Estimated Future Net Revenues and the Present Value are determined using prices as of period end. Estimated Future Net Revenues and the Present Value give no effect to federal or state income taxes attributable to estimated future net revenues. See “Item 2 — Reserves.”

[5]
The standardized measure of discounted future net cash flows gives effect to federal and state income taxes attributable to estimated future net revenues. See “Note L — Supplemental Information on Oil and Gas Operations.”

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

We do not hold or issue derivative instruments for trading purposes. Our commodity price financial swaps were designated as cash flow hedges. Changes in fair value of these derivatives were reported in “other comprehensive income” net of deferred income tax. These amounts were reclassified to oil and gas sales when the forecasted transaction took place. Our cash flow hedge was determined to be highly effective at December 31, 2006. See Note J – Hedging Activities to our consolidated financial statements.
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
Other Financing – 2006 and 2007
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
Commitments and Capital Expenditures
The following table reflects the Company’s contractual obligations as of December 31, 2006.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$40,000,000	$—	$40,000,000	$—	$—
Operating leases	564,950	190,611	339,526	34,813	—
75% PVOG Financing[1]	1,820,283	251,447	386,985	318,884	862,967

Total	$42,385,233	$442,058	$40,726,511	$353,697	$862,967

[1]	PVOG financing is payable out of 75% of revenues from the wells financed and repayment is based on estimated production which may vary from actual.

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
Off-Balance Sheet Arrangements
We do not currently utilize any off-balance sheet arrangements to enhance our liquidity and capital resources position or for any other purpose.
Price Risk Management
See Item 7A – Quantitative and Qualitative Disclosures About Market Risk.

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

			Remaining
		Notional Amount	Notional Amount
		Per Month	as of December 31,	Fixed Price
Effective Date	Maturity Date	(MMBtu)	2006 (MMBtu)	per MMBtu
8/1/2006	7/31/2007	100,000	700,000	$8.005
2/1/2007	12/31/2008	200,000	4,600,000	$7.460
8/1/2007	12/31/2008	100,000	1,700,000	$7.600
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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of December 31, 2006 as reflected in our report included in Item 8.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

GMX RESOURCES INC.
Dated: January 23, 2008	By:	/s/ Ken L. Kenworthy, Jr.
Ken L. Kenworthy, Jr., President

Pursuant to the requirement of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Ken L. Kenworthy, Jr. Ken L. Kenworthy, Jr.	President and Director (Principal Executive Officer)	January 23, 2008

/s/ Ken L. Kenworthy, Sr. Ken L. Kenworthy, Sr.	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	January 23, 2008

/s/ T. J. Boismier T. J. Boismier	Director	January 23, 2008

/s/ Steven Craig Steven Craig	Director	January 23, 2008

/s/ Jon W. McHugh Jon W. McHugh	Director	January 23, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Shareholders GMX Resources Inc. and Subsidiaries
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GMX Resources Inc. and Subsidiaries as of December 31, 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that GMX Resources Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, GMX Resources Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Smith, Carney & Co., p.c.
Oklahoma City, Oklahoma
March 13, 2007

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, our management has conducted an assessment, including testing, using the criteria in Internal Control–Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on the assessment, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2006, based on criteria in Internal Control–Integrated Framework issued by COSO. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Smith, Carney & Co., p.c., an independent registered public accounting firm, as stated in their report which is included herein.
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

GMX Resources Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2005	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,392,497	$4,959,749
Accounts receivable—interest owners	74,971	64,185
Accounts receivable—oil and gas revenues	4,188,451	5,766,286
Derivative instruments	—	1,175,669
Inventories	247,364	373,420
Prepaid expenses and deposits	10,028	1,284,904

Total current assets	6,913,311	13,624,213

OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST METHOD OF ACCOUNTING
Properties being amortized	67,130,448	173,050,284
Properties not subject to amortization	1,789,816	1,124,873
Less accumulated depreciation, depletion, and amortization	(9,992,867)	(16,874,796)

	58,927,397	157,300,361

OTHER PROPERTY AND EQUIPMENT	17,044,734	43,097,326
Less accumulated depreciation	(1,793,781)	(3,742,057)

	15,250,953	39,355,269

OTHER ASSETS	11,610	42,680

TOTAL ASSETS	$81,103,271	$210,322,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,809,387	$24,658,305
Accrued expenses	419,130	3,236,536
Accrued interest	25,430	314,181
Revenue distributions payable	317,232	513,416
Short-term loan	5,100,000	—
Current portion of long-term debt	345,967	251,447

Total current liabilities	14,017,146	28,973,885

LONG-TERM DEBT, LESS CURRENT PORTION	1,410,035	41,568,836

OTHER LIABILITIES	3,238,894	3,271,933

DEFERRED INCOME TAXES	1,212,100	5,026,927

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.001 per share, 10,000,000 shares authorized:
Series A Junior Participating Preferred Stock 25,000 shares authorized, none issued and outstanding	—	—
9.25% Series B Cumulative Preferred Stock, 3,000,000 Shares authorized, 2,000,000 shares issued and outstanding (aggregate liquidation preference $50,000,000)	—	2,000
Common stock, par value $.001 per share–authorized 50,000,000 shares issued and outstanding 9,975,315 shares in 2005 and 11,242,136 shares in 2006	9,975	11,242
Additional paid-in capital	50,965,235	113,265,614
Retained earnings	10,249,886	17,426,144
Other comprehensive income	—	775,942

Total shareholders’ equity	61,225,096	131,480,942

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$81,103,271	$210,322,523

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2004	2005	2006
REVENUE:

Oil and gas sales	$7,689,882	$19,026,050	$31,882,072
Interest income	14,498	161,434	150,285
Other income	129,330	5,220	331

Total revenue	7,833,710	19,192,704	32,032,688

EXPENSES:
Lease operations	1,261,109	2,070,286	4,478,805
Production and severance taxes	518,721	1,241,338	464,822
Depreciation, depletion and amortization	2,043,485	3,982,079	8,046,173
Interest	558,504	142,409	824,055
General and administrative	1,985,912	3,388,396	5,828,865

Total expenses	6,367,731	10,824,508	19,642,720

Income before income taxes	1,465,979	8,368,196	12,389,968

INCOME TAXES	24,206	1,212,100	3,415,100

NET INCOME	1,441,773	7,156,096	8,974,868
Preferred stock dividends	—	—	1,798,610

NET INCOME APPLICABLE TO COMMON STOCK	$1,441,773	$7,156,096	$7,176,258

Earnings per share – Basic	$0.19	$0.81	$0.65

Earnings per share – Diluted	$0.19	$0.79	$0.64

Weighted average common shares – Basic	7,396,880	8,797,529	11,120,204

Weighted average common shares – Diluted	7,491,778	9,102,181	11,283,265

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity
Years Ended December 31, 2004, 2005, and 2006

							Other
					Additional		compre-	Total
	Preferred	Common	Preferred	Common	paid-in	Retained	hensive	shareholders’
	shares	shares	par value	par value	capital	earnings	income	equity
BALANCE AT DECEMBER 31, 2003	—	6,575,000	$—	$6,575	$20,959,973	$1,652,017	$—	$22,618,565

Options Exercised	—	15,000	—	15	14,985	—	—	15,000
Redeemed & Cancelled Warrants	—	—	—	—	(118,712)	—	—	(118,712)
Warrants Granted	—	—	—	—	257,250	—	—	257,250
Warrants Exercised	—	163,540	—	164	177,398	—	—	177,562
Shares Issued	—	1,300,000	—	1,300	8,014,118	—	—	8,015,418
Net income	—	—	—	—	—	1,441,773	—	1,441,773

BALANCE AT DECEMBER 31, 2004	—	8,053,540	$—	$8,054	$29,305,012	$3,093,790	$—	$32,406,856
Options Exercised	—	128,250	—	128	422,787	—	—	422,915
Redeemed & Cancelled Warrants	—	(144,180)	—	(144)	(774,134)	—	—	(774,278)
Warrants Granted	—	—	—	—	—	—	—	—
Warrants Exercised	—	337,705	—	337	1,666,898	—	—	1,667,235
Shares Issued	—	1,600,000	—	1,600	20,344,672	—	—	20,346,272
Net Income	—	—	—	—	—	7,156,096	—	7,156,096

BALANCE AT DECEMBER 31, 2005	—	9,975,315	$—	$9,975	$50,965,235	$10,249,886	$—	$61,225,096
Stock Options Exercised	—	102,500	—	103	555,065	—	—	555,168
Warrants Exercised	—	1,164,321	—	1,164	13,971,776	—	—	13,972,940
Stock Option Compensation Expense	—	—	—	—	662,341	—	—	662,341
Series B Preferred Shares Issued	2,000,000	—	2,000	—	47,111,197	—	—	47,113,197
Preferred Stock Dividends	—	—	—	—	—	(1,798,610)	—	(1,798,610)
Unrealized Gain on Derivative Instruments	—	—	—	—	—	—	775,942	775,942
Net Income	—	—	—	—	—	8,974,868	—	8,974,868

BALANCE AT DECEMBER 31, 2006	2,000,000	11,242,136	$2,000	$11,242	$113,265,614	$17,426,144	$775,942	$131,480,942

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
PROPERTY AND EQUIPMENT: The Company follows the full cost method of accounting for its oil and gas properties. Accordingly, all costs incidental to the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, dry holes and leasehold equipment are capitalized. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.
Capitalized costs are subject to a “ceiling test,” which basically limits such costs to the aggregate of the “estimated present value,” discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair value of unproved properties. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of the estimated future net revenues less estimated future expenditures to be incurred in developing and producing the proved reserves less any related income tax effects. Capitalized costs are depleted by an equivalent unit-of-production method, converting oil to gas at the ratio of one barrel of oil to six thousand cubic feet of natural gas. No gain or loss is recognized upon disposal of oil and gas properties unless such disposal significantly alters the relationship between capitalized costs and proved reserves. Revenues from services provided to working interest owners of properties in which GMX also owns an interest, to the extent they exceed related costs incurred, are accounted for as reductions of capitalized costs of oil and gas properties.

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
REVENUE RECOGNITION AND NATURAL GAS BALANCING: Oil and gas revenues are recognized when sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a purchaser’s pipeline or truck. During the course of normal operations, the Company and other joint interest owners of natural gas reservoirs will take more or less than their respective ownership share of the natural gas volumes produced. These volumetric imbalances are monitored over the lives of the wells’ production capability. If an imbalance exists at the time the wells’ reserves are depleted, cash settlements are made among the joint interest owners under a variety of arrangements.
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
The Company does not hold or issue derivative instruments for trading purposes. The Company’s commodity price financial swaps were designated as cash flow hedges. Changes in fair value of these derivatives were reported in “other comprehensive income” net of deferred income tax. These amounts were reclassified to oil and gas sales when the forecasted transaction took place. The Company’s cash flow hedge was determined to be highly effective at December 31, 2006. See NOTE J – HEDGING ACTIVITIES.
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

GMX Resources Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004, 2005 and 2006
Had GMX elected the fair value provisions of SFAS No. 123(R) in 2004 and 2005, GMX’s net income and net income per share would have differed from the amounts actually reported as shown in the following table:

	Year Ended	Year Ended
	December 31, 2004	December 31, 2005
Net income as reported	$1,441,773	$7,156,096

Add: Stock-based compensation recognized	—	163,379

Deduct: Stock-based compensation, net of tax	(316,085)	(467,085)

Pro forma net earnings	$1,125,688	$6,852,390

Pro forma earnings per share – basic:	$0.15	$0.78

Pro forma earnings per share – diluted	$0.15	$0.75

The following table provides information related to stock option activity during 2004, 2005 and 2006:

		Weighted
	Number of	average exercise
	shares	price
Balance as of December 31, 2003	139,000	$5.69
Granted	190,000	3.83
Exercised	(15,000)	1.00
Forfeited	—	—
Expired	—	—

Balance as of December 31, 2004	314,000	$3.67
Granted	137,000	16.58
Exercised	(128,250)	2.69
Forfeited	—	—
Expired	—	—

Balance as of December 31, 2005	322,750	$8.65
Granted	53,000	35.31
Exercised	(102,500)	5.42
Forfeited	(3,000)	27.91
Expired	—	—

Balance as of December 31, 2006	270,250	$14.89

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
For the January 2004 options, fair value was determined using the Black Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 1%, expected volatility of 116%, and an expected term of four years. For the December 2004 options, fair value was determined using the Black Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 1%, expected volatility of 137%, and an expected term of four years.
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

Balance as of December 31, 2004	$1,764,631
Liabilities incurred	295,756
Liabilities settled	(474,601)
Accretion(1)	70,585
Increase due to revisions(2)	555,862

Balance as of December 31, 2005	$2,212,233
Liabilities incurred	337,160
Liabilities settled	—
Accretion(1)	81,646
Decrease due to revisions(2)	(468,154)

Balance as of December 31, 2006	$2,162,885

[1]	Annual accretion is added to the full cost pool.

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
In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, a revision of SFAS 123, Accounting for Stock-Based Compensation. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services by requiring a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We adopted this statement effective January 1, 2006. The effect of SFAS 123(R) is more fully described above under NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-STOCK BASED COMPENSATION.

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

GMX Resources Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004, 2005 and 2006
NOTE B—PROPERTY AND EQUIPMENT
Property and equipment included the following:

	December 31,
	2005	2006
Oil and gas properties:
Subject to amortization	$67,130,448	$173,050,284
Acquisition costs not subject to amortization:
Acquired in 2006	—	597,630
Acquired in 2005	1,255,680	288,262
Acquired in 2004	432,880	238,981
Acquired prior to 2004	101,256	—

	1,789,816	1,124,873

Accumulated depreciation, depletion, and amortization	(9,992,867)	(16,874,796)

Net oil and gas properties	58,927,397	157,300,361

Other property and equipment	17,044,734	43,097,326

Less accumulated depreciation	(1,793,781)	(3,742,057)

Net other property and equipment	15,250,953	39,355,269

Property and equipment, net of accumulated depreciation, depletion, and amortization	$74,178,350	$196,655,630

As of December 31, 2005 and 2006, only certain acquisition costs were not subject to amortization as it is still undetermined whether or not proved reserves can be assigned to such properties. Subject to industry conditions, evaluation of most of these properties, and the inclusion of their costs in the amortized capital costs is expected to be completed within three years. The Company did not have any exploration or development costs subject to amortization at December 31, 2005 or 2006, respectively.
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
NOTE J — HEDGING ACTIVITY
Effective August 1, 2006, the Company entered into a one-year hedging transaction with Union Bank of California for 100,000 MMBtus per month. This transaction is in the form of a fixed-price swap agreement, pursuant to which the Company receives (if the index price is lower than the fixed price) or pays (if the index price is higher than the fixed price) the difference between $8.005 per MMBtu and the index price, which is the Inside FERC – Houston Ship Channel price. The Company entered into this hedge to partially reduce its exposure to natural gas price risk for the period of the hedge. The Company’s commodity price financial swap was designated as a cash flow hedge and was determined to be highly effective at December 31, 2006.
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
The Company periodically enters into financial hedging activities with respect to a portion of its projected oil and natural gas production through various financial transactions to manage its exposure to oil and gas price volatility. These transactions include financial price swaps whereby the Company will receive a fixed price for its production and pay a variable market price to the contract counterparty. These financial hedging activities are intended to support oil and natural gas prices at targeted levels and to manage the Company’s exposure to oil and gas price fluctuations. The oil and gas reference prices upon which these price hedging instruments are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company.

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
Costs incurred in oil and gas property acquisitions, exploration, and development activities in 2004, 2005 and 2006 are as follows:

	2004	2005	2006
Property acquisition costs – unproved	$851,617	$1,255,680	$597,630
Development costs	9,152,257	25,211,613	104,657,264

	$10,003,874	$26,467,293	$105,254,894

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

GMX Resources Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004, 2005 and 2006
The increase in proved reserves from extensions, discoveries, and other additions is the direct result of additional drilling on the Company’s acreage in East Texas, specifically the exploitation of the Cotton Valley formation. Over the past several years as the Company has drilled Cotton Valley wells, additional offsets have been proved (using SEC definitions of offset as only withinone spacing unit of any existing producer or test).
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

	December 31,	December 31,	December 31,
	2004	2005	2006
	(In thousands)	(In thousands)	(In thousands)
Future cash inflows	$375,427	$1,648,402	$1,577,259
Future production costs	(94,338)	(373,614)	(560,094)
Future development costs	(66,811)	(190,700)	(309,907)
Future income tax provisions	(48,926)	(283,784)	(178,258)

Net future cash inflows	165,352	800,304	529,000
Less effect of a 10% discount factor	(101,121)	(497,908)	(332,985)

Standardized measure of discounted future net cash flows	$64,231	$302,396	$196,015

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

GMX Resources Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004, 2005 and 2006
Principal changes in the standardized measure of discounted future net cash flows attributable to the Company’s proved reserves are as follows:

	December 31,	December 31,	December 31,
	2004	2005	2006
	(In thousands)	(In thousands)	(In thousands)
Standardized measure, beginning of year	$47,975	$64,231	$302,396
Sales of oil and gas, net of production costs	(5,910)	(15,714)	(26,938)
Net changes in prices and production costs	4,409	49,869	(214,311)
Change in estimated future development costs	—	—	(43,753)
Extensions and discoveries, net of future development costs	18,949	223,384	93,427
Development costs that reduced future development costs	6,863	23,629	104,707
Revisions of quantity estimates	(4,035)	26,174	17,399
Sales of reserves in place	—	—	—
Accretion of discount	1,149	97,164	40,962
Changes in timing of production and other	(9,379)	(78,118)	(116,976)
Net changes in income taxes	4,210	(88,223)	39,102

Standardized measure, end of year	$64,231	$302,396	$196,015

NOTE M—QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized unaudited quarterly financial data for 2005 and 2006 are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2006
Revenues	$6,715,890	$6,493,516	$8,534,070	$10,289,212	$32,032,688
Income before income taxes	2,779,804	1,942,117	3,904,805	3,763,242	12,389,968
Net income	2,134,327	1,592,494	2,860,905	2,387,142	8,974,868
Net income applicable to common stock	2,134,327	1,592,494	2,218,545	1,230,892	7,176,258
Basic earnings per share[1]	0.20	0.14	0.20	0.11	0.65
Diluted earnings per share[1]	0.19	0.14	0.19	0.11	0.64

2005
Revenues	$2,617,680	$3,455,375	$4,375,657	$8,743,992	$19,192,704
Income before income taxes	604,524	914,864	2,050,332	4,798,476	8,368,196
Net income	604,524	914,864	2,050,332	3,586,376	7,156,096
Net income applicable to common stock	604,524	914,864	2,050,332	3,586,376	7,156,096
Basic earnings per share[1]	0.07	0.11	0.20	0.35	0.81
Diluted earnings per share[1]	0.07	0.11	0.20	0.33	0.79

[1]	The sum of the per share amounts per quarter does not equal the year due to the changes in the average number of common shares outstanding
NOTE N — SUBSEQUENT EVENT – COMMON STOCK OFFERING
On February 7, 2007, the Company sold 2 million shares of common stock. The net proceeds to the Company were approximately $65.5 million. The Company expects to use the net proceeds to fund drilling and development of its East Texas properties and for other general corporate purposes. Pending such uses, a portion of the net proceeds were used to reduce indebtedness under the Company’s revolving bank credit facility to zero, which will permit additional borrowings in the future under the terms of the credit facility.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of GMX Resources Inc. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, File No. 333-49328)

3.2	Amended Bylaws of GMX Resources Inc. (Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-QSB for the quarter ended September 30, 2004)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of GMX Resources Inc. dated May 17, 2005 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 18, 2005)

3.4	Certificate of Designation of 9.25% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 4.1 to Form 8-A12B filed on August 8, 2006)

4.4	Rights Agreement dated May 17, 2005 by and between GMX Resources Inc. and UMB Bank, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.1 to Form 8-K filed May 18, 2005)

10.1	Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form SB-2, File No. 333-49328)

10.2	Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2, File No. 333-49328)

10.3	Participation Agreement dated December 29, 2003 by and among Penn Virginia Oil & Gas Company, the Company and its wholly owned subsidiaries (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 29, 2003)

10.3(a)	First Amendment dated February 27, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 14, 2004)

10.3(b)	Second Amendment dated May 9, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 14, 2004)

Exhibit No.	Description

10.3(c)	Third Amendment dated April 6, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed September 14, 2004)

10.3(d)	Fourth Amendment dated August 11, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed September 14, 2004)

10.3(e)	Fifth Amendment dated effective January 1, 2005 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.6(e) to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, filed May 12, 2005)

10.3(f)	Sixth Amendment dated effective January 1, 2006, to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 20, 2006)

10.4	Amended and Restated Loan Agreement dated June 7, 2006 between GMX Resources Inc., Capital One, National Association, and Union Bank of California, N.A.. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 9, 2006)

10.4(a)	Amended and Restated Texas Deed of Trust, Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement dated as of June 7, 2006 from GMX Resources Inc. to Capital One, National Association, as Agent (Incorporated by reference to Exhibit 10.2 to Current report on Form 8-K filed June 9, 2006)

10.4(b)	Security Agreement (Stock) dated June 7, 2006 between GMX Resources Inc. and Capital One, National Association (Incorporated by reference to Exhibit 10.3 to Current report on Form 8-K filed June 9, 2006)

10.4(c)	Security Agreement (Promissory Note) dated June 7, 2006 between GMX Resources Inc. and Capital One, National Association (Incorporated by reference to Exhibit 10.4 to Current report on Form 8-K filed June 9, 2006)

10.4(d)	Security Agreement dated June 7, 2006 between Endeavor Pipeline, Inc. and Capital One, National Association (Incorporated by reference to Exhibit 10.5 to Current report on Form 8-K filed June 9, 2006)

10.4(e)	First Amendment to Loan Agreement dated August 4, 2006, between GMX Resources Inc., Capital One, National Association and Union Bank of California, N.A. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 7, 2006)

10.5	Asset Purchase Agreement dated December 8, 2005 between GMX Resources Inc. and McLachlan Drilling Co. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 12, 2005)

14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to Annual Report on Form 10-KSB for the year ended December 31, 2003)

Exhibit No.	Description

21	List of Subsidiaries (Incorporated by reference to Exhibit 21 to Annual Report on Form 10-KSB for the year ended December 31, 2005)

23.1	Consent of Independent Accountants

23.2	Consent of MHA Petroleum Consultants

23.3	Consent of Sproule Associates, Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.