Form 10-Q/A
period 2007-03-31
GMX RESOURCES INC
filed 2008-01-24
CIK 1127342

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

EXPLANATORY NOTES
This Amendment No. 1 to Form 10-Q is being filed to make conforming changes based on amendments to Company’s Annual Report on Form 10-K for the year ended December 31, 2006 in response to comments received from the staff of the Securities and Exchange Commission (“SEC”). For the nature of the changes made, please see the Company’s Form 10-K/A (Amendment No. 1) for the year ended December 31, 2006, filed on January 24, 2008. There are no changes in the Company’s previously reported financial condition, results of operations or cash flows. For convenience of reference, we are filing this amended report in its entirety with applicable changes. All information in this amended report is as of the original filing date and has not been amended to reflect any subsequent events.
Pursuant to the rules of the SEC, currently dated certifications from our CEO and CFO required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are filed herewith.
The following sets forth the changes made to the report by this amendment:
1. The amount of capital cost of properties subject to amortization and properties not subject to amortization has been shown separately on the face of the balance sheet.
2. Exhibits 31.1 and 31.2 have been revised to eliminate the title of the certifying individual at the beginning of the certification.
3. The cover page is amended to correct a typographical error in the SEC file number.

i

GMX Resources Inc.
Form 10-Q/A
Amendment No. 1
For the Quarter Ended March 31, 2007
 i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
GMX Resources Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	March 31,
	2006	2007
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,959,749	$3,377,848
Accounts receivable—interest owners	64,185	76,544
Accounts receivable—oil and gas revenues	5,766,286	6,574,948
Derivative instruments	1,175,669	220,207
Inventories	373,420	329,410
Prepaid expenses and deposits	1,284,904	1,266,308

Total current assets	13,624,213	11,845,265

OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES
Properties being amortized	173,050,284	210,174,162
Properties not subject to amortization	1,124,873	1,918,814
Less accumulated depreciation, depletion, and amortization	(16,874,796)	(20,109,067)

	157,300,361	191,983,909

OTHER PROPERTY AND EQUIPMENT	43,097,326	47,260,109
Less accumulated depreciation	(3,742,057)	(4,663,187)

	39,355,269	42,596,922

OTHER ASSETS	42,680	29,989

TOTAL ASSETS	$210,322,523	$246,456,085

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$24,658,305	$19,756,439
Accrued expenses	3,236,536	3,934,348
Accrued interest	314,181	46,464
Revenue distributions payable	513,416	352,468
Derivative instruments	—	2,498,006
Current portion of long-term debt	251,447	165,599

Total current liabilities	28,973,885	26,753,324

LONG-TERM DEBT, LESS CURRENT PORTION	41,568,836	12,585,424

OTHER LIABILITIES	3,271,933	3,842,936
LONG-TERM DERIVATIVE INSTRUMENTS	—	1,389,993
DEFERRED INCOME TAXES	5,026,927	4,956,149

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.001 per share, 10,000,000 shares authorized:
Series A Junior Participating Preferred Stock 25,000 shares authorized, none issued and outstanding	—	—
9.25% Series B Cumulative Preferred Stock, 3,000,000 shares authorized, 2,000,000 shares issued and outstanding (aggregate liquidation preference $50,000,000)	2,000	2,000
Common stock, par value $.001 per share—authorized 50,000,000 shares; issued and outstanding 11,242,136 shares in 2006 and 13,267,136 shares in 2007	11,242	13,267
Additional paid-in capital	113,265,614	179,249,977
Retained earnings	17,426,144	20,083,756
Other comprehensive income	775,942	(2,420,741)

Total shareholders’ equity	131,480,942	196,928,259

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$210,322,523	$246,456,085

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

2. Earnings Per Share
Net income applicable to common stock was used as the numerator in computing basic and diluted income per common share for the three months ended March 31, 2006 and 2007. The following table reconciles the weighted average shares outstanding used for these computations:

	Three Months Ended
	March 31,
	2006	2007
Weighted average shares outstanding – basic	10,812,264	12,476,626
Effect of dilutive securities – stock options	201,256	132,170

Weighted average shares outstanding – diluted	11,013,520	12,608,796

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

		Notional
		Amount Per	Remaining Notional
	Maturity	Month	Amount as of March	Fixed Price	Fair Value at
Effective Date	Date	(MMBtu)	31, 2007 (MMBtu)	per MMBtu	March 31, 2007
8/1/2006	7/31/2007	100,000	400,000	$8.005	$220,207
2/1/2007	12/31/2008	200,000	4,200,000	$7.460	$(2,739,686)
8/1/2007	12/31/2008	100,000	1,700,000	$7.600	$(1,148,313)

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

GMX RESOURCES INC. (Registrant)
Date: January 24, 2008	/s/ Ken L. Kenworthy, Sr.
Ken L. Kenworthy, Sr.,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of GMX Resources Inc. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, File No. 333-49328)

3.2	Amended Bylaws of GMX Resources Inc. (Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-QSB for the quarter ended September 30, 2004)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of GMX Resources Inc. dated May 17, 2005 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 18, 2005)

3.4	Certificate of Designation of 9.25% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 4.1 to Form 8-A12B filed on August 8, 2006)

4.4	Rights Agreement dated May 17, 2005 by and between GMX Resources Inc. and UMB Bank, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.1 to Form 8-K filed May 18, 2005)

10.1	Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form SB-2, File No. 333-49328)

10.2	Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2, File No. 333-49328)

10.3	Participation Agreement dated December 29, 2003 by and among Penn Virginia Oil & Gas Company, the Company and its wholly owned subsidiaries (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 29, 2003)

10.3(a)	First Amendment dated February 27, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 14, 2004)

10.3(b)	Second Amendment dated May 9, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 14, 2004)

Exhibit No.	Description

10.3(c)	Third Amendment dated April 6, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed September 14, 2004)

10.3(d)	Fourth Amendment dated August 11, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed September 14, 2004)

10.3(e)	Fifth Amendment dated effective January 1, 2005 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.6(e) to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, filed May 12, 2005)

10.3(f)	Sixth Amendment dated effective January 1, 2006, to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 20, 2006)

10.4	Amended and Restated Loan Agreement dated June 7, 2006 between GMX Resources Inc., Capital One, National Association, and Union Bank of California, N.A. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 9, 2006)

10.4(a)	Amended and Restated Texas Deed of Trust, Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement dated as of June 7, 2006 from GMX Resources Inc. to Capital One, National Association, as Agent (Incorporated by reference to Exhibit 10.2 to Current report on Form 8-K filed June 9, 2006)

10.4(b)	Security Agreement (Stock) dated June 7, 2006 between GMX Resources Inc. and Capital One, National Association (Incorporated by reference to Exhibit 10.3 to Current report on Form 8-K filed June 9, 2006)

10.4(c)	Security Agreement (Promissory Note) dated June 7, 2006 between GMX Resources Inc. and Capital One, National Association (Incorporated by reference to Exhibit 10.4 to Current report on Form 8-K filed June 9, 2006)

10.4(d)	Security Agreement dated June 7, 2006 between Endeavor Pipeline, Inc. and Capital One, National Association (Incorporated by reference to Exhibit 10.5 to Current report on Form 8-K filed June 9, 2006)

10.4(e)	First Amendment to Loan Agreement dated August 4, 2006, between GMX Resources Inc., Capital One, National Association and Union Bank of California, N.A. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 7, 2006)

10.5	Asset Purchase Agreement dated December 8, 2005 between GMX Resources Inc. and McLachlan Drilling Co. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 12, 2005)

Exhibit No.	Description

14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to Annual Report on Form 10-KSB/A for the year ended December 31, 2003, filed April 15, 2004)

21	List of Subsidiaries (Incorporated by reference to Exhibit 21 to Annual Report on Form 10-KSB for the year ended December 31, 2006)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.