Form 10-Q/A
period 2007-06-30
GMX RESOURCES INC
filed 2008-01-24
CIK 1127342

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

 i

GMX Resources Inc.
Form 10-Q/A
Amendment No. 1
For the Quarter Ended June 30, 2007

 i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
GMX Resources Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	June 30,
	2006	2007
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,959,749	$5,520,423
Accounts receivable—interest owners	64,185	88,382
Accounts receivable—oil and gas revenues	5,766,286	7,217,186
Derivative instruments	1,175,669	121,901
Inventories	373,420	1,118,174
Prepaid expenses and deposits	1,284,904	1,022,929

Total current assets	13,624,213	15,088,995

OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES
Properties being amortized	173,050,284	255,767,302
Properties not subject to amortization	1,124,873	1,805,020
Less accumulated depreciation, depletion, and amortization	(16,874,796)	(23,839,845)

	157,300,361	233,732,477

OTHER PROPERTY AND EQUIPMENT	43,097,326	52,575,613
Less accumulated depreciation	(3,742,057)	(5,719,639)

	39,355,269	46,855,974

OTHER ASSETS	42,680	17,299

TOTAL ASSETS	$210,322,523	$295,694,745

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$24,658,305	$27,005,758
Accrued expenses	3,236,536	4,460,941
Accrued interest	314,181	351,359
Revenue distributions payable	513,416	475,380
Derivative instruments	—	722,686
Current portion of long-term debt	251,447	152,800

Total current liabilities	28,973,885	33,168,924

LONG-TERM DEBT, LESS CURRENT PORTION	41,568,836	46,555,016

OTHER LIABILITIES	3,271,933	5,056,665
LONG-TERM DERIVATIVE INSTRUMENTS	—	657,475
DEFERRED INCOME TAXES	5,026,927	7,936,990

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.001 per share, 10,000,000 shares authorized:
Series A Junior Participating Preferred Stock 25,000 shares authorized, none issued and outstanding	—	—
9.25% Series B Cumulative Preferred Stock, 3,000,000 shares authorized, 2,000,000 shares issued and outstanding (aggregate liquidation preference $50,000,000)	2,000	2,000
Common stock, par value $.001 per share—authorized 50,000,000 shares; issued and outstanding 11,242,136 shares in 2006 and 13,267,886 shares in 2007	11,242	13,268
Additional paid-in capital	113,265,614	179,570,379
Retained earnings	17,426,144	23,564,478
Other comprehensive income	775,942	(830,450)

Total shareholders’ equity	131,480,942	202,319,675

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$210,322,523	$295,694,745

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
REVENUE
Oil and gas sales	$6,467,631	$16,467,863	$13,157,042	$29,642,417
Interest income	25,885	49,420	52,042	127,664
Other income	—	1,497	322	1,749

Total revenue	6,493,516	16,518,780	13,209,406	29,771,830

EXPENSES
Lease operations	950,571	2,133,078	1,653,928	3,718,161
Production and severance taxes	508,585	695,508	962,482	1,187,830
Depreciation, depletion, and amortization	1,581,202	4,256,610	3,113,444	7,934,393
Interest	162,295	521,754	204,668	866,215
General and administrative	1,348,746	2,113,257	2,552,963	3,876,795

Total expenses	4,551,399	9,720,207	8,487,485	17,583,394

Income before income taxes	1,942,117	6,798,573	4,721,921	12,188,436

INCOME TAXES	349,623	2,161,600	995,100	3,737,600

NET INCOME	1,592,494	4,636,973	3,726,821	8,450,836
Preferred Stock Dividends	—	1,156,252	—	2,312,502

NET INCOME APPLICABLE TO COMMON STOCK	$1,592,424	$3,480,721	$3,726,821	$6,138,334

EARNINGS PER SHARE – Basic	$0.14	$0.26	0.34	$0.48

EARNINGS PER SHARE –Diluted	$0.14	$0.26	0.33	$0.47

WEIGHTED AVERAGE COMMON SHARES – Basic	11,210,188	13,267,767	11,012,818	12,878,577

WEIGHTED AVERAGE COMMON SHARES – Diluted	11,388,435	13,407,477	11,193,210	13,014,414

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

	VOTES
Name	For	Withheld
Ken L. Kenworthy, Jr.	12, 418,019	151,233
Ken L. Kenworthy, Sr.	12, 219,905	349,347
T. J. Boismier	12,519,269	49,983
Steven Craig	12,514,133	55,119
Jon W. “Tucker” McHugh	12,519,233	50,019
1.	Ratify selection of Smith, Carney & Co., P.C. as registered public accounting firm for 2007. This proposal received sufficient votes to be approved.

For	Against	Abstain

12,425,392	140,432	3,427

2.	Amendment to the Company’s Stock Option Plan to increase the shares available for options from 550,000 to 850,000 shares.

For	Against	Abstain

9,256,159	162,789	14,521
Item 5. Other Information
None.
Item 6. Exhibits
See Exhibit Index.
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GMX RESOURCES INC. (Registrant)
Date: January 24, 2008	/s/ Ken L. Kenworthy, Sr.
Ken L. Kenworthy, Sr., Executive Vice
President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of GMX Resources Inc. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, File No. 333-49328)

3.2	Amended Bylaws of GMX Resources Inc. (Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-QSB for the quarter ended September 30, 2004)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of GMX Resources Inc. dated May 17, 2005 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 18, 2005)

3.4	Certificate of Designation of 9.25% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 4.1 to Form 8-A12B filed on August 8, 2006)

4.4	Rights Agreement dated May 17, 2005 by and between GMX Resources Inc. and UMB Bank, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.1 to Form 8-K filed May 18, 2005)

10.1	Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form SB-2, File No. 333-49328)

10.2	Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2, File No. 333-49328)

10.3	Participation Agreement dated December 29, 2003 by and among Penn Virginia Oil & Gas Company, the Company and its wholly owned subsidiaries (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 29, 2003)

10.3(a)	First Amendment dated February 27, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 14, 2004)

10.3(b)	Second Amendment dated May 9, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 14, 2004)

Exhibit No.	Description

10.3(c)	Third Amendment dated April 6, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed September 14, 2004)

10.3(d)	Fourth Amendment dated August 11, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed September 14, 2004)

10.3(e)	Fifth Amendment dated effective January 1, 2005 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.6(e) to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, filed May 12, 2005)

10.3(f)	Sixth Amendment dated effective January 1, 2006, to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 20, 2006)

10.4	Second Amended and Restated Loan Agreement dated June 7, 2006 between GMX Resources Inc., Capital One, National Association, and Union Bank of California, N.A. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 9, 2006)

10.4(a)	First Amendment to Loan Agreement dated August 4, 2006, between GMX Resources Inc., Capital One, National Association and Union Bank of California, N.A. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 7, 2006)

10.4(b)	Second Amendment to Loan Agreement dated August 14, 2006 between GMX Resources Inc., Capital One, National Association and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.4(b) to Current Report on Form 8-K filed August 9, 2007)

10.4(c)	Third Amendment to Loan Agreement dated December 21, 2006 between GMX Resources Inc., Capital One, National Association and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.4(c) to Current Report on Form 8-K filed August 9, 2007)

10.4(d)	Fourth Amendment to Loan Agreement dated March 13, 2007 between GMX Resources Inc., Capital One, National Association and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.4(d) to Current Report on Form 8-K filed August 9, 2007)

10.4(e)	Fifth Amendment to Loan Agreement dated July 31, 2007 between GMX Resources Inc., Capital One, National Association and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.4(e) to Current Report on Form 8-K filed August 9, 2007)

Exhibit No.	Description

10.5	Asset Purchase Agreement dated December 8, 2005 between GMX Resources Inc. and McLachlan Drilling Co. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 12, 2005)

10.6(a)	Note Purchase Agreement dated July 31, 2007 between GMX Resources Inc. and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.6(a) to Current Report on Form 8-K filed August 9, 2007)

10.6(b)	Intercreditor Agreement dated July 31, 2007 between the Noteholders, Capital One, National Association, Union Bank of California, N.A. and The Bank of New York Trust Company, N.A., as collateral agent (incorporated by reference to Exhibit 10.6(b) to Current Report on Form 8-K filed August 9, 2007)

14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to Annual Report on Form 10-KSB for the year ended December 31, 2003)

21	List of Subsidiaries (Incorporated by reference to Exhibit 21 to Annual Report on Form 10-KSB for the year ended December 31, 2005)

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*	Filed herewith