Form 10-Q/A
period 2007-09-30
GMX RESOURCES INC
filed 2008-01-24
CIK 1127342

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

GMX Resources Inc.
Form 10-Q/A
Amendment No. 1
For the Quarter Ended September 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GMX Resources Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	September 30,
	2006	2007
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,959,749	$2,226,532
Accounts receivable—interest owners	64,185	914,309
Accounts receivable—oil and gas revenues	5,766,286	9,175,129
Derivative Instruments	1,175,669	282,660
Inventories	373,420	1,765,624
Prepaid expenses	1,284,904	1,833,489

Total current assets	13,624,213	16,197,743

OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES
Properties being amortized	173,050,284	298,362,974
Properties not subject to amortization	1,124,873	3,073,681
Less accumulated depreciation, depletion, and amortization	(16,874,796)	(27,882,045)

	157,300,361	273,554,610

OTHER PROPERTY AND EQUIPMENT	43,097,326	56,479,923
Less accumulated depreciation	(3,742,057)	(6,988,843)

	39,355,269	49,491,080

OTHER ASSETS	42,680	570,154

TOTAL ASSETS	$210,322,523	$339,813,587

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$24,658,305	$28,676,541
Accrued expenses	3,236,536	3,146,953
Accrued interest	314,181	718,480
Revenue distributions payable	513,416	441,303
Derivative instruments	—	457,204
Current portion of long-term debt	251,447	165,599

Total current liabilities	28,973,885	33,606,080

LONG-TERM DEBT, LESS CURRENT PORTION	41,568,836	83,593,260

OTHER LIABILITIES
Other Liabilities	3,271,933	5,930,293
Long-Term Derivative Instruments	—	114,301
Deferred income taxes	5,026,927	10,689,517

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.001 per share - 10,000,000 shares authorized,
Series A Junior Participating Preferred Stock, 25,000 shares authorized, none issue and outstanding	—
9.25% Series B Cumulative Preferred Stock. 3,000,000 shares authorized. 2,000,000 shares issued and outstanding (aggregate liquidation preference: $50,000,000)	2,000	2,000
Common stock, par value $.001 per share—authorized 50,000,000 shares; issued and outstanding 11,242,136 shares in 2006 and 13,267,886 shares in 2007	11,242	13,268
Additional paid-in capital	113,265,614	180,039,968
Retained earnings	17,426,144	25,968,898
Other comprehensive income	775,942	(143,998)

Total shareholders’ equity	131,480,942	205,880,136

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$210,322,523	$339,813,587

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
REVENUE
Oil and gas sales	$8,477,510	$17,050,262	$21,634,552	$46,692,679
Interest income	56,551	47,353	108,593	175,017
Other income	9	230	331	1,979

Total revenue	8,534,070	17,097,845	21,743,476	46,869,675

EXPENSES
Lease operations	1,251,703	2,510,365	2,905,631	6,228,526
Production and severance taxes	(315,120)	731,485	647,362	1,919,315
Depreciation, depletion, and amortization	2,109,587	4,630,064	5,223,031	12,564,457
Interest	343,287	1,215,035	547,955	2,081,250
General and administrative	1,239,808	2,037,125	3,792,771	5,913,920

Total expenses	4,629,265	11,124,074	13,116,750	28,707,468

Income before income taxes	3,904,805	5,973,771	8,626,726	18,162,207

INCOME TAXES	(1,043,900)	(2,413,101)	(2,039,000)	(6,150,701)

Net Income	2,860,905	3,560,670	6,587,726	12,011,506

Preferred Stock Dividends	(642,360)	(1,156,251)	(642,360)	(3,468,753)

Net Income applicable to common stock	$2,218,545	$2,404,419	$5,945,366	$8,542,753

EARNINGS PER SHARE — Basic	$0.20	$0.18	$0.54	$0.66

EARNINGS PER SHARE — Diluted	$0.19	$0.18	$0.53	$0.65

WEIGHTED AVERAGE COMMON SHARES — Basic	11,214,950	13,267,886	11,080,554	13,009,736

WEIGHTED AVERAGE COMMON SHARES — Diluted	11,380,283	13,396,694	11,259,105	13,142,720

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
Net income applicable to common stock was used as the numerator in computing basic and diluted income per common share for the three and nine months ended September 30, 2006 and 2007. The following table reconciles the weighted average shares outstanding used for these computations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2007	2006	2007

Weighted average shares outstanding — basic	11,214,950	13,267,886	11,080,554	13,009,736
Effect of dilutive securities — stock options	165,333	128,808	178,551	132,984

Weighted average shares outstanding-diluted	11,380,283	13,396,694	11,259,105	13,142,720

3.	Commitments and Contingencies
None
4.	Common Stock Offering
On February 7, 2007, GMX sold 2 million shares of common stock in a public offering. The net proceeds to GMX were approximately $65.5 million. GMX used the net proceeds to fund drilling and development of its East Texas properties and for other general corporate purposes.
5.	Hedging Activity
In the first quarter of 2007, GMX entered into a 23 month hedging transaction for 200,000 MMBtus per month at $7.46 per MMBtu effective February 1, 2007, and a 17 month hedging transaction for 100,000 MMBtus per month at $7.60 per MMBtu effective August 1, 2007. The transactions are in the form of a fixed-price swap agreement, pursuant to which GMX receives (if the index price is lower than the fixed price) or pays (if the index price is higher than the fixed price) the difference between the contract price and the index price, which is the Inside FERC — Houston Ship channel price. In addition to the hedges entered into during the first quarter of 2007, GMX had an additional hedge for 100,000 MMBtus per month for $8.005 per MMBtu which expired July 31, 2007. In the third quarter of 2007, GMX entered into a 16 month hedging transaction for 5,000 barrels per month of crude oil at $70 per barrel effective September 1, 2007 through December 31, 2008. The crude oil index price of this fixed-price swap agreement is the daily average of the West Texas Intermediate light sweet crude oil price for the NYMEX futures contract. GMX entered into these hedges to partially reduce its exposure to natural gas and oil price risk for the period of the hedges.

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
In October 2007, GMX entered into a 24 month collar hedging transaction for 100,000 MMBtus per month with a put at $7.50 per MMBtu and a call at $8.15 per MMBtu effective January 1, 2008 through December 31, 2009. The index price for the collar is the inside FERC — Houston Ship channel price.

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

Hedging Activity
In the first quarter of 2007, we entered into a 23 month hedging transaction for 200,000 MMBtus per month at $7.46 per MMBtu effective February 1, 2007, and a 17 month hedging transaction for 100,000 MMBtus per month at $7.60 per MMBtu effective August 1, 2007. The transactions are in the form of a fixed-price swap agreement, pursuant to which we receive (if the index price is lower than the fixed price) or pays (if the index price is higher than the fixed price) the difference between the contract price and the index price, which is the Inside FERC — Houston Ship channel price. In addition to the hedges entered into during the first quarter of 2007, we had an additional hedge for 100,000 MMBtus per month for $8.005 per MMBtu which expired July 31, 2007. In the third quarter of 2007, GMX entered into a 16 month hedging transaction for 5,000 barrels per month of crude oil at $70 per barrel effective September 1, 2007 through December 31, 2008. The crude oil index price of this fixed-price swap agreement is the daily average of the West Texas Intermediate light sweet crude oil price for the NYMEX futures contract. In October 2007, we entered into a 24 month collar hedging transaction for 100,000 MMBtus per month with a put at $7.50 per MMBtu and a call at $8.15 per MMBtu effective January 1, 2008 through December 31, 2009. The index price for the collar is the inside FERC — Houston Ship channel price.
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
Forward-Looking Statements
All statements made in this document and accompanying supplements other than purely historical information are “forward looking statements” within the meaning of the federal securities laws. These statements reflect expectations and are based on historical operating trends, proved reserve positions and other currently available information. Forward looking statements include statements regarding future plans and objectives, future exploration and development expenditures and number and location of planned wells, statements regarding the quality of our properties and potential reserve and production levels. These statements may be preceded or followed by or otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “continues”, “plans”, “estimates”, “projects” or similar expressions or statements that events “will”, “should”, “could”, “might”, or “may” occur. Except as otherwise specifically indicated, these statements assume that no significant changes will occur in the operating environment for oil and gas properties and that there will be no material acquisitions or divestitures except as otherwise described.
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

GMX RESOURCES INC. (Registrant)
Date: January 24, 2008	/s/ Ken L. Kenworthy, Sr.
Ken L. Kenworthy, Sr., Executive Vice
President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of GMX Resources Inc. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, File No. 333-49328)

3.2	Amended Bylaws of GMX Resources Inc. (Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-QSB for the quarter ended September 30, 2004)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of GMX Resources Inc. dated May 17, 2005 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed May 18, 2005)

3.4	Certificate of Designation of 9.25% Series B Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-A12B filed on August 8, 2006)

4.4	Rights Agreement dated May 17, 2005 by and between GMX Resources Inc. and UMB Bank, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.1 to Form 8-K filed May 18, 2005)

10.1	Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 9, 2007)

10.2	Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2, File No. 333-49328)

10.3	Participation Agreement dated December 29, 2003 by and among Penn Virginia Oil & Gas Company, the Company and its wholly owned subsidiaries (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 29, 2003)

10.3(a)	First Amendment dated February 27, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 14, 2004)

10.3(b)	Second Amendment dated May 9, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 14, 2004)

Exhibit No.	Description
10.3(c)	Third Amendment dated April 6, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed September 14, 2004)

10.3(d)	Fourth Amendment dated August 11, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed September 14, 2004)

10.3(e)	Fifth Amendment dated effective January 1, 2005 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.6(e) to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, filed May 12, 2005)

10.3(f)	Sixth Amendment dated effective January 1, 2006, to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation (Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 20, 2006)

10.4	Second Amended and Restated Loan Agreement dated October 31, 2007 between GMX Resources Inc., Capital One, National Association, and Union Bank of California, N.A. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 2, 2007)

10.5	Asset Purchase Agreement dated December 8, 2005 between GMX Resources Inc. and McLachlan Drilling Co. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 12, 2005)

10.6(a)	Note Purchase Agreement dated July 31, 2007 between GMX Resources Inc. and The Prudential Insurance Company of America (Incorporated by reference to Exhibit 10.6(a) to Quarterly Report on form 10-Q for the quarter ending June 30, 2007, filed August 9, 2007)

10.6(b)	Intercreditor Agreement dated July 31, 2007 between the Noteholders, Capital One, National Association, Union Bank of California, N.A. and The Bank of New York Trust Company, N.A., as collateral agent (Incorporated by reference to Exhibit 10.6(b) to Quarterly Report on form 10-Q for the quarter ending June 30, 2007, filed August 9, 2007)

14	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14 to Annual Report on Form 10-KSB for the year ended December 31, 2003)

21	List of Subsidiaries (Incorporated by reference to Exhibit 21 to Annual Report on Form 10-KSB for the year ended December 31, 2005)

Exhibit No.	Description
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*	Filed herewith