Form 10-K/A
period 2006-12-31
GMX RESOURCES INC
filed 2008-02-26
CIK 1127342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 2

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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

EXPLANATORY NOTE
We are filing this amendment (“Amended Report”) to our Annual Report for the year ended December 31, 2006 (“Report”) to reflect changes made in response to comments received by us from the Staff of the Securities and Exchange Commission (“SEC”) in connection with the Staff’s continuing review of the Report. Our consolidated financial position and consolidated results of operations for the periods presented have not been restated from the consolidated financial position and consolidated results of operations originally reported. For convenience and ease of reference we are filing the Amended Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this Amended Report is as of the original filing date of our Report and has not been amended to reflect any subsequent events.
Pursuant to the rules of the SEC, currently dated certifications from our Chief Executive Officer and Chief Financial Officers required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are filed herewith.
In a press release included in a report on Form 8-K filed on February 11, 2008 (the “Form 8-K”), we announced a change in the year end natural gas prices we used to estimate our proved reserves, the estimated future net revenue from proved reserves and the discounted value thereof and the standardized measure of discounted future net cash flows from an adjusted NYMEX price to an adjusted Henry Hub spot market price. A summary of the effects of this use of the new price was included in the Form 8-K. As disclosed in the Form 8-K, there were no material changes in reserve quantities and accordingly there are no changes to our previously filed financial statements included in the Report. This Amended Report is being filed to amend all of the related reserve, future revenue, present value and standardized measure disclosures in the Report and specifically in the following sections:
1. Footnote L — Supplemental. Information on Oil and Gas Operations (unaudited) to the Company’s financial statement in Item 8 of this Report.
2. Various related disclosures in Item 1. Business, Item 2. Properties and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
The amended Report also includes a new report of our independent registered public accounting firm and new accountant’s and engineer’s consents which have been included as Exhibits 23.1, 23.2 and 23.3, respectively.

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
Substantial Drilling and Exploitation Opportunities. In East Texas, we have a substantial inventory of drilling projects with an estimated 172 Bcfe Cotton Valley and 5 Bcfe other of proved undeveloped reserves as of December 31, 2006. These projects include 264 Cotton Valley and 9 other new drilling locations (net 160 Cotton Valley) with proved undeveloped reserves. We expect to locate additional proved drilling and recompletion opportunities as our evaluation and drilling of the property base continues. Based on our December 31, 2006 reserve report, the pre-tax present value of the proved reserves is $173 million with anticipated future development costs of $310 million.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
General
As of December 31, 2006, we owned properties in the following productive fields and basins in the United States:
•	East Texas, Carthage, North Field and Northwest Louisiana and East Texas, Waskom Field;

•	The Tatum Basin, Crossroads Field in Southeast New Mexico.

The following table sets forth certain information regarding our activities in each of these areas as of December 31, 2006.

	East Texas	Southeast
	and	New
Property Statistics:	Louisiana	Mexico	Total
Proved reserves (MMcfe)	250,916	2,092	253,008
Percent of total proved reserves	99%	1%	100%
Gross producing wells	155	9	164
Net producing wells	90.1	5.7	95.8
Gross acreage	31,737	1,920	33,657
Net acreage	17,786	1,458	19,244
Proved developed reserves (MMcfe)	73,569	1,302	74,871
Proved undeveloped reserves (MMcfe)	177,347	790	178,137
Estimated total future development costs ($000s)	308,951	956	309,907
Estimated 2007 development costs ($000s)	145,000	0	145,000
Proved undeveloped locations	274	1	275

Year ended December 31, 2006 results:
Production (net MMcfe)	4,166	161	4,327
Average net daily production (Mcfe)	11,413	442	11,855
Additional information related to our oil and gas activities is included in Notes K and L to the financial statements beginning on Page F-1.
East Texas
The East Texas properties are located in Harrison and Panola Counties, Texas. These properties contain approximately 31,137 gross (17,417 net) acres with rights covering the Travis Peak, Pettit, Glen Rose and Cotton Valley formations. Our East Texas properties have 250.7 Bcfe of proved reserves or 99% of our total proved reserves at December 31, 2006, of which 177.3 Bcfe is classified as proved undeveloped.
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
At December 31, 2006, MHA Petroleum Consultants, Inc. in association with Sproule Associates, Inc., our independent reserve engineering firm, assigned a total of 45.0 Bcfe of proved producing reserves to the completed East Texas wells, 28.4 Bcfe to our proved developed non-producing wells, and 177.3 Bcfe of proved undeveloped reserves to our 274 proved undeveloped locations in East Texas.
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
Reserves
As of December 31, 2006, MHA Petroleum Consultants, Inc. in association with Sproule Associates Inc. estimated our proved reserves to be 253 Bcfe. An estimated 75 Bcfe is expected to be produced from existing wells and another 178 Bcfe or 70% of the proved reserves, is classified as proved undeveloped. All of our proved undeveloped reserves are on locations that are adjacent to wells productive in the same formations. As of December 31, 2006, we had interests in 164 gross producing wells, 71 of which we operate.
The following table shows the estimated net quantities of our proved reserves as of the dates indicated and the Estimated Future Net Revenues and Present Values attributable to total proved reserves at such dates.

	Years Ended December 31,
	2004	2005	2006
Proved Developed:
Gas (MMcf)	18,978	41,161	69,279
Oil (MBbls)	584	764	932
Total (MMcfe)	22,482	45,745	74,871
Proved Undeveloped:
Gas (MMcf)	37,944	108,808	167,571
Oil (MBbls)	653	1,203	1,761
Total (MMcfe)	41,862	116,026	178,137
Total Proved:
Gas (MMcf)	56,922	149,969	236,850
Oil (MBbls)	1,237	1,967	2,693
Total (MMcfe)	64,344	161,771	253,008

Estimated Future Net Revenues [1]($000s)	$211,257	$692,906	$519,543

Present Value [1]($000s)	$81,956	$245,025	$173,340

Standardized Measure [1] ($000s)	$63,320	$185,520	$134,434

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
The Estimated Future Net Revenues and Present Value are highly sensitive to commodity price changes and commodity prices have recently been highly volatile. The average prices used to calculate Estimated Future Net Revenues and Present Value of our proved reserves as of December 31, 2006 were $58.89 per barrel for oil and $4.98 per Mcf for gas, after adjustment for quality, contractual agreements, regional price variations and transportation and marketing fees. These period end prices are not necessarily the prices we expect to receive for our production but are required to be used for disclosure purposes by the SEC. We estimate that if all other factors (including the estimated quantities of economically recoverable reserves) were held constant, a $1.00 per Bbl change in oil prices and a $0.10 per Mcf change in gas prices from those used in calculating the Present Value would change such Present Value by approximately $982,000, and $8,930,000, respectively, as of December 31, 2006.
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
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2006 relating to equity compensation plans.

Remaining Shares
	Number of Shares to	Weighted-Average	Available for Future
	be Issued Upon	Exercise Price of	Issuance Under
	Exercise of	Outstanding	Equity
Plan Category	Outstanding Options	Options	Compensation Plans
Equity Compensation Plans Approved by Shareholders	270,250	$14.89	134,749

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

	Years Ended December 31,
	2002	2003	2004	2005	2006
Statement of Operations Data:
Oil and gas sales	$5,970,792	$5,367,370	$7,689,882	$19,026,050	$31,882,072
Interest and other income	17,550	21,424	143,828	166,654	150,616

Total revenues	5,988,342	5,388,794	7,833,710	19,192,704	32,032,688

Lease operations	1,324,481	850,034	1,261,109	2,070,286	4,478,805
Production and severance taxes	382,825	384,069	518,721	1,241,338	464,822
General and administrative	2,577,388	1,578,865	1,985,912	3,388,396	5,828,865
Depreciation, depletion and amortization	1,901,976	1,549,678	2,043,485	3,982,079	8,046,173
Interest	510,472	439,313	558,504	142,409	824,055

Total expenses	6,697,142	4,801,959	6,367,731	10,824,508	19,642,720

Income (loss) before income taxes	(708,800)	586,835	1,465,979	8,368,196	12,389,968
Income tax expense – current	(263,000)	—	24,206	—	—
Income tax expense – deferred	—	—	—	1,212,100	3,415,100

Net income before cumulative effect of a change in accounting principle	(445,800)	586,835	1,441,773	7,156,096	8,974,868
Cumulative effect of a change in accounting principle	—	(51,834)	—	—	—
Preferred stock dividends	—	—	—	—	1,798,610

Net income (loss) applicable to common stock	$(445,800)	$535,001	$1,441,773	$7,156,096	$7,176,258

Net income (loss) per share – before cumulative effect	$(.07)	$.09	$.19	$.81	$.65
Cumulative effect	—	(.01)	—	—	—

Net income (loss) per share – basic	$(.07)	$.08	$.19	$.81	$.65

Net income (loss) per share — diluted	$(.07)	$.08	$.19	$.79	$.64

Weighted average common shares – basic	6,550,000	6,560,000	7,396,880	8,797,529	11,120,204
Weighted average common shares – diluted	6,550,000	6,560,000	7,491,778	9,102,181	11,283,265

Statement of Cash Flows Data:
Cash provided by (used in) operating activities	$(2,547,639)	$1,014,290	$3,684,155	$16,323,103	38,333,076
Cash provided by (used in) investing activities	1,267,831	464,315	(8,877,944)	(39,549,002)	(130,572,799)
Cash provided by (used in) financing activities	1,820,000	(1,385,000)	5,418,813	24,755,850	94,806,975

Balance Sheet Data (at end of period):
Oil and gas properties, net	$29,359,309	$27,660,317	$35,956,760	$58,927,397	$157,300,361
Total assets	33,319,432	31,501,206	40,991,463	81,103,271	210,322,523
Long-term debt, including current portion	8,100,000	6,690,000	3,762,294	1,756,002	41,820,283
Shareholders’ equity	21,607,463	22,618,565	32,406,856	61,225,096	131,480,942

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Summary Operating and Reserve Data
The following table presents an unaudited summary of certain operating and oil and gas reserve data for the periods indicated.

	Year Ended December 31,
	2002	2003	2004	2005	2006
Production:
Oil (MBbls)	70	35	30	48	69
Natural gas (MMcf)	1,639	917	1,049	1,930	3,915
Gas equivalent (MMcfe)	2,059	1,124	1,231	2,220	4,327

Average Sales Price:
Oil (per Bbl)	$23.48	$30.41	$40.83	$53.35	$63.22
Natural gas (per Mcf) (1)	3.03	4.73	6.15	8.52	7.03

Average sales price (per Mcfe)	$3.22	$4.79	$6.25	$8.57	$7.37

Operating and Overhead Costs (per Mcfe):
Lease operating expenses	$.64	$.74	$1.03	$.93	$1.04
Production and severance taxes(2)	.19	.34	.42	.56	.11
General and administrative	1.25	1.40	1.61	1.53	1.35

Total	$2.08	$2.48	$3.06	$3.02	$2.50

Operating Margin (per Mcfe)	$1.14	$2.31	$3.19	$5.55	$4.87

Other (per Mcfe):
Depreciation, depletion and amortization — oil and gas production	$.92	$1.08	$1.28	$1.58	$1.59

Estimated Net Proved Reserves (as of period-end):
Natural gas (Bcf)	56.7	45.0	56.9	150.2	241.9
Oil (MMbls)	1.7	1.3	1.2	2.0	2.7
Total (Bcfe)	66.7	53.0	64.3	162.0	258.4
Estimated Future Net Revenues ($MM)(3)(4)	$486.3	$178.3	$214.3	$1,648.9	$1,557.3
Present Value ($MM)(3)(4)	$80.6	$71.2	$82.0	$245.0	$173.3
Standardized measure of discounted future net cash flows ($MM)(5)	$54.3	$48.0	$63.3	$185.5	$134.4

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

[5]
The standardized measure of discounted future net cash flows gives effect to federal and state income taxes attributable to estimated future net revenues. See “Note L – Supplemental Information on Oil and Gas Operations.”

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

GMX RESOURCES INC.
Dated: February 25, 2008	By:	/s/ Ken L. Kenworthy, Jr.
Ken L. Kenworthy, Jr., President

          Pursuant to the requirement of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Ken L. Kenworthy, Jr. Ken L. Kenworthy, Jr.	President and Director (Principal Executive Officer)	February 25, 2008

/s/ James A. Merrill. James A. Merrill	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2008

/s/ Ken L. Kenworthy, Sr. Ken L. Kenworthy, Sr.	Director	February 25, 2008

/s/ T. J. Boismier T. J. Boismier	Director	February 25, 2008

/s/ Steven Craig Steven Craig	Director	February 25, 2008

/s/ Jon W. McHugh Jon W. McHugh	Director	February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Shareholders GMX Resources Inc. and Subsidiaries
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
As discussed in Note L (Unaudited) to the financial statements, the Company corrected the 2004, 2005, 2006 year end natural gas price used to esimate the Company’s proved reserves and the standardized measure of discounted future net cash flows. Accordingly, the unaudited note has been restated to reflect the impact of using the proper year end natural gas price for the years ended December 31, 2004, 2005, and 2006.

Smith, Carney & Co., p.c.
Oklahoma City, Oklahoma
March 13, 2007 (Except for
Note L, which is dated
February 22, 2008)

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

GMX Resources Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2004	2005	2006
REVENUE:
Oil and gas sales	$7,689,882	$19,026,050	$31,882,072
Interest income	14,498	161,434	150,285
Other income	129,330	5,220	331

Total revenue	7,833,710	19,192,704	32,032,688

EXPENSES:
Lease operations	1,261,109	2,070,286	4,478,805
Production and severance taxes	518,721	1,241,338	464,822
Depreciation, depletion and amortization	2,043,485	3,982,079	8,046,173
Interest	558,504	142,409	824,055
General and administrative	1,985,912	3,388,396	5,828,865

Total expenses	6,367,731	10,824,508	19,642,720

Income before income taxes	1,465,979	8,368,196	12,389,968

INCOME TAXES	24,206	1,212,100	3,415,100

NET INCOME	1,441,773	7,156,096	8,974,868
Preferred stock dividends	—	—	1,798,610

NET INCOME APPLICABLE TO COMMON STOCK	$1,441,773	$7,156,096	$7,176,258

Earnings per share – Basic	$0.19	$0.81	$0.65

Earnings per share –Diluted	$0.19	$0.79	$0.64

Weighted average common shares–Basic	7,396,880	8,797,529	11,120,204

Weighted average common shares–Diluted	7,491,778	9,102,181	11,283,265

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
NOTE J – HEDGING ACTIVITY
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

NOTE L—SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED)
During February 2008, the Company corrected the applicable year end natural gas price used to estimate the proved reserves and the standardized measure of discounted future net cash flows from the NYMEX natural gas price to the Henry Hub spot market price at December 31st. Accordingly, this unaudited note has been restated to reflect the impact of using the proper year end natural gas price for the years ended December 31, 2004, 2005, and 2006.
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

	OIL	GAS	OIL	GAS
	(MBBLS)	(MMCF)	(MBBLS)	(MMCF)
	As restated:		As previously reported:
December 31, 2004
Proved reserves, beginning of period	1,323	45,029	1,323	45,029
Extensions, discoveries, and other additions	51	14,644	51	14,644
Production	(30)	(1,049)	(30)	(1,049)
Revisions of previous estimates	(107)	(1,702)	(107)	(1,736)

Proved reserves, end of period	1,237	56,922	1,237	56,888

Proved developed reserves:
Beginning of period	568	18,277	568	18,277

End of period	584	18,978	584	18,980

December 31, 2005
Proved reserves, beginning of period	1,237	56,922	1,237	56,888
Extensions, discoveries, and other additions	694	84,026	694	84,026
Production	(48)	(1,930)	(48)	(1,930)
Revisions of previous estimates	84	10,951	88	11,192

Proved reserves, end of period	1,967	149,969	1,971	150,176

Proved developed reserves:
Beginning of period	584	18,978	584	18,980

End of period	764	41,161	770	41,503

December 31, 2006
Proved reserves, beginning of period	1,967	149,969	1,971	150,176
Extensions, discoveries, and other additions	831	87,754	831	87,754
Production	(69)	(3,915)	(69)	(3,915)
Revisions of previous estimates	(36)	3,042	10	7,926

Proved reserves, end of period	2,693	236,850	2,743	241,941

Proved developed reserves:
Beginning of period	764	41,161	770	41,503

End of period	932	69,279	947	70,801

The increase in proved reserves from extensions, discoveries, and other additions is the direct result of additional drilling on the Company’s acreage in East Texas, specifically the exploitation of the Cotton Valley formation. Over the past several years as the Company has drilled Cotton Valley wells, additional offsets have been proved (using SEC definitions of offset as only within one spacing unit of any existing producer or test).
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
As restated:

	December 31,	December 31,	December 31,
	2004	2005	2006
	(In thousands)	(In thousands)	(In thousands)
Future cash inflows	$371,971	$1,211,564	$1,337,671
Future production costs	(93,903)	(327,958)	(508,221)
Future development costs	(66,811)	(190,700)	(309,907)
Future income tax provisions	(48,038)	(168,275)	(116,610)

Net future cash inflows	163,219	524,631	402,933
Less effect of a 10% discount factor	(99,899)	(339,111)	(268,499)

Standardized measure of discounted future net cash flows	$63,320	$185,520	$134,434

As previously reported:

	December 31,	December 31,	December 31,
	2004	2005	2006
	(In thousands)	(In thousands)	(In thousands)
Future cash inflows	$375,427	$1,648,402	$1,577,259
Future production costs	(94,338)	(373,614)	(560,094)
Future development costs	(66,811)	(190,700)	(309,907)
Future income tax provisions	(48,926)	(283,784)	(178,258)

Net future cash inflows	165,352	800,304	529,000
Less effect of a 10% discount factor	(101,121)	(497,908)	(332,985)

Standardized measure of discounted future net cash flows	$64,231	$302,396	$196,015

Oil and condensate prices were based on an equivalent base price of $43.45, $61.04 and $61.05 per barrel for benchmark posted West Texas Intermediate Crude Oil at closing on December 31, 2004, 2005, and 2006, respectively. Adjustments to the base price were made to each lease to adjust the base price for crude oil quality, contractual agreements, and regional price variations. The average oil price used in the reserve estimates was $42.02, $57.19 and $58.89 per barrel at December 31, 2004, 2005, and 2006, respectively. Natural gas prices were based on an equivalent base price of $6.18, $10.08 and $5.64 (As previously reported: $6.15, $11.23, and $6.29) per million British thermal unit (mmbtu) for the composite Henry Hub Spot Market benchmark price at closing on December 31, 2004, 2005, and 2006, respectively. Adjustments to the base price were made to each lease to adjust the base price for quality, contractual agreements, and regional price variations. The average natural gas price used in the reserve estimates was $5.62, $7.33 and $4.98 per Mcf at December 31, 2004, 2005, and 2006, respectively. (As previously reported: $5.69, $10.23, and $5.85 per mmbtu at December 31, 2004, 2005, and 2006, respectively.) Future income tax expenses are computed by applying the appropriate statutory rates to the future pre-tax net cash flows relating to proved reserves, net of the tax basis of the properties involved giving effect to permanent differences, tax credits, and allowances relating to proved oil and gas reserves.

Principal changes in the standardized measure of discounted future net cash flows attributable to the Company’s proved reserves are as follows:
As restated:

	December 31,	December 31,	December 31,
	2004	2005	2006
	(In thousands)	(In thousands)	(In thousands)
Standardized measure, beginning of year	$47,975	$63,320	$185,520
Sales of oil and gas, net of production costs	(5,910)	(15,714)	(26,938)
Net changes in prices and production costs	3,180	6,850	(110,559)
Change in estimated future development costs	—	(2,698)	(38,708)
Extensions and discoveries, net of future development costs	18,605	132,571	62,948
Development costs that reduced future development costs	6,863	23,629	104,707
Revisions of quantity estimates	(4,035)	25,836	13,360
Sales of reserves in place	—	—	—
Accretion of discount	(201)	39,647	22,676
Changes in timing of production and other	(6,375)	(48,413)	(91,507)
Net changes in income taxes	3,218	(39,508)	12,935

Standardized measure, end of year	$63,320	$185,520	$134,434

As previously reported:

	December 31,	December 31,	December 31,
	2004	2005	2006
	(In thousands)	(In thousands)	(In thousands)
Standardized measure, beginning of year	$47,975	$64,231	$302,396
Sales of oil and gas, net of production costs	(5,910)	(15,714)	(26,938)
Net changes in prices and production costs	4,409	49,869	(214,311)
Change in estimated future development costs	—	—	(43,753)
Extensions and discoveries, net of future development costs	18,949	223,384	93,427
Development costs that reduced future development costs	6,863	23,629	104,707
Revisions of quantity estimates	(4,035)	26,174	17,399
Sales of reserves in place	—	—	—
Accretion of discount	1,149	97,164	40,962
Changes in timing of production and other	(9,379)	(78,118)	(116,976)
Net changes in income taxes	4,210	(88,223)	39,102

Standardized measure, end of year	$64,231	$302,396	$196,015

NOTE M—QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized unaudited quarterly financial data for 2005 and 2006 are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2006
Revenues	$6,715,890	$6,493,516	$8,534,070	$10,289,212	$32,032,688
Income before income taxes	2,779,804	1,942,117	3,904,805	3,763,242	12,389,968
Net income	2,134,327	1,592,494	2,860,905	2,387,142	8,974,868
Net income applicable to common stock	2,134,327	1,592,494	2,218,545	1,230,892	7,176,258
Basic earnings per share (1)	0.20	0.14	0.20	0.11	0.65
Diluted earnings per share (1)	0.19	0.14	0.19	0.11	0.64

2005
Revenues	$2,617,680	$3,455,375	$4,375,657	$8,743,992	$19,192,704
Income before income taxes	604,524	914,864	2,050,332	4,798,476	8,368,196
Net income	604,524	914,864	2,050,332	3,586,376	7,156,096
Net income applicable to common stock	604,524	914,864	2,050,332	3,586,376	7,156,096
Basic earnings per share (1)	0.07	0.11	0.20	0.35	0.81
Diluted earnings per share (1)	0.07	0.11	0.20	0.33	0.79

(1)	The sum of the per share amounts per quarter does not equal the year due to the changes in the average number of common shares outstanding.
NOTE N – SUBSEQUENT EVENT – COMMON STOCK OFFERING
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