Form 10-Q
period 2008-03-31
GMX RESOURCES INC
filed 2008-05-09
CIK 1127342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a “smaller reporting company”. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2008 was 16,521,011, which included 3,240,000 shares under a share loan which will be returned to the registrant upon conversion of certain outstanding convertible notes.

GMX Resources Inc.

Form 10-Q

For the Quarter Ended March 31, 2008

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GMX Resources Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	December 31, 2007	March 31, 2008
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,907	$3,734
Accounts receivable—interest owners	906	818
Accounts receivable—oil and gas revenues	10,258	15,044
Inventories	1,558	2,792
Prepaid expenses and deposits	1,720	900

Total current assets	20,349	23,288

OIL AND NATURAL GAS PROPERTIES, BASED ON THE FULL COST METHOD
Properties being amortized	350,573	396,207
Properties not subject to amortization	2,143	2,768
Less accumulated depreciation, depletion, and amortization	(33,257)	(39,021)

	319,459	359,954

PROPERTY AND EQUIPMENT, AT COST, NET	54,957	58,428

OTHER ASSETS	575	4,650

TOTAL ASSETS	$395,340	$446,320

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,941	$30,094
Accrued expenses	3,778	4,764
Revenue distributions payable	3,667	3,908
Derivative instruments	1,720	12,792
Current maturities of long-term debt	4,321	104

Total current liabilities	48,427	51,662

LONG-TERM DEBT, LESS CURRENT MATURITIES	121,413	170,621

OTHER LIABILITIES	4,649	8,121

DEFERRED INCOME TAXES	11,925	10,419

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.001 per share, 10,000,000 shares authorized:
Series A Junior Participating Preferred Stock 25,000 shares authorized, none issued and outstanding	—	—
9.25% Series B Cumulative Preferred Stock, 3,000,000 shares authorized, 2,000,000 shares issued and outstanding (aggregate liquidation preference $50,000,000)	2	2
Common stock, par value $.001 per share—authorized 50,000,000 shares; issued and outstanding 13,267,886 shares in 2007 and 16,519,511 shares in 2008	13	17
Additional paid-in capital	180,543	181,188
Retained earnings	29,686	35,026
Accumulated other comprehensive income, net of taxes	(1,318)	(10,736)

Total shareholders’ equity	208,926	205,497

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$395,340	$446,320

See accompanying notes to consolidated financial statements.

GMX Resources Inc. And Subsidiaries

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2008
OIL AND GAS SALES	$13,174	$27,199

EXPENSES:
Lease operations	1,585	3,384
Production and severance taxes	492	1,552
Depreciation, depletion, and amortization	3,678	6,743
General and administrative	1,764	2,587

Total expenses	7,519	14,266

Income from operations	5,655	12,933

NON-OPERATING INCOME (EXPENSES):
Interest expense	(344)	(3,089)
Interest and other income	79	33

Total non-operating expense	(265)	(3,056)

Income before income taxes	5,390	9,877

PROVISIONS FOR INCOME TAXES	1,576	3,381

NET INCOME	3,814	6,496
Preferred stock dividends	1,156	1,156

NET INCOME APPLICABLE TO COMMON STOCK	$2,658	$5,340

EARNINGS PER SHARE – Basic	$0.21	$.40

EARNINGS PER SHARE – Diluted	$0.21	$.40

WEIGHTED AVERAGE COMMON SHARES – Basic	12,476,626	13,277,679

WEIGHTED AVERAGE COMMON SHARES – Diluted	12,608,796	13,401,372

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2008
CASH FLOWS DUE TO OPERATING ACTIVITIES
Net income	$3,814	$6,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	3,678	6,743
Deferred income taxes	1,576	3,346
Non-cash compensation expense	258	546
Other	13	754
Decrease (increase) in:
Accounts receivable	(821)	(4,698)
Inventory and prepaid expenses	62	(1,027)
Increase (decrease) in:
Accounts payable	(4,902)	(4,847)
Accrued expenses and liabilities	430	1,070
Revenue distributions payable	307	482

Net cash provided by operating activities	4,415	8,865

CASH FLOWS DUE TO INVESTING ACTIVITIES
Additions to oil and natural gas properties	(37,337)	(45,481)
Purchase of property and equipment	(4,163)	(5,279)

Net cash used in investing activities	(41,500)	(50,760)

CASH FLOW DUE TO FINANCING ACTIVITIES
Advances on borrowings	17,017	26,000
Payments on debt	(46,086)	(106,009)
Proceeds from sale of 5.00% Senior Convertible Notes	—	125,000
Proceeds from sale of common stock	65,728	102
Dividends paid on Series B preferred stock	(1,156)	(1,156)
Fees paid related to financing activities	—	(4,215)

Net cash provided by financing activities	35,503	39,722

NET DECREASE IN CASH	(1,582)	(2,173)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,960	5,907

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,378	$3,734

SUPPLEMENTAL CASH FLOW DISCLOSURE

CASH PAID DURING THE PERIOD FOR:
INTEREST	$618	$2,107
TAXES	—	35

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2008
Net income	$3,814	$6,496

Other comprehensive income (loss), net of income tax:
Change in fair value of derivative instruments, net of income tax of ($1,426) and ($5,034)	(2,767)	(9,772)
Adjustment for derivative gains reclassified into oil and gas sales, net of income tax of ($221) and $182	(429)	353

Other comprehensive loss, net of income tax	(3,196)	(9,419)

Comprehensive income (loss)	$618	$(2,923)

See accompanying notes to consolidated financial statements.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended March 31, 2007 and 2008

(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements and notes thereto of GMX Resources Inc. (the “Company” or “GMX”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in GMX’s 2007 Annual Report on Form 10-K (“2007 10-K”).

In the opinion of GMX’s management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated balance sheet of GMX as of March 31, 2008, and the results of its operations and its cash flows for the three months ended March 31, 2008 and 2007.

Earnings Per Share

Net income applicable to common stock was used as the numerator in computing basic and diluted income per common share for the three months ended March 31, 2007 and 2008. The following table reconciles the weighted average shares outstanding used for these computations:

	Three Months Ended March 31,
	2007	2008
Weighted average shares outstanding – basic	12,476,626	13,277,679
Effect of dilutive securities – stock options	132,170	123,693

Weighted average shares outstanding – diluted	12,608,796	13,401,372

Common shares loaned in connection with the convertible debt offering in the amount of 3,240,000 shares as of March 31, 2008 were not included in the computation of earnings per common share. While the borrowed shares are considered issued and outstanding for corporate law purposes, the Company believes that the borrowed shares are not considered outstanding for the purposes of computing and reporting earnings per share under GAAP currently in effect because the shares lent pursuant to the share lending agreement are required to be returned to the Company.

Recently Issued Accounting Standards

In March, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“FAS 161”).

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended March 31, 2007 and 2008

(Unaudited)

FAS 161 requires enhanced disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how instruments and the related hedged items are accounted for under FAS 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently reviewing the standard to assess the impact of the adoption of FAS 161.

Recently Adopted Accounting Standards

We adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), as of January 1, 2008 as related to our financial assets and liabilities. SFAS 157 establishes a single authoritative definition of fair value based upon the assumptions market participants would use when pricing an asset or liability and creates a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, additional disclosures are required, including disclosures of fair value measurements by level within the fair value hierarchy. As a result of adoption, we have begun incorporating our own credit standing into the measurement of certain liabilities. Adoption did not have a significant impact on our consolidated financial statements. See Note D – Fair Value Measurements. We will adopt SFAS No. 157 as it relates to non-financial assets and liabilities on January 1, 2009.

We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) as of January 1, 2008. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. Adoption had no effect on our financial position or results of operations as we made no elections to report selected financial assets or liabilities at fair value.

We adopted FSP FIN 39-1, “An Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”), as of January 1, 2008. FSP FIN 39-1 addresses certain modifications to FIN 39, “Offsetting of Amounts Related to Certain Contracts.” FIN 39-1 allows companies to offset fair value amounts recognized for derivative instruments and the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. The cash collateral must arise from derivative instruments recognized at fair value that are executed with the same counterparty under a master netting arrangement. Upon adoption, we elected to offset the right to reclaim cash collateral or the obligation to return cash collateral against our net derivative positions for which master netting agreements exist. As of March 31, 2008 and December 31, 2007, we had no significant cash collateral obligations.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended March 31, 2007 and 2008

(Unaudited)

NOTE B - LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2007	March 31, 2008
	(in thousands)
Revolving bank credit facility, maturity date of July 2011 bearing a variable weighted average interest rate of 6.88% and 5.25% as of December 31, 2007 and March 31 2008, respectively, collateralized by all assets of the Company	$89,860	$14,000
Bridge Loan, maturity date of June 2008, bearing interest at prime rate plus 2.25% (effective rate of 9.5% at December 31, 2007)	4,140	—
Series A Senior Subordinated Secured Notes due July 2012 with a fixed interest rate of 7.58% and secured by a second lien on all assets of GMX	30,000	30,000
5.00% Senior Convertible Notes due February 2013	—	125,000
Joint venture financing (non-recourse, no interest rate)	1,734	1,725

	125,734	170,725
Less current maturities	4,321	104

	$121,413	$170,621

On February 15, 2008, the Company sold $125 million of 5.00% Senior Convertible Notes due 2013. In connection with such offering, we agreed to loan up to 3,846,150 shares of our common stock to an affiliate of Jefferies & Company, Inc. to facilitate hedging transactions by purchasers of the notes. The Bridge Loan and revolving bank credit facility were paid in full with the proceeds of the Senior Convertible Notes.

NOTE C - DERIVATIVE ACTIVITIES

The Company is subject to price fluctuations for natural gas and crude oil. Prices received for natural gas and oil sold on the spot market are volatile due to factors beyond our control. Reductions in crude oil and natural gas prices could have a material adverse effect on our financial position, results of operations, capital expenditures and quantities of reserves recoverable on an economic basis. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our revolving bank credit facility and adversely affect our liquidity and our ability to obtain capital for acquisition and development activities.

To mitigate a portion of our exposure to fluctuations in commodity prices, we enter into financial price risk management activities with respect to a portion of projected oil and natural gas production through financial price swaps and options. Our revolving bank credit facility

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended March 31, 2007 and 2008

(Unaudited)

requires us to maintain a hedging program on mutually acceptable terms whenever the loan amount outstanding exceeds 75% of the borrowing base, which occurred in 2007. In addition, the note agreement for our Series A Notes requires us to hedge a certain portion of our production.

For swap instruments, we received a fixed price and pay a variable market price to the contract counterparty. The fixed-price payment and the floating price payment are netted, resulting in a net amount due to or from the counterparty. Options contain a fixed floor price (long put) and ceiling price (short call). If the market price is greater than the call strike price, we pay the difference between the market price and the call price. If the market price is less than the put strike price, we receive the difference between the put price and the market price. If the market price is between the call and the put strike price, no payments are due from either party.

The fair value of our natural gas and oil swaps and options as of March 31, 2008, was a liability of $16.3 million of which $12.8 million is classified as current and $3.5 is classified as a long-term liability and included in other liabilities at March 31, 2008. Fair value is generally determined based on the difference between the fixed contract price and the underlying estimated market price at the determination date. Following is a summary of the outstanding volumes and prices on the oil and natural gas swaps and options we have in place as of March 31, 2008:

Effective Date	Maturity Date	Notional Amount Per Month	Remaining Notional Amount as of March 31, 2008	Fixed Price	Put Fixed Price	Call Fixed Price
Natural Gas (MMBtu):
2/1/2007	12/31/2008	200,000	1,800,000	$7.46	—	—
8/1/2007	12/31/2008	100,000	900,000	$7.60	—	—
1/1/2008	12/31/2009	100,000	2,100,000	—	$7.50	$8.15
1/1/2009	12/31/2009	200,000	2,400,000	—	$7.50	$9.17
1/1/2010	12/31/2010	300,000	3,600,000	—	$7.50	$8.91
Oil (Bbls):
9/1/2007	12/31/2008	5,000	50,000	$70.00	—	—

All natural gas contracts are settled on Houston Ship Channel Index Prices and all oil contracts are based on West Texas Intermediate which historically have had a high degree of correlation with the actual prices received by the Company. As a result of GMX’s hedging activities, GMX recognized a gain of $650,500 and a loss of $535,100 in oil and gas sales for the three months ended March 31, 2007 and 2008, respectively. Due to increases in market prices for natural gas and oil, the Company has recognized an other comprehensive loss, net of tax of $9.4 million related to the change in fair value of the company’s swaps and options for the three months ended March 31, 2008. Assuming the market prices of oil and gas futures as of March 31, 2008 remain unchanged, the Company would expect to transfer a loss of approximately $12.8 million from accumulated other comprehensive income to earnings during the next 12 months. The actual reclassification into earnings will be based on market prices at the contract settlement date.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended March 31, 2007 and 2008

(Unaudited)

NOTE D - FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. In February 2008, the FASB issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company has no assets or liabilities in this category.
Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. Instruments in this category include over-the-counter commodity price swaps and options. The Company’s oil and natural gas swaps and options are valued using the counterparties’ marked-to-market statements which are validated by our internally developed models and are classified within Level 2 of the valuation hierarchy. The Company estimates the fair values of these instruments based on published forward commodity price curves for the underlying commodities as of the date of the estimate. The discount rate used in the discounted cash flow projections includes a measure of nonperformance risk. In addition, for options, the Company estimates the option value of the contract floors and ceilings using an option pricing model which takes into account market volatility, market prices and contract parameters. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.
Level 3:	Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). The Company has no assets or liabilities currently required to be valued in this category.

As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of the Company’s financial instruments by SFAS No. 157 pricing levels as of March 31, 2008:

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended March 31, 2007 and 2008

(Unaudited)

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurement
	(in thousands)
Financial liabilities:
Commodity derivative swaps	$—	$8,259	$—	$8,259
Commodity derivative options	—	8,008	—	8,008

	$—	$16,267	$—	$16,267

See Note C – Derivative Activities for more information on the Company’s hedging instruments.

NOTE E - ASSET RETIREMENT OBLIGATIONS

Below is a reconciliation of the beginning and ending aggregate carrying amount of the Company’s asset retirement obligations:

	Three Months Ended March 31,
	2007	2008
	(in thousands)
Beginning of the period	$2,163	$3,625
Liabilities incurred in the current period	58	232
Revisions	—	(335)
Accretion	45	52

End of the period (1)	$2,266	$3,574

(1)

Approximately $442,000 of the asset retirement obligation has been classified as current and is included in accrued expenses at March 31, 2008. The long-term portion is included in other liabilities. The entire balance was classified as long-term and included in other liabilities at March 31, 2007.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended March 31, 2007 and 2008

(Unaudited)

NOTE F - COMMON STOCK OFFERING

In February, 2007, the Company completed a public offering of 2,000,000 shares of common stock for $34.82 per share. Net proceeds to the Company were approximately $65.6 million, which the Company used to fund drilling and development of our East Texas properties and for other general corporate purposes. Pending such uses, a portion of the net proceeds was used to reduce indebtedness under the Company’s revolving bank credit facility.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

We are a “pure play” independent oil and natural gas exploration and production company focused on development of unconventional Cotton Valley gas sands in the Sabine Uplift of the Carthage, North Field of Harrison and Panola counties of East Texas (our “core area”). At March 31, 2008 we owned 314 gross (183 net) producing wells in our East Texas core area of which 276 gross (152 net) wells are Cotton Valley wells at depths of 8,000 to 12,000 feet and 38 gross (31 net) wells are productive in the shallower conventional Travis Peak, Hosston and Pettit formation. We have grown by developing in our core area with a 100% success rate with low finding and development costs. We will continue to aggressively develop our core area, as well as pursue additional acreage acquisitions in and near our core area. We expect to experience continuing increases in production, cash flow, expenses and capital expenditures as we continue to grow.

In addition to continuing to drill Cotton Valley wells in our core area during the first quarter of 2008, we also began to focus on expansion of our acreage in or around the core area. We also completed natural gas processing agreements with PVR East Texas Gas Processing, LLC and Waskom Gas Processing Company which resulted in 100% of our natural gas production from our core area being processed beginning in April 1, 2008. The table below summarizes information concerning our activities in the first quarter of 2008 compared to the first quarter of 2007.

Summary Operating Data

	Three Months Ended March 31,
	2007	2008
Production:
Oil (MBbls)	26	48
Natural gas (MMcf)	1,635	2,579
Gas equivalent production (MMcfe)	1,790	2,865
Average daily (MMcfe)	19.9	31.5

Average Sales Price:
Oil (per Bbl)
Wellhead price	$53.61	$95.54
Effect of hedges	—	(7.35)

Total	$53.61	$88.19
Natural gas (per Mcf)
Wellhead price	$6.81	$8.99
Effect of hedges	.40	(.07)

Total	$7.21	$8.92

Average sales price (per Mcfe)	$7.36	$9.49

Operating and Overhead Costs (per Mcfe):
Lease operating expenses	$.89	$1.18
Production and severance taxes	.28	.54
General and administrative	.99	.90

Total	$2.16	$2.62

Cash Operating Margin (per Mcfe)	$5.20	$6.87

Other (per Mcfe):
Depreciation, depletion and amortization - oil and natural gas properties	$2.01	$1.81

Results of Operations for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Oil and Natural Gas Sales. Oil and natural gas sales in the three months ended March 31, 2008 increased 106% to $27.2 million compared to the three months ended March 31, 2007. This increase was due to a 60% increase in production and a 29% increase in the average realized price of oil and natural gas, net of hedging activities. The average price per barrel of oil and mcf of natural gas received (net of hedging) in the three months ended March 31, 2008 was $88.19 and $8.92, respectively, compared to $53.61 and $7.21, respectively, in the three months ended March 31, 2007. Production of oil for the first three months of 2008 increased to 48 mbls compared to 26 mbls for the first three months of 2007, an increase of 85%. Natural gas production for the first three months of 2008 increased to 2,579 MMcf compared to 1,635 MMcf for the first three months of 2007, an increase of 58%. These increases resulted primarily from the increase in producing wells in the first quarter of 2008 compared to the first quarter of 2007. We expect continued increases in production and revenues, assuming no significant decline in prices, for the rest of the year resulting from continued drilling. In the first quarter of 2008, less than 15% of our 100% acreage natural gas was processed and the average upgrade to the gas processed was approximately $0.91 per MMbtu. As of April 1, 2008, we were processing 100% of our natural gas at similar pricing upgrades. Our processing contracts provide options to capture the optimal commodity price for our natural gas production.

In the three months ended March 31, 2008, as a result of hedging activities, we recognized a decrease in oil and natural gas sales of $350,100 and $185,000, respectively, compared to an increase in natural gas sales of $650,500 in the first quarter of 2007. In the first quarter of 2008, hedging reduced the average natural gas and oil sales price by $0.07 per Mcf and $7.35 per Bbl compared to an increase in natural gas sales price of $0.40 per Mcf in the first quarter of 2007. In May 2008, the Company entered into a 19 month option hedging transaction for 100,000 MMBtus per month with a put at $9.50 per MMBtu and a call at $12.20 per MMBtu effective June 1, 2008 through December 31, 2009. The index price for the natural gas option is the Inside FERC – Houston Ship Channel price. In addition, the Company entered into a 12 month costless option hedging transaction for 5,000 Bbls per month with a put at $100 per Bbl and a call at $134 per Bbl effective January 1, 2009 through December 31, 2009. The index price for the oil option is the NYMEX West Texas Intermediate price. We intend to add additional oil and natural gas hedges in the future as production increases.

Lease Operations. Lease operations expense increased $1.8 million, or 114%, in the first three months ended March 31, 2008 to $3.4 million, compared to the three months ended March 31, 2007. Lease operations expense on an equivalent unit of production basis was $1.18 per Mcfe in the three months ended March 31, 2008 compared to $.89 per Mcfe for the three months ended March 31, 2007. The increase in expenses related to lease operations resulted primarily from an increase in the number of producing wells, an increase in compression and gathering expenses and non-operated expenses primarily incurred by salt water disposal and other work-over expenses.

Production and Severance Taxes. Production and severance taxes increased 215% to $1.6 million in the three months ended March 31, 2008 compared to approximately $492,000 in the three months ended March 31, 2007. Production and severance taxes are assessed on the value of the oil and natural gas produced. The increase in production and severance taxes resulted primarily from increased oil and natural gas sales as previously described. Additionally, a severance tax refund was recorded in the first quarter of 2007 of approximately $180,000. No severance tax refunds were recorded during the three months ended March 31, 2008. Upon approval by the State of Texas, certain wells are exempt from severance taxes for a period of ten years and we expect this to reduce our expense going forward.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $3.1 million, or 83%, to $6.7 million in the three months ended March 31, 2008. This increase is due primarily to higher production levels, higher costs, and an increase in depreciation expense related to other property and equipment. The oil and gas properties depreciation, depletion and amortization rate per equivalent unit of production was $2.01 per

Mcfe in the three months ended March 31, 2008 compared to $1.81 per Mcfe in the three months ended March 31, 2007. The depletion rate increased primarily from the effects of higher drilling and completion costs.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2008 was $2.6 million compared to $1.8 million for the three months ended March 31, 2007. This increase of $823,000, or 47%, was primarily the result of an increase in non-cash compensation expense and an increase in administrative and supervisory personnel as a result of our increased level of activity. General and administrative expense per equivalent unit of production was $0.90 per Mcfe for the three months ended March 31, 2008 compared to $0.99 per Mcfe for the comparable period in 2007. General and administrative expense has not historically varied in direct proportion to oil and natural gas production because certain types of general and administrative expenses are fixed in nature.

Interest. Interest expense for the three months ended March 31, 2008 was $3.1 million compared to approximately $344,000 for the three months ended March 31, 2007. This increase is primarily attributable to an increase in outstanding amounts borrowed during the three months ended March 31, 2008. In addition, we recognized approximately $600,000 of interest expense related to the amortization of commitment and arrangement fees on the bridge loan that was paid in full in February 2008.

Net Income and Net Income Per Share

For the three months ended March 31, 2008 and 2007, we reported net income of $6.5 million and $3.8 million, respectively, an increase of 70%. Net income applicable to common stock for the three months ended March 31, 2008 and 2007 was $5.3 million and $2.7 million, respectively, an increase of 101%. Net income per basic and fully diluted share was $0.40 for the first quarter of 2008 compared to $0.21 for the first quarter of 2007. Weighted average fully-diluted shares outstanding increased by 6% from 12,608,796 shares in the first quarter of 2007 to 13,401,372 shares in the first quarter of 2008. We did not recognize any additional dilutive shares from the recently completed net share settlement convertible security because the average share price during the first quarter of 2008 was below the conversion price of $32.50.

Capital Resources and Liquidity

Our business is capital intensive. Our ability to grow our reserve base is dependent upon our ability to obtain outside capital and generate cash flows from operating activities to fund our investment activities. Our cash flows from operating activities are substantially dependent upon oil and natural gas prices and significant decreases or increases in market prices result in variations of cash flow that affects our liquidity. We will not enter into drilling or other commitments unless we have or believe the funding is available.

As a result of recent oil and natural gas price increases providing additional cash flow, we have increased our capital expenditure budget for 2008 to $195 million from $175 million. In the third quarter, we plan to engage another drilling rig on a month to month basis from a third party to drill Cotton Valley wells in our 100% WI Area which is expected to result in the drilling of an additional 4 gross and net wells, bringing our planned wells to 132 gross (84 net) for all of 2008.

Funding for these budgeted capital expenditures are expected to be primarily provided by cash flow, working capital and borrowing under our revolving bank credit facility. As of March 31, 2008, we had $14 million outstanding on our credit facility that has a borrowing base of $90 million. Our borrowing base will be redetermined in the second quarter of 2008. We expect additional increases in the borrowing base in the second and fourth quarter as additional production is established.

We are pursuing acquisition of additional acreage in and around our core area which may include producing properties. If we are successful in any of these, we may need additional debt and equity financing in 2008 depending on the size of any prospective transactions.

Cash Flow for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

In the three months ended March 31, 2008 and 2007, we spent $50.8 million and $41.5 million, respectively, in oil and natural gas acquisitions and development activities and related property and equipment. These investments were funded during the three months ended March 31, 2008 by cash flow from operations, borrowing under our revolving bank credit facility, and a portion of the net proceeds from the issuance of our 5.00% Senior Convertible Notes. Cash flow provided by operating activities in the three months ended March 31, 2008 was $8.9 million compared to cash flow provided by operating activities in the three months ended March 31, 2007 of $4.4 million. The increase in net cash provided by operating activities is due primarily to an increase in income from operations partially offset by an increase in accounts receivable and a decrease in accounts payable.

Revolving Bank Credit Facility and Other Debt

Revolving Bank Credit Facility. We have a secured revolving bank credit facility, which matures in July 15, 2011 and provides for a line of credit of up to $125 million (the “commitment”), subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves (“borrowing base”). The amount of credit available at any one time under the credit facility is the lesser of the borrowing base or the amount of the commitment. At March 31, 2008, the debt amount outstanding was $14 million with a borrowing base of $90 million. The terms of the credit facility are more fully described in our 2007 10-K. The credit facility contains various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sale of assets, mergers and consolidations, dividends and distributions, changes in management and require the maintenance of various financial ratios. We were in compliance with all financial and nonfinancial covenants at March 31, 2008.

Secured and Unsecured Notes. In July 2007, we issued $30 million of 7.58% Series A Notes due July 31, 2012 (the “Series A Notes”), which are secured by a second lien on all of our assets. We also issued $125 million of 5.00% Senior Convertible Notes due 2013 (the “Senior Notes”) in February 2008. These Senior Notes are unsecured. The terms of the Series A Notes and the Senior Notes are more fully described in our 2007 10-K. We were in compliance with the terms of the Series A Notes and Senior Notes at March 31, 2008.

Working Capital

At March 31, 2008, we had a working capital deficit of $28.4 million. Including availability under our credit facility, our working capital as of March 31, 2008 would have been $47.6 million.

Price Risk Management

See Part I, Item 3 – Quantitative and Qualitative Disclosure about Market Risk.

Critical Accounting Policies

Our critical accounting policies are summarized in our 2007 10-K. There have been no changes in those policies.

Contractual Obligations

During the quarter ended March 31, 2008 there were no changes in our contractual obligations from those disclosed in our 2007 10-K, other than in the ordinary course of business.

Recently Issued Accounting Standards

See Note A to our financial statements included in Part I, Item 1.

Guidance

The following is our updated guidance as of the date of filing of this report:

Production
Second quarter 2008	3.0 Bcfe
Full year 2008	12.9 – 13.3 Bcfe

2008 annual revenues	$125 million
Non-GAAP discretionary
cash flow(1)	$80 million

(1)	Net cash provided by operating activities before changes in assets and liabilities.

Forward-Looking Statements

All statements made in this document and accompanying supplements other than purely historical information are “forward looking statements” within the meaning of the federal securities laws, including the information set forth under “Guidance” above. These statements reflect expectations and are based on historical operating trends, proved reserve positions and other currently available information. Forward-looking statements include statements regarding future plans and objectives, future exploration and development expenditures, the number and location of planned wells, the quality of our properties and potential reserve and production levels, and future revenue and cash flow. These statements may be preceded or followed by or otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “continues”, “plans”, “estimates”, “projects”, “guidance” or similar expressions or statements that events “will” “should”, “could”, “might” or “may” occur. Except as otherwise specifically indicated, these statements assume that no significant changes will occur in the operating environment for oil and gas properties and that there will be no material acquisitions or divestitures except as otherwise described.

The forward-looking statements in this report are subject to all the risks and uncertainties which are described in our 2007 10-K and in this document. We may also make material acquisitions or divestitures or enter into financing transactions. None of these events can be predicted with certainty or taken into consideration in the forward-looking statements.

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

Commodity Price Risk

We are subject to price fluctuations for natural gas and crude oil. Prices received for oil and natural gas sold on the spot market are volatile due to factors beyond our control. Reductions in crude oil and natural gas prices could have a material adverse effect on our financial position, results of operations and quantities of reserves recoverable on an economic basis. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our revolving bank credit facility and adversely affect our liquidity and our ability to obtain capital for our acquisition and development activities.

To mitigate a portion of our exposure to fluctuations in commodity prices, we enter into financial price risk management activities with respect to a portion of projected oil and natural gas production through financial price swaps and options. Our revolving bank credit facility requires us to maintain a hedging program on mutually acceptable terms whenever the loan amount outstanding exceeds 75% of the borrowing base, which occurred in 2007. In addition, the note agreement for our Series A Notes requires us to hedge a certain portion of our production.

For swap instruments, we receive a fixed price and pay a variable market price to the contract counterparty. The fixed-price payment and the floating price payment are netted, resulting in a net amount due to or from the counterparty. Options contain a fixed floor price (long put) and ceiling price (short call). If the market price is greater than the call strike price, we pay the difference between the market price and the call price. If the market price is less than the put strike price, we receive the difference between the put price and the market price. If the market price is between the call and the put strike price, no payments are due from either party. The gains and losses realized as a result of these activities are substantially offset in the cash market when the commodity is delivered. Following is a summary of the outstanding oil and natural gas swaps and options we have in place as of March 31, 2008:

Effective Date	Maturity Date	Notional Amount Per Month	Remaining Notional Amount as of March 31, 2008	Fixed Price per	Put Fixed Price	Call Fixed Price
Natural Gas (MMBtu):
2/1/2007	12/31/2008	200,000	1,800,000	$7.46	—	—
8/1/2007	12/31/2008	100,000	900,000	$7.60	—	—
1/1/2008	12/31/2009	100,000	2,100,000	—	$7.50	$8.15
1/1/2009	12/31/2009	200,000	2,400,000	—	$7.50	$9.17
1/1/2010	12/31/2010	300,000	3,600,000	—	$7.50	$8.91
Oil (Bbls):
9/1/2007	12/31/2008	5,000	50,000	$70.00	—	—

All natural gas contracts are settled against Inside FERC-Houston Ship Channel Index Prices and all oil contracts are settled against NYMEX West Texas Intermediate, which have historically had a high degree of correlation with the actual prices received by the Company. The fair value of our natural gas and oil swaps and options in effect at March 31, 2008 was a liability of $16.3 million, of which $12.8 million is classified as current and $3.5 is classified as a long-term liability and included in other liabilities at March 31, 2008.

The liability at March 31, 2008, reflects the fact that the prices under our swaps and options contracts in the aggregate are lower than period end forward prices. While we will not recognize the benefit from commodity prices in excess of our fixed prices, we mitigate the associated risks of lower prices.

Based on the monthly notional amount for natural gas in effect at March 31, 2008, a hypothetical $1.00 increase in natural gas prices would have decreased the cash flow and earnings from our natural gas swaps and options by $300,000 per month and a $1.00 decrease in natural gas prices would increase the cash flow and earnings from our natural gas swaps and options by $300,000 per month. Based on the monthly notional amount for oil in effect at March 31, 2008, a hypothetical $1.00 increase in oil prices would have decreased the cash flow and earnings for our oil swap by $5,000 per month and a $1.00 decrease in oil prices would increase the cash flow and earnings by $5,000 per month.

See “Results of Operations for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007 – Oil and Natural Gas Sales” for information about new natural gas and oil options entered into May 2008.

Interest Rate Risk

As of March 31, 2008, we had $14 million of long-term debt outstanding under our revolving bank credit facility. The credit facility matures in July 2011 and is governed by a borrowing base calculation that is redetermined periodically. We have the option to elect interest at (1) LIBOR plus 1.50% to 2.25% depending on the level of borrowings relative to the borrowing base or (2) prime rate. As a result, our interest costs fluctuate based on short-term interest rates relating to our credit facility. Based on borrowings outstanding at March 31, 2008, a 100 basis point change in interest rates would change our annual interest expense by approximately $140,000. We had no interest rate derivatives during 2008.

Our $30 million of Series A Notes and $125 million of Senior Convertible Notes have fixed interest rates of 7.58% and 5.00%, respectively.

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

Changes in internal controls over financial reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors applicable to us from those disclosed in our 2007 10-K.

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

GMX RESOURCES INC.
(Registrant)

Date: May 8, 2008	/s/ James A. Merrill
James A. Merrill Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of GMX Resources Inc.	SB-2	353-49328	3.1	11/06/2000

3.2	Amended Bylaws of GMX Resources Inc	10-QSB	000-32325	3.2	11/08/2004

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of GMX Resources Inc.	8-K	000-32325	3.1	05/18/2005

3.4	Certificate of Designation of 9.25% Series B Cumulative Preferred Stock	8-A12B	001-32977	4.1	08/08/2006

4.1(a)	Rights Agreement dated May 17, 2005 by and between GMX Resources Inc. and UMB Bank, N.A., as Rights Agent	8-K	000-32325	4.1	05/18/2005

4.1(b)	Amendment No. 1 to Rights Agreement dated February 1, 2008	8-A/A	001-32977	4.1	02/21/2008

4.2	Indenture dated February 15, 2008, between GMX Resources Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	001-32977	4.1	02/15/2008

10.1	Amended and Restated Stock Option Plan	10-Q	001-32977	10.1	11/09/2007

10.2	Form of Director Indemnification Agreement	SB-2	333-49328	10.5	11/06/2000

10.3	Participation Agreement dated December 29, 2003 by and among Penn Virginia Oil & Gas Company, the Company and its wholly owned subsidiaries	8-K	000-32325	10.1	12/31/2003

10.3(a)	First Amendment dated February 27, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.1	09/14/2004

10.3(b)	Second Amendment dated May 9, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.2	09/14/2004

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.3(c)	Third Amendment dated April 6, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.3	09/14/2004

10.3(d)	Fourth Amendment dated August 11, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.4	09/14/2004

10.3(e)	Fifth Amendment dated effective January 1, 2005 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation	10-QSB	000-32325	10.6(e)	05/12/2005

10.3(f)	Sixth Amendment dated effective January 1, 2006, to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.1	01/20/2006

10.4(a)	Second Amended and Restated Loan Agreement dated October 31, 2007 between GMX Resources Inc., Capital One, National Association, and Union Bank of California, N.A.	8-K	001-32977	10.1	11/02/2007

10.4(b)	First Amendment to Loan Agreement dated December 19, 2007 between GMX Resources Inc., Capital One, National Association, and Union Bank of California, N.A.	8-K	001-32977	10.1	12/21/2007

10.4(c)	Second Amendment to Loan Agreement dated February 11, 2008 among GMX Resources Inc., Capital One, National Association, and Union Bank of California, N.A.	8-K	001-32977	10.5	02/15/2008

10.5(a)	Note Purchase Agreement dated July 31, 2007 between GMX Resources Inc. and The Prudential Insurance Company of America	10-Q	001-32977	10.6(a)	08/09/2007

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.5(b)	Intercreditor Agreement dated July 31, 2007 between the Noteholders, Capital One, National Association, Union Bank of California, N.A. and The Bank of New York Trust Company, N.A., as collateral agent	10-Q	001-32977	10.6(b)	08/09/2007

10.5(c)	Amendment No. 1 to Note Purchase Agreement and Limited Consent dated February 11, 2008 between GMX Resources Inc. and The Prudential Insurance Company of America	8-K	001-32977	10.6	02/15/2008

10.6	Gas Gathering and Processing Agreement effective January 31, 2008 between PVR East Texas Gas Processing LLC and GMX Resources Inc.	8-K	001-32977	10.1	02/01/2008

10.7	Purchase Agreement dated February 11, 2008, between GMX Resources Inc. and Jefferies & Company, Inc., as representative of the Initial Purchasers named therein	8-K	001-32977	10.1	02/15/2008

10.8	Registration Rights Agreement dated February 15, 2008, between GMX Resources Inc. and Jefferies & Company, Inc. as representative of the Initial purchasers named therein	8-K	001-32977	10.2	02/15/2008

10.9	Share Lending Agreement dated February 11, 2008, between GMX Resources Inc., Jefferies Funding LLC and Jefferies & Company, Inc., as collateral agent	8-K	001-32977	10.3	02/15/2008

10.10	Registration Rights Agreement dated February 11, 2008, between GMX Resources Inc. and Jefferies Funding LLC	8-K	001-32977	10.4	02/15/2008

14	Code of Business Conduct and Ethics	10-KSB/A	000-32325	14	04/15/2004

21	List of Subsidiaries	10-KSB	000-32325	21	03/31/2006

31.1	Rule 13a-14(a) Certification of Chief Executive Officer		001-32977			*

31.2	Rule 13(a) – 14(a) Certification of Chief Financial Officer		001-32977			*

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350		001-32977			*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350		001-32977			*