Form 10-Q
period 2008-06-30
GMX RESOURCES INC
filed 2008-08-06
CIK 1127342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated file ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Check one:
Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of August 4, 2008 was 18,838,647, which included 3,440,000 shares under a share loan which will be returned to the registrant upon conversion of certain outstanding convertible notes.

GMX Resources Inc.
Form 10-Q
For the Quarter Ended June 30, 2008

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
GMX Resources Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands, except share data)

	December 31,	June 30,
	2007	2008
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,907	$12,862
Accounts receivable—interest owners	906	246
Accounts receivable—oil and gas revenues	10,258	21,126
Inventories	1,558	5,433
Prepaid expenses and deposits	1,720	882
Deferred tax asset	—	8,591

Total current assets	20,349	49,140

OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST METHOD
Properties being amortized	350,573	459,212
Properties not subject to amortization	2,143	6,625
Less accumulated depreciation, depletion, and amortization	(33,257)	(45,611)

	319,459	420,226

PROPERTY AND EQUIPMENT, AT COST, NET	54,957	61,923

OTHER ASSETS	575	4,854

TOTAL ASSETS	$395,340	$536,143

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$34,941	$31,213
Accrued expenses	3,778	14,035
Revenue distributions payable	3,667	4,497
Derivative instruments	1,720	27,274
Current maturities of long-term debt	4,321	125,101

Total current liabilities	48,427	202,120

LONG-TERM DEBT, less current maturities	121,413	95,106

OTHER LIABILITIES	4,649	19,326

DEFERRED INCOME TAXES	11,925	17,528

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.001 per share, 10,000,000 shares authorized:
Series A Junior Participating Preferred Stock 25,000 shares authorized, none issued and outstanding	—	—
9.25% Series B Cumulative Preferred Stock, 3,000,000 shares authorized, 2,000,000 shares issued and outstanding (aggregate liquidation preference $50,000,000)	2	2
Common stock, par value $.001 per share—authorized 50,000,000 shares; issued and outstanding 13,267,886 shares in 2007 and 16,773,961 shares in 2008	13	17
Additional paid-in capital	180,543	182,526
Retained earnings	29,686	46,422
Accumulated other comprehensive income, net of taxes	(1,318)	(26,904)

Total shareholders’ equity	208,926	202,063

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$395,340	$536,143

See accompanying notes to consolidated financial statements.

GMX Resources Inc. And Subsidiaries
Consolidated Statements of Operations
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

OIL AND GAS SALES	$16,468	$38,040	$29,642	$65,239

EXPENSES:
Lease operations	2,133	3,156	3,718	6,540
Production and severance taxes	695	1,506	1,188	3,058
Depreciation, depletion, and amortization	4,257	7,713	7,934	14,456
General and administrative	2,113	4,786	3,877	7,366

Total expenses	9,198	17,161	16,717	31,420

Income from operations	7,270	20,879	12,925	33,819

NON-OPERATING INCOME (EXPENSES):
Interest expense	(522)	(2,905)	(866)	(6,004)
Interest and other income	51	10	130	46

Total non-operating expense	(471)	(2,895)	(736)	(5,958)

Income before income taxes	6,799	17,984	12,189	27,861

PROVISIONS FOR INCOME TAXES	2,162	5,431	3,738	8,812

NET INCOME	4,637	12,553	8,451	19,049
Preferred stock dividends	1,156	1,157	2,313	2,313

NET INCOME APPLICABLE TO COMMON STOCK	$3,481	$11,396	$6,138	$16,736

EARNINGS PER SHARE — Basic	$0.26	$0.86	$0.48	$1.26

EARNINGS PER SHARE — Diluted	$0.26	$0.77	$0.47	$1.19

WEIGHTED AVERAGE COMMON SHARES — Basic	13,267,767	13,302,728	12,878,577	13,290,504

WEIGHTED AVERAGE COMMON SHARES — Diluted	13,407,477	14,724,564	13,014,414	14,037,223

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2008
CASH FLOWS DUE TO OPERATING ACTIVITIES
Net Income	$8,451	$19,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	7,934	14,456
Deferred income taxes	3,738	8,777
Non-cash compensation expense	596	1,089
Other	25	2,206
Decrease (increase) in:
Accounts receivable	(1,475)	(11,378)
Inventory and prepaid expenses	(483)	(3,602)
Increase (decrease) in:
Accounts payable	2,347	(3,728)
Accrued expenses and liabilities	1,262	10,340
Revenue distributions payable	1,541	2,344

Net cash provided by operating activities	23,936	39,553

CASH FLOWS DUE TO INVESTING ACTIVITIES
Additions to oil and natural gas properties	(82,184)	(110,179)
Purchase of property and equipment	(9,478)	(10,729)

Net cash used in investing activities	(91,662)	(120,908)

CASH FLOW DUE TO FINANCING ACTIVITIES
Advance on borrowings	51,043	79,509
Payments on debt	(46,155)	(106,035)
Proceeds from sale of 5.00% Senior Convertible Notes	—	125,000
Proceeds from sale of common stock	65,711	898
Dividends paid on Series B preferred stock	(2,313)	(2,313)
Fees paid relating to financing activities	—	(4,749)

Net cash provided by financing activities	68,286	88,310

NET INCREASE IN CASH AND CASH EQUIVALENTS	560	6,955

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,960	5,907

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,520	$12,862

CASH PAID DURING THE PERIOD FOR:
INTEREST	$850	2,914
TAXES	$—	35
See accompanying notes to consolidated financial statements

GMX Resources Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Net income	$4,637	$12,553	$8,451	$19,049

Other comprehensive income (loss), net of income tax:
Change in fair value of derivative instruments, net of income taxes of $936, ($8,210), ($490), and ($13,246)	1,817	(19,032)	(951)	(28,804)
Adjustment for derivative (gains) losses reclassified into oil and gas sales, net of income taxes of ($117), $1,296, ($338), and $1,480	(227)	2,865	(656)	3,218

Other comprehensive income (loss), net of income tax	1,590	(16,167)	(1,607)	(25,586)

Comprehensive income (loss)	$6,227	$(3,614)	$6,844	$(6,537)

See accompanying notes to consolidated financial statements.

GMX Resources Inc.
Condensed Notes To Interim Financial Statements
Three Months Ended June 30, 2007 and 2008
(Unaudited)
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
In the opinion of GMX’s management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated balance sheet of GMX as of June 30, 2008, and the results of its operations for the three and six month periods ended June 30, 2007 and 2008 and its cash flows for the six months ended June 30, 2007 and 2008.
Earnings Per Share
Net income applicable to common stock was used as the numerator in computing basic and diluted income per common share for the three and six months ended June 30, 2007 and 2008. The following table reconciles the weighted average shares outstanding used for these computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Weighted average shares outstanding — basic	13,267,767	13,302,728	12,878,577	13,290,504
Effect of dilutive securities-convertible bonds	—	1,204,477	—	610,859
Effect of dilutive securities — stock options	139,710	217,359	135,837	135,860

Weighted average shares outstanding — diluted	13,407,477	14,724,564	13,014,414	14,037,223

GMX Resources Inc.
Condensed Notes To Interim Financial Statements
Three Months Ended June 30, 2007 and 2008
(Unaudited)
The dilutive effect of the convertible bonds varies based on the Company’s stock price and for purposes of computing dilutive shares outstanding was based on the average stock price for the Company for the three and six months ended June 30, 2008 of $47.32 and $38.64, respectively. The number of shares issuable increases as the Company’s common stock price increases and is finally determined based on the Company’s volume weighted average stock price for a specified 60 day measurement period ending on or about the actual conversion date.
Common shares loaned in connection with the convertible debt offering in the amount of 3,440,000 shares as of June 30, 2008 were not included in the computation of earnings per common share. While the borrowed shares are considered issued and outstanding for corporate law purposes, the Company believes that the borrowed shares are not considered outstanding for the purposes of computing and reporting earnings per share under GAAP currently in effect because the shares lent pursuant to the share lending agreement are required to be returned to the Company.
Recently Issued Accounting Standards
In March, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires enhanced disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how instruments and the related hedged items are accounted for under FAS 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently reviewing the standard to assess the impact of the adoption of FAS 161.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States of America (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a material effect on our financial statements or related disclosures.
In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) do not fall within the scope of paragraph 12 of Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 does not apply to embedded conversion options that must be separately accounted for as derivatives under SFAS 133. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and is to be applied retrospectively. The Company is currently evaluating the impact of this statement upon its adoption on the Company’s results of operations, financial position and cash flows.

GMX Resources Inc.
Condensed Notes To Interim Financial Statements
Three Months Ended June 30, 2007 and 2008
(Unaudited)
In June 2008, the Emerging Issues Task Force, or EITF, issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, or EITF 07-5. EITF 07-5 clarifies that contingent and other adjustment features in equity-linked financial instruments are consistent with equity indexation if they are based on variables that would be inputs to a “plain vanilla” option or forward pricing model and they do not increase the contract’s exposure to those variables. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement upon its adoption on the Company’s results of operations, financial position and cash flow.
Recently Adopted Accounting Standards
We adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), as of January 1, 2008 as related to our financial assets and liabilities. SFAS 157 establishes a single authoritative definition of fair value based upon the assumptions market participants would use when pricing an asset or liability and creates a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, additional disclosures are required, including disclosures of fair value measurements by level within the fair value hierarchy. As a result of adoption, we have begun incorporating our own credit standing into the measurement of certain liabilities. Adoption did not have a significant impact on our consolidated financial statements. See Note D — Fair Value Measurements. We will adopt SFAS No. 157 as it relates to non-financial assets and liabilities on January 1, 2009.
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
We adopted FSP FIN 39-1, “An Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”), as of January 1, 2008. FSP FIN 39-1 addresses certain modifications to FIN 39, “Offsetting of Amounts Related to Certain Contracts.” FIN 39-1 allows companies to offset fair value amounts recognized for derivative instruments and the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. The cash collateral must arise from derivative instruments recognized at fair value that are executed with the same counterparty under a master netting arrangement. Upon adoption, we elected to offset the right to reclaim cash collateral or the obligation to return cash collateral against our net derivative positions for which master netting agreements exist. As of June 30, 2008 and December 31, 2007, we had no significant cash collateral obligations.

GMX Resources Inc.
Condensed Notes To Interim Financial Statements
Three Months Ended June 30, 2007 and 2008
(Unaudited)
NOTE B — LONG-TERM DEBT
Long-term debt consists of the following:

	December 31,	June 30,
	2007	2008
	(in thousands)
Revolving bank credit facility, maturity date of July 2011 bearing a variable weighted average interest rate of 6.88% and 5.00% as of December 31, 2007 and June 30, 2008, respectively, collateralized by all assets of the Company	$89,860	$63,500
Bridge Loan, maturity date of June 2008, bearing interest at prime rate plus 2.25% (effective rate of 9.5% at December 31, 2007)	4,140	—
Series A Senior Subordinated Secured Notes due July 2012 with a fixed interest rate of 7.58% and secured by a second lien on all assets of GMX	30,000	30,000
5.00% Senior Convertible Notes due February 2013	—	125,000
Joint venture financing (non-recourse, no interest rate)	1,734	1,707

	125,734	220,207
Less current maturities	4,321	125,101

	$121,413	$95,106

On February 15, 2008, the Company sold $125 million of 5.00% Senior Convertible Notes due 2013 (“Convertible Notes”). In connection with such offering, we agreed to loan up to 3,846,150 shares of our common stock to an affiliate of Jefferies & Company, Inc. to facilitate hedging transactions by purchasers of the notes. The Bridge Loan and revolving bank credit facility were paid in full with the proceeds of the Senior Convertible Notes.
Among other events, holders may convert their Convertible Notes at their option if during any fiscal quarter commencing after March 31, 2008, the last reported sales price of the common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each such trading day. The Company’s stock price did exceed 130% of the conversion price for 20 trading days during a period of 30 consecutive trading days during the three months ended June 30, 2008. Therefore, the Convertible Notes are classified as current in the consolidated balance sheet.

GMX Resources Inc.
Condensed Notes To Interim Financial Statements
Three Months Ended June 30, 2007 and 2008
(Unaudited)
The bank borrowing base under the Company’s bank credit facility was increased to $140,000,000 as part of the regular semi-annual redetermination process in June 2008. As a part of the redetermination, the Company and the banks executed an amended and restated loan agreement providing for up to $250,000,000 in loans as the borrowing base permits.
The revolving bank credit facility was repaid in July 2008 with proceeds from a common stock offering. See Note H — Subsequent Event.
NOTE C — DERIVATIVE ACTIVITIES
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
To mitigate a portion of our exposure to fluctuations in commodity prices, we enter into financial price risk management activities with respect to a portion of projected oil and natural gas production through financial price swaps and options. Our revolving bank credit facility requires us to maintain a hedging program on mutually acceptable terms whenever the loan amount outstanding exceeds 75% of the borrowing base. In addition, the note agreement for our Series A Notes requires us to hedge a certain portion of our production.
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

GMX Resources Inc.
Condensed Notes To Interim Financial Statements
Three Months Ended June 30, 2007 and 2008
(Unaudited)
The fair value of our natural gas and oil swaps and options as of June 30, 2008, was a liability of $39,348,000, of which $27,274,000 is classified as current and $12,074,000 is classified as a long-term liability and included in other liabilities at June 30, 2008. Fair value is generally determined based on the difference between the fixed contract price and the underlying estimated market price at the determination date. Following is a summary of the outstanding volumes and prices on the oil and natural gas swaps and options we have in place as of June 30, 2008:

			Remaining
		Notional	Notional
		Amount	Amount as		Put	Call
Effective	Maturity	Per	of June 30,	Fixed	Fixed	Fixed
Date	Date	Month	2008	Price	Price	Price
Natural Gas (MMBtu):
2/1/2007	12/31/2008	200,000	1,200,000	$7.46	—	—
8/1/2007	12/31/2008	100,000	600,000	$7.60	—	—
6/1/2008(1)	12/31/2009	100,000	1,800,000	—	$9.50	$12.20
1/1/2008	12/31/2009	100,000	1,800,000	—	$7.50	$8.15
1/1/2009	12/31/2009	200,000	2,400,000	—	$7.50	$9.17
1/1/2010	12/31/2010	300,000	3,600,000	—	$7.50	$8.91
Oil (Bbls):
9/1/2007	12/31/2008	5,000	35,000	$70.00	—	—
1/1/2009(1)	12/31/2009	5,000	60,000	—	$100.00	$134.00

(1)	Reflects new transactions entered into during the three months ended June 30, 2008.
All natural gas contracts are settled on Houston Ship Channel Index Prices and all oil contracts are based on West Texas Intermediate which historically have had a high degree of correlation with the actual prices received by the Company. As a result of GMX’s hedging activities, GMX recognized a gain of $944,000 and a loss of $4,697,000 in oil and gas sales for the six months ended June 30, 2007 and 2008, respectively. Due to increases in market prices for natural gas and oil, the Company has recognized an other comprehensive loss, net of tax of $16,167,000 and $25,586,000 related to the change in fair value of the company’s swaps and options for the three and six months ended June 30, 2008, respectively. Assuming the market prices of oil and gas futures as of June 30, 2008 remain unchanged, the Company would expect to transfer a loss of approximately $27,274,000 from accumulated other comprehensive income to earnings during the next 12 months. The actual reclassification into earnings will be based on market prices at the contract settlement date.

GMX Resources Inc.
Condensed Notes To Interim Financial Statements
Three Months Ended June 30, 2007 and 2008
(Unaudited)
NOTE D — FAIR VALUE MEASUREMENTS
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
Level 2:    Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. Instruments in this category include over-the-counter commodity price swaps and options. The Company’s oil and natural gas swaps and options are valued using the counterparties’ marked-to-market statements which are reviewed for reasonableness by our internally developed models and are classified within Level 2 of the valuation hierarchy. The Company estimates the fair values of these instruments based on published forward commodity price curves for the underlying commodities as of the date of the estimate. The discount rate used in the discounted cash flow projections includes a measure of nonperformance risk. In addition, for options, the Company estimates the option value of the contract floors and ceilings using an option pricing model which takes into account market volatility, market prices and contract parameters. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.
Level 3:    Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). The Company has no assets or liabilities currently required to be valued in this category.

GMX Resources Inc.
Condensed Notes To Interim Financial Statements
Three Months Ended June 30, 2007 and 2008
(Unaudited)
As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of the Company’s financial instruments by SFAS No. 157 pricing levels as of June 30, 2008:

	Fair Value Measurements Using
	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Fair Value
	(Level 1)	(Level 2)	(Level 3)	Measurement
	(in thousands)
Financial liabilities:
Commodity derivative swaps	$—	$12,497	$—	$12,497
Commodity derivative options	—	26,851	—	26,851

	$—	$39,348	$—	$39,348

See Note C — Derivative Activities for more information on the Company’s hedging instruments.
NOTE E — ASSET RETIREMENT OBLIGATIONS
Below is a reconciliation of the beginning and ending aggregate carrying amount of the Company’s asset retirement obligations:

Six Months Ended
June 30, 2008
(in thousands)
Beginning of the period	$3,625
Liabilities incurred in the current period	1,509
Revisions	(335)
Accretion	109

End of the period(1)	$4,908

(1)	Approximately $442,000 of the asset retirement obligation has been classified as current and is included in accrued expenses at June 30, 2008. The long-term portion is included in other liabilities. The entire balance was classified as long-term and included in other liabilities at June 30, 2007.

GMX Resources Inc.
Condensed Notes To Interim Financial Statements
Three Months Ended June 30, 2007 and 2008
(Unaudited)
NOTE F — COMMITMENTS AND CONTINGENCIES
In June 2008, the Company entered into a 5 year operating lease for a fractional interest in a Gulfstream 200 aircraft. Lease obligations are $294,000, $588,500, $588,500, $588,500, $588,500 and $294,000 for 2008, 2009, 2010, 2011, 2012, and 2013, respectively.
The Company also entered into two 3-year contracts in June 2008 with Helmerich & Payne, Inc. for the use of two flex drilling rigs. The contracts begin in March and April 2009 and payments for 2009, 2010, 2011 and 2012 are expected to be approximately $15,150,000, $21,389,000, $21,389,000, and 6,238,000, respectively.
NOTE G — SUBSEQUENT EVENT
In July 2008, the Company completed an offering of 2,000,000 shares of common stock for $70.50 per share. Net proceeds to the Company were approximately $133,700,000. The Company repaid outstanding indebtedness under its revolving bank credit facility. The balance of the net proceeds will be used to fund the development of oil and natural gas properties, acquisitions of additional properties and for general corporate purposes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
We are a ‘Pure Play’, E & P company that has significant Haynesville / Bossier Shale acreage in East Texas and North Louisiana. We have 435 Bcfe in proved reserves at December 31, 2007 that are 94% natural gas. We have 480 net undrilled Haynesville /Bossier 80 acre horizontal locations, 163.9 net Cotton Valley (“CV”) producers; and 890 net CV un-drilled locations. At July 31, 2008, eight drilling rigs were currently developing our contiguous, multi-layer gas resource play on the Sabine Uplift; Carthage, North Field, in Panola & Harrison County of East Texas, and Caddo Parish of North Louisiana. We have invested $70 million in infrastructure which has contributed to very low finding and development costs. Our properties also have 31 net Travis Peak/Hosston Sands & Pettit producers. These multiple resource layers provide high probability and repeatable, organic growth with 100% drilling success. Headquartered in Oklahoma City, Oklahoma, we have interests in 210 net producing wells and operate 77% of our reserves. Our strategy is to grow shareholder value through acceleration of development, acreage additions that achieve operational growth around our core area, and converting our natural gas reserves to proved, while maintaining a balanced and prudent approach to financial management.
In addition to continuing to drill Cotton Valley wells in our core area during the first half of 2008, we also began to focus on expansion of our acreage in or around the core area. We also completed natural gas processing agreements with PVR East Texas Gas Processing, LLC and Waskom Gas Processing Company which resulted in 100% of our natural gas production from our core area being processed beginning in April 1, 2008.
Due to recent successful horizontal well completions in the deeper Haynesville/Bossier formation, we will shift our drilling emphasis to these wells in the second half of 2008 and expect that we will drill four to six horizontal Haynesville/Bossier wells on our 100% owned acreage and we expect our joint development partner, Penn Virginia Oil and Gas, L.P., to drill 2 gross (0.8 net) Haynesville/Bossier Shale wells in 2008. We also completed in July 2008, an acquisition of 7,300 net predominantly undeveloped acres in Harrison, Marion, and Cass counties in East Texas and Caddo Parish, Louisiana, which includes rights in the Haynesville/Bossier formation.
We recently purchased an additional 10,955 net Haynesville acres bringing our total Haynesville prospective acreage to 38,455 net acres as of July 31, 2008. Our overall net operated acreage position has grown 130% in 2008 to a total of 41,347 net operated Cotton Valley, Travis Peak acres. We now have a total of 480 gross Haynesville drilling locations and operate 81% of our Haynesville acreage. For the quarter ending June 30, 2008, we drilled a total of 30 gross (19.2 net) Cotton Valley and Travis Peak vertical wells.

The table below summarizes information concerning our activities in the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007.
Summary Operating Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Production:
Oil (MBbls)	32	50	58	98
Natural gas (MMcf)	1,856	2,949	3,491	5,529
Gas equivalent production (MMcfe)	2,049	3,254	3,839	6,119
Average daily (MMcfe)	22.5	35.7	21.2	33.6

Average Sales Price:
Oil (per Bbl)
Wellhead price	$61.27	$121.21	$57.85	$108.79
Effect of hedges	—	(13.11)	—	(10.32)

Total	$61.27	$108.10	$57.85	$98.47
Natural gas (per Mcf)
Wellhead price	$7.63	$12.22	$7.25	$10.71
Effect of hedges	.18	(1.19)	.28	(0.67)

Total	$7.81	$11.03	$7.53	$10.04

Average sales price (per Mcfe)	$8.04	$11.70	$7.72	$10.66

Operating and Overhead Costs (per Mcfe):
Lease operating	$1.04	$.97	$.97	$1.07
Production and severance taxes	.34	.46	.31	.50
General and administrative	1.03	1.47	1.01	1.20

Total	$2.41	$2.90	$2.29	$2.77

Cash Operating Margin (per Mcfe)	$5.63	$10.07	$5.43	$8.66

Other (per Mcfe):
Depreciation, depletion and amortization — oil and natural gas properties	$1.82	$2.02	$1.81	$2.02

Results of Operations—Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Oil and Natural Gas Sales. Oil and natural gas sales in the three months ended June 30, 2008 increased 131.0% to $38,040,000 compared to the three months ended June 30, 2007. This increase was due to greater production of gas and natural oil, accounting for 58.7% of the increase, and higher oil and natural gas prices of 45.5%. The average price per barrel of oil and mcf of natural gas received in the three months ended June 30, 2008 was $108.10 and $11.03, respectively, compared to $61.27 and $7.81, respectively, in the three months ended June 30, 2007. Production of oil for the three months ended June 30, 2008 increased to 50 MBbls compared to 32 MBbls for the three months ended June 30, 2007. Natural gas production for the three months ended June 30, 2008 increased to 2,949 MMcf compared to 1,856 MMcf for the three months ended June 30, 2007, an increase of 58.9%. Greater production of oil and natural gas in the three months ended June 30, 2008 resulted from an increase in the number of producing wells in 2008. We expect continued increases in production and revenues, assuming no significant decline in prices, for the rest of the year resulting from continued drilling.
In the three months ended June 30, 2008, as a result of hedging activities, we recognized a decrease in oil and natural gas sales of $667,000 and $3,495,000, respectively, compared to an increase in natural gas sales of $344,000 in the three months ended June 30, 2007. In the second quarter of 2008, hedging reduced the average natural gas and oil sales price by $1.19 per Mcf and $13.11 per Bbl compared to an increase in natural gas sales price of $0.18 per Mcf in the second quarter of 2007. We intend to add additional oil and natural gas hedges in the future as production increases.
Lease Operations. Lease operations expense increased $1,023,000, or 48.0%, for the three months ended June 30, 2008 to $3,156,000, compared to the three months ended June 30, 2007. The increased expense resulted from a greater number of producing wells. Lease operations expense on an equivalent unit of production basis was $0.97 per Mcfe in the three months ended June 30, 2008 compared to $1.04 per Mcfe for the three months ended June 30, 2007. Lease operations expense will continue to grow throughout the year as the number of producing wells increase. However, we expect that lease operations expense will continue at this level on a per unit basis.
Production and Severance Taxes. Production and severance taxes increased 116.7% to $1,506,000 in the three months ended June 30, 2008 compared to $695,000 in the three months ended June 30, 2007. Production and severance taxes are assessed on the value of the oil and natural gas produced. The above increase resulted from higher oil and natural gas sales and sales price as described above, off-set by a severance tax refund of approximately $630,000 recorded in the second quarter of 2008. A growing number of wells with natural gas production are exempt from severance taxes or have reduced severance tax rates. In the second quarter of 2007, we recognized severance tax refunds of approximately $190,000. Upon approval from the State of Texas, certain wells are exempt from severance taxes or eligible for a reduced severance tax rate for a period of ten years and this exemption will reduce our expense on a per unit basis going forward.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $3,456,000, or 81.2%, to $7,713,000 in the three months ended June 30, 2008. This increase is due to higher production levels and higher costs. The oil and gas properties depreciation, depletion and amortization rate per equivalent unit of production was $2.02 per Mcfe in the three months ended June 30, 2008 compared to $1.82 per Mcfe in the three months ended June 30, 2007. The depletion rate increased primarily from the effects of higher drilling and completion costs. Depreciation, depletion and amortization expense is also expected to increase for the remainder of the year as production increases.

General and Administrative Expense. General and administrative expense for the three months ended June 30, 2008 was $4,786,000 compared to $2,113,000 for the three months ended June 30, 2007. This increase of $2,673,000, or 126.5%, was the result of additional administrative and supervisory personnel needed to manage our growth. Additionally, we recorded a $1,170,000 charge to bad debt expense related to our estimated exposure from a bankruptcy filed by one of our oil purchasers. General and administrative expense per equivalent unit of production was $1.47 per Mcfe for the three months ended June 30, 2008 compared to $1.03 per Mcfe for the comparable period in 2007. Excluding the charge to bad debt expense, general and administrative expense on a per equivalent unit of production would have been $1.11 per Mcfe for the second quarter of 2008. We expect general and administrative expense will increase for the remainder of the year due to increases in personnel and related employee benefit costs and compensation increases implemented on July 1, 2008 to align our compensation more closely with our peers. We expect these costs to decline on a per unit basis as our production increases.
Interest. Interest expense for the three months ended June 30, 2008 was $2,905,000 compared to $522,000 for the three months ended June 30, 2007. This increase was primarily attributable to a greater amount of outstanding debt during the three months ended June 30, 2008.
Results of Operations—Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Oil and Natural Gas Sales. Oil and natural gas sales in the six months ended June 30, 2008 increased 120.1% to $65,239,000 compared to the six months ended June 30, 2007. This increase is due to an increase in production of natural gas and oil, accounting for 59.4% of the increase, and an increase in oil and natural gas prices of 38.1%. The average prices per barrel of oil and mcf of natural gas received in the six months ended June 30, 2008 were $98.47 and $10.04, respectively, compared to $57.85 and $7.53, respectively, in the six months ended June 30, 2007. Production of oil for the first six months ended 2008 increased to 98 MBbls compared to 58 MBbls for the first six months of 2007. Natural gas production increased to 5,529 MMcf for the first six months of 2008 compared to 3,491 MMcf for the first six months ended June 30, 2007, an increase of 58.4%.
In the six months ended June 30, 2008, as a result of hedging activities, we recognized a decrease in oil and natural gas sales of $1,017,000 and $3,680,000, respectively, compared to an increase in natural gas sales of $994,000 in the six months ended June 30, 2007. In the six months ended June 30, 2008, hedging reduced the average natural gas and oil sales price by $0.67 per Mcf and $10.32 per Bbl compared to an increase in natural gas sales price of $0.28 per Mcf in the six months ended June 30, 2007. We intend to add additional oil and natural gas hedges in the future as production increases.
Lease Operations. Lease operations expense increased $2,822,000 in the six months ended June 30, 2008 to $6,540,000, a 75.9% increase compared to the six months ended June 30, 2007. Increased expense resulted from a greater number of producing wells. Lease operations expense on an equivalent unit of production basis was $1.07 per Mcfe in the six months ended June 30, 2008 compared to $0.97 per Mcfe for the six months ended June 30, 2007.

Production and Severance Taxes. Production and severance taxes increased 157.4% to $3,058,000 in the six months ended June 30, 2008 compared to $1,188,000 in the six months ended June 30, 2007. Production and severance taxes are assessed on the value of the oil and natural gas produced. The above increase resulted from higher oil and natural gas sales described above off-set by severance tax refunds of approximately $630,000 recorded in the first six months of 2008. A growing number of wells with natural gas production are exempt from severance taxes or have reduced severance tax rates. In the first six months of 2007, we recognized severance tax refunds of approximately $369,000. Upon approval from the State of Texas certain wells are exempt from severance taxes or eligible for a reduced severance tax rate for a period of ten years and this will reduce our expense on a per unit basis going forward.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $6,522,000 to $14,456,000 in the six months ended June 30, 2008, up 82.2% from the six months ended June 30, 2007. This increase is due to higher production levels and higher costs. The oil and gas properties depreciation, depletion and amortization rate per equivalent unit of production was $2.02 per Mcfe in the six months ended June 30, 2008 compared to $1.81 per Mcfe in the six months ended June 30, 2007. The depletion rate increased primarily from the effect of higher drilling and completion costs. Depreciation, depletion and amortization expense is also expected to increase for the remainder of the year as production increases.
General and Administrative Expense. General and administrative expense for the six months ended June 30, 2008 was $7,366,000 compared to $3,877,000 for the six months ended June 30, 2007, an increase of 90.0%. This increase of $3,489,000 was the result of additional administrative and supervisory personnel needed to manage our growth. Additionally, we recorded a $1,170,000 charge to bad debt expense related to our estimated exposure from a bankruptcy filed by one of our oil purchasers. General and administrative expense per equivalent unit of production was $1.20 per Mcfe for the six months ended June 30, 2008 compared to $1.01 per Mcfe for the comparable period in 2007. Excluding the charge to bad debt expense, general and administrative expense on a per unit of production would have been $1.01 per Mcfe for the first half of 2008. We expect general and administrative expense will increase for the remainder of the year due to increases in personnel and related employee benefit costs and compensation increases implemented on July 1, 2008 to align our compensation more closely with our peers. We expect these costs to decline on a per unit basis as our production increases.
Interest. Interest expense for the six months ended June 30, 2008 was $6,004,000 compared to $866,000 for the six months ended June 30, 2007. This increase is primarily attributable to a greater amount of outstanding debt during the first six months of 2008.
Net Income and Net Income Per Share
For the three months ended June 30, 2008 and 2007, we reported net income of $12,553,000 and $4,637,000, respectively, an increase of 170.7%. Net income applicable to common stock for the three months ended June 30, 2008 and 2007 was $11,396,000 and $3,481,000, respectively, an increase of 227.4%. Net income per basic and fully diluted share was $0.86 and $0.77 respectively, for the second quarter of 2008 compared to $0.26 for the second quarter of 2007. Weighted average fully-diluted shares outstanding increased by 9.8% from 13,407,477 shares in the second quarter of 2007 to 14,724,564 shares in the second quarter of 2008.

For the six months ended June 30, 2008 and 2007, we reported net income of $19,049,000 and $8,451,000, respectively, an increase of 125.4%. Net income applicable to common stock for the six months ended June 30, 2008 and 2007 was $16,736,000 and $6,138,000, respectively, an increase of 172.7%. Net income per basic and fully diluted share was $1.26 and $1.19 respectively, for the first half of 2008 compared to $0.48 and $0.47 respectively, for the first half of 2007. Weighted average fully-diluted shares outstanding increased by 7.9% from 13,014,414 shares in the first half of 2007 to 14,037,223 shares in the first half of 2008.
We recognized additional dilutive shares of 1,204,447 and 610,859 for the three and six months ended June 30, 2008, respectively, from the February 2008 issuance of net share settlement 5.00% Senior Convertible Notes due 2013. The dilutive effect of the convertible bonds varies based on the Company’s stock price and for purposes of computing dilutive shares outstanding was based on the average stock price for the Company for the three and six months ended June 30, 2008 of $47.32 and $38.64, respectively. The number of shares issuable increases as the Company’s common stock price increases and is finally determined based on the Company’s volume weighted average stock price for a specified 60 day measurement period ending on or about the actual conversion date.
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
As a result of recent oil and natural gas price increases providing additional cash flow and increases in our borrowing base under our revolving bank credit facility, we have increased our capital expenditure budget for 2008 to $271 million from $195 million. In the third quarter, we plan to direct the majority of our development focus to Haynseville/Bossier horizontal wells. We expect to drill and operate 4 -6 gross and net wells. We also expect our joint development partner, Penn Virginia Oil & Gas, L.P. will drill 2 gross (0.8 net) Haynesville/Bossier horizontal wells on our jointly owned acreage in the second half of 2008. This shift in drilling focus to Haynesville/Bossier versus Cotton Valley wells and the extended drilling time for horizontal wells will bring our planned wells to a range of 68.3 to 78.8 net wells for all of 2008.
Funding for these budgeted capital expenditures are expected to be primarily provided by cash flow, working capital, borrowing under our revolving bank credit facility and net proceeds from our common stock offering completed in July 2008. As of June 30, 2008, we had $63.5 million outstanding on our credit facility that has a borrowing base of $140 million. In July 2008, the revolving bank credit facility was repaid with proceeds from our common stock offering which we received $133.7 million, net of offering expenses. Our borrowing base will be redetermined in the fourth quarter of 2008 and we expect additional increases in the borrowing base as additional production is established.

We are actively pursuing acquisition of additional acreage in and around our core area which may include producing properties. If we are successful in any of these, we may need additional debt and equity financing in 2008 depending on the size of any prospective transactions.
Cash Flow—Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
In the six months ended June 30, 2008 and 2007, we spent $120.9 and $91.7 million, respectively, in oil and gas acquisitions and development activities, including the acquisition of property and equipment. These investments were funded for the six months ended June 30, 2008 by working capital borrowings under our credit facility and cash flow. Cash flow provided by operating activities in the six months ended June 30, 2008 and 2007 was $39.6 million and $23.9 million, respectively. The increase in 2008 was a result of more production from new wells drilled and higher commodity prices.
Revolving Bank Credit Facility and Other Debt
Revolving Bank Credit Facility. We have a secured revolving bank credit facility, which matures in July 15, 2011 and provides for a line of credit of up to $250 million (the “commitment”), subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves (“borrowing base”). The amount of credit available at any one time under the credit facility is the lesser of the borrowing base or the amount of the commitment. At June 30, 2008, the debt amount outstanding was $63.5 million with a borrowing base of $140 million. The terms of the credit facility are more fully described in our 2007 10-K. The credit facility contains various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sale of assets, mergers and consolidations, dividends and distributions, changes in management and require the maintenance of various financial ratios. We were in compliance with all financial and nonfinancial covenants at June 30, 2008.
Secured and Unsecured Notes. In July 2007, we issued $30 million of 7.58% Series A Notes due July 31, 2012 (the “Series A Notes”) which are secured by a second lien on all of our assets. We also issued $125 million of 5.00% Senior Convertible Notes due 2013 (the “Convertible Notes”) in February 2008. These Senior Notes are unsecured and due to the fact that the Senior Notes are convertible after June 30, 2008, are classified as current liabilities in the consolidated balance sheet as of June 30, 2008. The terms of the Series A Notes and the Senior Notes are more fully described in our 2007 10-K. We were in compliance with the terms of the Series A Notes and Senior Notes at June 30, 2008.

Working Capital
At June 30, 2008, we had a working capital deficit of $153.0 million. Including availability under our credit facility and excluding the reclassification of the Convertible Notes to current, our working capital as of June 30, 2008 would have been $48.5 million.
Subsequent Events
In July 2008, we completed an offering of 2,000,000 shares of common stock for $70.50 per share. Net proceeds to us were approximately $133,700,000. We repaid outstanding indebtedness under our revolving bank credit facility. The balance of the net proceeds will be used to fund the development of oil and natural gas properties, acquisitions of additional properties and for general corporate purposes. We anticipate reborrowing under our revolving bank credit facility for the same purpose.
Price Risk Management
See Part I, Item 3 — Quantitative and Qualitative Disclosure about Market Risk.
Critical Accounting Policies
Our critical accounting policies are summarized in our 2007 10-K. There have been no changes in those policies.
Contractual Obligations
In the three and six months ended June 30, 2008, there have been no material changes outside the ordinary course of business in the contractual obligations listed in our 2007 10-K, except as set forth below.
In June 2008, we entered into an operating lease for a fractional interest in a Gulfstream 200 aircraft and two 3 year drilling contracts with Helmerich & Payne, Inc. for two flex drilling rigs beginning in March and April of 2009. We anticipate entering into additional drilling contracts in the future. The following table describes these obligations:

	Payments due by Period(1)
		Less			More
		than	1-3	3-5	than
	Total	1 year	years	years	5 years
	(in thousands)
Aircraft lease	$2,942	$294	$1,177	$1,177	$294
Drilling contracts	64,166	—	36,539	27,627	—

Total	$67,108	$294	$37,716	$28,804	$294

(1)	Periods beginning January 1, 2008 and assume drilling rigs are fully used during the contract term.

Recently Issued Accounting Standards
See Note A to our financial statements included in Part I, Item 1.
Guidance
The following is our updated production guidance as of the date of filing of this report:

Production
Second half 2008	7.8 Bcfe
Full year 2008	13.8 Bcfe
Daily exit rate at year end	60.0 Mmcfe/d
Forward-Looking Statements
All statements made in this document and accompanying supplements other than purely historical information are ''forward looking statements’’ within the meaning of the federal securities laws. These statements reflect expectations and are based on historical operating trends, proved reserve positions and other currently available information. Forward looking statements include statements regarding future plans and objectives, future exploration and development expenditures and number and location of planned wells, statements regarding the quality of our properties and potential reserve and production levels. These statements may be preceded or followed by or otherwise include the words ''believes’’, ''expects’’, ''anticipates’’, ''intends’’, “continues”, ''plans’’, ''estimates’’, ''projects’’ or similar expressions or statements that events ''will’’, “should”, “could”, “might”, or ''may’’ occur. Except as otherwise specifically indicated, these statements assume that no significant changes will occur in the operating environment for oil and gas properties and that there will be no material acquisitions or divestitures except as otherwise described.
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

To mitigate a portion of our exposure to fluctuations in commodity prices, we enter into financial price risk management activities with respect to a portion of projected oil and natural gas production through financial price swaps and options. We expect to add additional financial price swaps and options and possibly puts in the future. Our revolving bank credit facility requires us to maintain a hedging program on mutually acceptable terms whenever the loan amount outstanding exceeds 75% of the borrowing base. In addition, the note agreement for our Series A Notes requires us to hedge a certain portion of our production.
For swap instruments, we receive a fixed price and pay a variable market price to the contract counterparty. The fixed-price payment and the floating price payment are netted, resulting in a net amount due to or from the counterparty. Options contain a fixed floor price (long put) and ceiling price (short call). If the market price is greater than the call strike price, we pay the difference between the market price and the call price. If the market price is less than the put strike price, we receive the difference between the put price and the market price. If the market price is between the call and the put strike price, no payments are due from either party. The gains and losses realized as a result of these activities are substantially offset in the cash market when the commodity is delivered. Following is a summary of the outstanding oil and natural gas swaps and options we have in place as of June 30, 2008:

			Remaining
		Notional	Notional
		Amount	Amount as	Fixed	Put	Call
Effective	Maturity	Per	of June 30,	Price	Fixed	Fixed
Date	Date	Month	2008	per	Price	Price
Natural Gas (MMBtu):
2/1/2007	12/31/2008	200,000	1,200,000	$7.46	—	—
8/1/2007	12/31/2008	100,000	600,000	$7.60	—	—
6/1/2008(1)	12/31/2009	100,000	1,800,000	—	$9.50	$12.20
1/1/2008	12/31/2009	100,000	1,800,000	—	$7.50	$8.15
1/1/2009	12/31/2009	200,000	2,400,000	—	$7.50	$9.17
1/1/2010	12/31/2010	300,000	3,600,000	—	$7.50	$8.91
Oil (Bbls):
9/1/2007	12/31/2008	5,000	35,000	$70.00	—	—
1/1/2009(1)	12/31/2009	5,000	60,000	—	$100.00	$134.00

(1)	Reflects new transactions entered into during the three months ended June 30, 2008.

All natural gas contracts are settled against Inside FERC-Houston Ship Channel Index Prices and all oil contracts are settled against NYMEX West Texas Intermediate, which have historically had a high degree of correlation with the actual prices received by the Company. The estimated fair value of our natural gas and oil swaps and options in effect at June 30, 2008 was a liability of $39.3 million, of which $27.2 million is classified as current and $12.1 million is classified as a long-term liability and included in other liabilities at June 30, 2008. The fair value as of July 31, 2008 of our natural gas and oil swaps and options in effect at June 30, 2008 was a liability of $10.9 million, of which $6.4 million is considered current and $4.5 million is considered long-term, due to the significant decline in commodity prices since June 30, 2008.
The liability at June 30, 2008, reflects the fact that the prices under our swaps and options contracts in the aggregate are lower than period end forward prices. The fair value of these contracts varies based on commodity prices. While we will not recognize the benefit from commodity prices in excess of our fixed prices, we mitigate the associated risks of lower prices.
Based on the monthly notional amount for natural gas in effect at June 30, 2008, a hypothetical $1.00 increase in natural gas prices would have decreased the cash flow and earnings from our natural gas swaps and options by $400,000 per month and a $1.00 decrease in natural gas prices would increase the cash flow and earnings from our natural gas swaps and option by $400,000 per month. Based on the monthly notional amount for oil in effect at June 30, 2008, a hypothetical $1.00 increase in oil prices would have decreased the cash flow and earnings for our oil swap by $5,000 per month and a $1.00 decrease in oil prices would increase the cash flow and earnings by $5,000 per month.
Interest Rate Risk
As of June 30, 2008, we had $76.5 million of long-term debt outstanding under our revolving bank credit facility. The credit facility matures in July 2011 and is governed by a borrowing base calculation that is redetermined periodically. We have the option to elect interest at (1) LIBOR plus 1.50% to 2.25% depending on the level of borrowings relative to the borrowing base or (2) prime rate. As a result, our interest costs fluctuate based on short-term interest rates relating to our credit facility. Based on borrowings outstanding at June 30, 2008, a 100 basis point change in interest rates would change our annual interest expense by approximately $765,000. We had no interest rate derivatives during 2008.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None
ITEM 1A. Risk Factors
There have been no material changes in the risk factors applicable to us from those disclosed in our 2007 10-K, except as follows:
We are embarking on a new exploration and development program in the Haynesville/Bossier Shale, and future results of this program may not be as successful as our historical development activities in our core area.
Beginning in the third quarter of 2008, we intend to direct a majority of our development focus to the drilling of horizontal wells in the Haynesville/Bossier Shale formation in our core area. These activities will initially constitute exploratory drilling because we do not currently have any wells drilled to this formation with proved reserves, and therefore will represent a change from our historic focus of drilling developmental vertical wells to the Cotton Valley formation, in which we have historically had 100% drilling success rates and low finding and development costs. We may not encounter the same drilling results in the Haynesville/Bossier Shale wells, in which event our results of operations or financial condition may be adversely affected.
Increased drilling in the Haynesville/Bossier Shale formation in and around our core area may cause pipeline capacity problems that may limit our ability to sell natural gas and may increase demand for certain equipment.
The few Haynesville/Bossier Shale wells drilled to date in and around our core area have reported very high initial production rates, implying large reserves. If the Haynesville/Bossier Shale continues to be successful, the amount of gas being produced in and around our core area from these new wells, as well as other existing wells, may exceed the capacity of the various gathering and intrastate or interstate transportation pipelines currently available, which could result in wells being shut-in awaiting a pipeline to deliver the gas. Such shut-in wells could adversely affect our results of operations.
Due to the recent increase of drilling Haynesville/Bossier Shale wells in and around our core area, demand for higher pressure down hole pipe and other equipment necessary for drilling these wells has been very high. If we are unable to obtain this equipment in a timely manner, the implementation of our Haynesville/Bossier Shale drilling plans could be delayed.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
The annual meeting of shareholders was held on May 28, 2008. The following sets forth the matters considered and the voting results:
1.	Election of directors for terms expiring at the 2008 annual meeting. All directors were elected.

	VOTES
Name	For	Withheld
Ken L. Kenworthy, Jr.	14,802,637	105,182
Ken L. Kenworthy, Sr.	14,245,715	662,104
T. J. Boismier	14,854,006	53,813
Steven Craig	14,849,706	58,113
Jon W. “Tucker” McHugh	14,849,506	58,113
2.	Ratify selection of Smith, Carney & Co., P.C. as registered public accounting firm for 2008. This proposal was approved.

For	Against	Abstain

14,898,555	7,184	2,080

3.	Adoption of the Company’s 2008 Long Term Incentive Plan. This proposal was approved.

For	Against	Abstain

11,260,233	359,652	11,450

4.	Amendment to Certificate of Designation of the Company’s 9.25% Series B Cumulative Preferred Stock. This proposal did not receive sufficient votes from holders of the preferred stock and therefore was not approved.

	For	Against	Abstain

Common Stock	11,557,612	50,692	23,031

Preferred Stock	1,060,366	119,679	25,261

5.	Issuance of shares upon conversion of the Company’s 5.00% Senior Convertible Notes due 2013 in excess of 20% of outstanding common stock. This proposal was approved.

For	Against	Abstain

11,568,861	51,978	10,496

ITEM 5. Other Information
None.
ITEM 6. Exhibits
See Exhibit Index.
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2008	GMX RESOURCES INC. (Registrant)
/s/ James A. Merrill
James A. Merrill
Chief Financial Officer

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				SEC File			Filed
No.		Exhibit Description	Form	No.	Exhibit	Filing Date	Herewith

3.1		Amended and Restated Certificate of Incorporation of GMX Resources Inc.	SB-2	353-49328	3.1	11/06/2000

3.2		Amended Bylaws of GMX Resources Inc	10-QSB	000-32325	3.2	11/08/2004

3.3		Certificate of Designation of Series A Junior Participating Preferred Stock of GMX Resources Inc.	8-K	000-32325	3.1	05/18/2005

3.4		Certificate of Designation of 9.25% Series B Cumulative Preferred Stock	8-A12B	001-32977	4.1	08/08/2006

4.1	(a)	Rights Agreement dated May 17, 2005 by and between GMX Resources Inc. and UMB Bank, N.A., as Rights Agent	8-K	000-32325	4.1	05/18/2005

4.1	(b)	Amendment No. 1 to Rights Agreement dated February 1, 2008	8-A/A	001-32977	4.1	02/21/2008

4.2		Indenture dated February 15, 2008, between GMX Resources Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	001-32977	4.1	02/15/2008

10.1		Amended and Restated Stock Option Plan	10-Q	001-32977	10.1	11/09/2007

10.2		Form of Director Indemnification Agreement	SB-2	333-49328	10.5	11/06/2000

10.3		Participation Agreement dated December 29, 2003 by and among Penn Virginia Oil & Gas Company, the Company and its wholly owned subsidiaries	8-K	000-32325	10.1	12/31/2003

10.3	(a)	First Amendment dated February 27, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.1	09/14/2004

10.3	(b)	Second Amendment dated May 9, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.2	09/14/2004

			Incorporated by Reference
Exhibit				SEC File				Filed
No.		Exhibit Description	Form	No.	Exhibit		Filing Date	Herewith

10.3	(c)	Third Amendment dated April 6, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.3		09/14/2004

10.3	(d)	Fourth Amendment dated August 11, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.4		09/14/2004

10.3	(e)	Fifth Amendment dated effective January 1, 2005 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation	10-QSB	000-32325	10.6	(e)	05/12/2005

10.3	(f)	Sixth Amendment dated effective January 1, 2006, to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.1		01/20/2006

10.4	(a)	Third Amended and Restated Loan Agreement dated October 31, 2007 between GMX Resources Inc., Capital One, National Association, as Administrative Agent and the other banks named therein	8-K	001-32977	10.1		6/18/2008

10.5	(a)	Note Purchase Agreement dated July 31, 2007 between GMX Resources Inc. and The Prudential Insurance Company of America	10-Q	001-32977	10.6	(a)	08/09/2007

10.5	(b)	Intercreditor Agreement dated July 31, 2007 between the Noteholders, Capital One, National Association, Union Bank of California, N.A. and The Bank of New York Trust Company, N.A., as collateral agent	10-Q	001-32977	10.6	(b)	08/09/2007

10.5	(c)	Amendment No. 1 to Note Purchase Agreement and Limited Consent dated February 11, 2008 between GMX Resources Inc. and The Prudential Insurance Company of America	8-K	001-32977	10.6		02/15/2008

			Incorporated by Reference
Exhibit				SEC File			Filed
No.		Exhibit Description	Form	No.	Exhibit	Filing Date	Herewith

10.5	(d)	Amendment No. 1 to Intercreditor Agreement dated June 12, 2008 between the Noteholders, Capital One, National Association and the other banks named in the Registrant’s senior bank loan agreement and The Bank of New York Trust Company, N.A., as collateral agent	8-K	001-3297	10.2	6/18/2008

10.5	(e)	Amendment No. 2 to Note Purchase Agreement dated June 12, 2008	8-K	001-32977	10.2	6/18/2008

10.6		Gas Gathering and Processing Agreement effective January 31, 2008 between PVR East Texas Gas Processing LLC and GMX Resources Inc.	8-K	001-32977	10.1	02/01/2008

10.7		Purchase Agreement dated February 11, 2008, between GMX Resources Inc. and Jefferies & Company, Inc., as representative of the Initial Purchasers named therein	8-K	001-32977	10.1	02/15/2008

10.8		Registration Rights Agreement dated February 15, 2008, between GMX Resources Inc. and Jefferies & Company, Inc. as representative of the Initial purchasers named therein	8-K	001-32977	10.2	02/15/2008

10.9		Share Lending Agreement dated February 11, 2008, between GMX Resources Inc., Jefferies Funding LLC and Jefferies & Company, Inc., as collateral agent	8-K	001-32977	10.3	02/15/2008

10.10		Registration Rights Agreement dated February 11, 2008, between GMX Resources Inc. and Jefferies Funding LLC	8-K	001-32977	10.4	02/15/2008

14		Code of Business Conduct and Ethics	10-KSB/A	000-32325	14	04/15/2004

21		List of Subsidiaries	10-KSB	000-32325	21	03/31/2006

31.1		Rule 13a-14(a) Certification of Chief Executive Officer		001-32977			*

31.2		Rule 13(a) — 14(a) Certification of Chief Financial Officer		001-32977			*

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350		001-32977			*

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350		001-32977			*