Form 10-Q/A
period 2008-06-30
GMX RESOURCES INC
filed 2008-08-08
CIK 1127342

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

Explanatory Note
This Amendment No. 1 to Form 10-Q is being filed to correct scrivener’s, numerical transposition and arithmetic errors in the Form 10-Q as originally filed. None of the corrections affect the Company’s financial condition, cash flows or results of operations as previously reported.

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

GMX Resources Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2008
CASH FLOWS DUE TO OPERATING ACTIVITIES
Net Income	$8,451	$19,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	7,934	14,456
Deferred income taxes	3,738	8,777
Non-cash compensation expense	596	1,089
Other	25	2,206
Decrease (increase) in:
Accounts receivable	(1,475)	(11,378)
Inventory and prepaid expenses	(483)	(3,602)
Increase (decrease) in:
Accounts payable	2,347	(3,728)
Accrued expenses and liabilities	1,262	10,340
Revenue distributions payable	1,541	2,344

Net cash provided by operating activities	23,936	39,553

CASH FLOWS DUE TO INVESTING ACTIVITIES
Additions to oil and natural gas properties	(82,184)	(110,179)
Purchase of property and equipment	(9,478)	(10,729)

Net cash used in investing activities	(91,662)	(120,908)

CASH FLOW DUE TO FINANCING ACTIVITIES
Advance on borrowings	51,043	75,509
Payments on debt	(46,155)	(106,035)
Proceeds from sale of 5.00% Senior Convertible Notes	—	125,000
Proceeds from sale of common stock	65,711	898
Dividends paid on Series B preferred stock	(2,313)	(2,313)
Fees paid relating to financing activities	—	(4,749)

Net cash provided by financing activities	68,286	88,310

NET INCREASE IN CASH AND CASH EQUIVALENTS	560	6,955

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,960	5,907

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,520	$12,862

CASH PAID DURING THE PERIOD FOR:
INTEREST	$850	2,914
TAXES	$—	35
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
All natural gas contracts are settled on Houston Ship Channel Index Prices and all oil contracts are based on West Texas Intermediate which historically have had a high degree of correlation with the actual prices received by the Company. As a result of GMX’s hedging activities, GMX recognized a gain of $994,000 and a loss of $4,697,000 in oil and gas sales for the six months ended June 30, 2007 and 2008, respectively. Due to increases in market prices for natural gas and oil, the Company has recognized an other comprehensive loss, net of tax of $16,167,000 and $25,586,000 related to the change in fair value of the company’s swaps and options for the three and six months ended June 30, 2008, respectively. Assuming the market prices of oil and gas futures as of June 30, 2008 remain unchanged, the Company would expect to transfer a loss of approximately $27,274,000 from accumulated other comprehensive income to earnings during the next 12 months. The actual reclassification into earnings will be based on market prices at the contract settlement date.

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
Summary Operating Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Production:
Oil (MBbls)	32	50	58	98
Natural gas (MMcf)	1,856	2,949	3,491	5,529
Gas equivalent production (MMcfe)	2,049	3,254	3,839	6,119
Average daily (MMcfe)	22.5	35.7	21.2	33.6

Average Sales Price:
Oil (per Bbl)
Wellhead price	$61.27	$121.21	$57.85	$108.79
Effect of hedges	—	(13.11)	—	(10.32)

Total	$61.27	$108.10	$57.85	$98.47
Natural gas (per Mcf)
Wellhead price	$7.63	$12.22	$7.25	$10.71
Effect of hedges	.18	(1.19)	.28	(0.67)

Total	$7.81	$11.03	$7.53	$10.04

Average sales price (per Mcfe)	$8.04	$11.70	$7.72	$10.66

Operating and Overhead Costs (per Mcfe):
Lease operating	$1.04	$.97	$.97	$1.07
Production and severance taxes	.34	.46	.31	.50
General and administrative	1.03	1.47	1.01	1.20

Total	$2.41	$2.90	$2.29	$2.77

Cash Operating Margin (per Mcfe)	$5.63	$8.80	$5.43	$7.89

Other (per Mcfe):
Depreciation, depletion and amortization — oil and natural gas properties	$1.82	$2.02	$1.81	$2.02

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
Secured and Unsecured Notes. In July 2007, we issued $30 million of 7.58% Series A Notes due July 31, 2012 (“Series A Notes”) which are secured by a second lien on all of our assets. We also issued $125 million of 5.00% Convertible Notes due 2013 (the “Convertible Notes”) in February 2008. The Convertible Notes are unsecured and due to the fact that the Convertible Notes are convertible after June 30, 2008, are classified as current liabilities in the consolidated balance sheet as of June 30, 2008. The terms of the Series A Notes and the Convertible Notes are more fully described in our 2007 10-K. We were in compliance with the terms of the Series A Notes and Convertible Notes at June 30, 2008.

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
In June 2008, we entered into an operating lease for a fractional interest in an airplane and two 3 year drilling contracts with Helmerich & Payne, Inc. for two flex drilling rigs beginning in March and April of 2009. We anticipate entering into additional drilling contracts in the future. The following table describes these obligations:

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
Based on the monthly notional amount for natural gas in effect at June 30, 2008, a hypothetical $1.00 increase in natural gas prices would have decreased the cash flow and earnings from our natural gas swaps and options by $500,000 per month and a $1.00 decrease in natural gas prices would increase the cash flow and earnings from our natural gas swaps and option by $500,000 per month. Based on the monthly notional amount for oil in effect at June 30, 2008, a hypothetical $1.00 increase in oil prices would have decreased the cash flow and earnings for our oil swap by $5,000 per month and a $1.00 decrease in oil prices would increase the cash flow and earnings by $5,000 per month.
Interest Rate Risk
As of June 30, 2008, we had $63.5 million of long-term debt outstanding under our revolving bank credit facility. The credit facility matures in July 2011 and is governed by a borrowing base calculation that is redetermined periodically. We have the option to elect interest at (1) LIBOR plus 1.50% to 2.25% depending on the level of borrowings relative to the borrowing base or (2) prime rate. As a result, our interest costs fluctuate based on short-term interest rates relating to our credit facility. Based on borrowings outstanding at June 30, 2008, a 100 basis point change in interest rates would change our annual interest expense by approximately $635,000. We had no interest rate derivatives during 2008.
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

Date: August 7, 2008	GMX RESOURCES INC. (Registrant)
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