Form 10-Q
period 2008-09-30
GMX RESOURCES INC
filed 2008-11-10
CIK 1127342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Check one:     Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of October 31, 2008 was 18,852,117, which included 3,440,000 shares under a share loan which will be returned to the registrant upon conversion of certain outstanding convertible notes.

GMX Resources Inc.

Form 10-Q

For the Quarter Ended September 30, 2008

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

GMX Resources Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	December 31, 2007	September 30, 2008
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,907	$55,909
Accounts receivable—interest owners	906	289
Accounts receivable—oil and gas revenues	10,258	20,741
Other current assets	1,782	916
Derivative instruments	—	3,834

Total current assets	18,853	81,689

OIL AND GAS PROPERTIES, AT COST, BASED ON THE FULL COST METHOD
Properties being amortized	352,069	544,960
Properties not subject to amortization	2,143	10,698
Less accumulated depreciation, depletion, and amortization	(33,257)	(52,619)

	320,955	503,039

PROPERTY AND EQUIPMENT, AT COST, NET	54,957	68,383

OTHER ASSETS	575	4,710

TOTAL ASSETS	$395,340	$657,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$34,941	$23,912
Accrued expenses	3,778	9,999
Revenue distributions payable	3,667	8,163
Derivative instruments	1,720	—
Deferred income taxes	—	1,208
Current maturities of long-term debt	4,321	125,098

Total current liabilities	48,427	168,380

LONG-TERM DEBT, less current maturities	121,413	81,521

OTHER LIABILITIES	4,649	6,444

DEFERRED INCOME TAXES	11,925	26,371

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.001 per share, 10,000,000 shares authorized:
Series A Junior Participating Preferred Stock 25,000 shares authorized, none issued and outstanding	—	—
9.25% Series B Cumulative Preferred Stock, 3,000,000 shares authorized, 2,000,000 shares issued and outstanding (aggregate liquidation preference $50,000,000)	2	2
Common stock, par value $.001 per share—authorized 50,000,000 shares; issued and outstanding 13,267,886 shares in 2007 and 18,781,336 shares in 2008	13	19
Additional paid-in capital	180,543	317,547
Retained earnings	29,686	55,551
Accumulated other comprehensive income, net of taxes	(1,318)	1,986

Total shareholders’ equity	208,926	375,105

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$395,340	$657,821

See accompanying notes to consolidated financial statements.

GMX Resources Inc. And Subsidiaries

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
OIL AND GAS SALES	$17,050	$36,408	$46,693	$101,647

EXPENSES:
Lease operations	2,510	4,111	6,229	10,651
Production and severance taxes	732	1,651	1,919	4,709
Depreciation, depletion, and amortization	4,630	8,287	12,564	22,743
General and administrative	2,037	4,592	5,914	11,958

Total expenses	9,909	18,641	26,626	50,061

Income from operations	7,141	17,767	20,067	51,586

NON-OPERATING INCOME (EXPENSES):
Interest expense	(1,215)	(2,591)	(2,081)	(8,595)
Interest and other income	48	100	177	146

Total non-operating expense	(1,167)	(2,491)	(1,904)	(8,449)
Income before income taxes	5,974	15,276	18,163	43,137

PROVISIONS FOR INCOME TAXES	(2,413)	(4,992)	(6,151)	(13,804)

NET INCOME	3,561	10,284	12,012	29,333
Preferred stock dividends	1,156	1,156	3,469	3,469

NET INCOME APPLICABLE TO COMMON STOCK	$2,405	$9,128	$8,543	$25,864

EARNINGS PER SHARE—Basic	$0.18	$0.61	$0.66	$1.87

EARNINGS PER SHARE—Diluted	$0.18	$0.53	$0.65	$1.70

WEIGHTED AVERAGE COMMON SHARES—Basic	13,267,886	14,900,089	13,009,736	13,835,487

WEIGHTED AVERAGE COMMON SHARES—Diluted	13,396,694	17,099,929	13,142,720	15,224,742

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2008
CASH FLOWS DUE TO OPERATING ACTIVITIES
Net income	$12,012	$29,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	12,564	22,743
Deferred income taxes	6,137	13,769
Non-cash compensation expense	1,070	2,059
Other	59	1,460
Decrease (increase) in:
Accounts receivable	(4,259)	(10,614)
Other current assets	(1,822)	181
Increase (decrease) in:
Accounts payable and accrued expenses	4,333	(4,725)
Revenue distributions payable	2,265	4,634

Net cash provided by operating activities	32,359	58,840

CASH FLOWS DUE TO INVESTING ACTIVITIES
Additions to oil and natural gas properties	(125,251)	(196,870)
Purchase of property and equipment	(13,383)	(19,269)

Net cash used in investing activities	(138,634)	(216,139)

CASH FLOW DUE TO FINANCING ACTIVITIES
Advance on borrowings	78,135	160,000
Payments on debt	(66,196)	(204,115)
Issuance of Series A Senior Subordinated Secured Notes	30,000	—
Issuance of 5.00% Senior Convertible Notes	—	125,000
Proceeds from sale of common stock	65,706	134,681
Dividends paid on Series B preferred stock	(3,469)	(3,469)
Fees paid relating to financing activities	(634)	(4,796)

Net cash provided by financing activities	103,542	207,301

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,733)	50,002
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,960	5,907

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,227	$55,909

CASH PAID DURING THE PERIOD FOR:
INTEREST	$1,292	$7,859
TAXES	$—	$35

See accompanying notes to consolidated financial statements

GMX Resources Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Net income	$3,561	$10,284	$12,012	$29,333
Other comprehensive income (loss), net of income tax:
Change in fair value of derivative instruments, net of income taxes of $863, $12,669, $373, and $(874)	1,676	26,922	726	(1,858)
Adjustment for derivative (gains) losses reclassified into oil and gas sales, net of income taxes of $(509), $1,129, $(847), and $2,632	(990)	2,400	(1,646)	5,594
Ineffective portion of derivatives, net of income taxes of $0, $(203), $0, and $(203)	—	(432)	—	(432)

Other comprehensive income (loss), net of income tax	686	28,890	(920)	3,304

Comprehensive income	$4,247	$39,174	$11,092	$32,637

See accompanying notes to consolidated financial statements.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended September 30, 2007 and 2008

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

In the opinion of GMX’s management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated balance sheet of GMX as of September 30, 2008, and the results of its operations for the three and nine month periods ended September 30, 2007 and 2008 and its cash flows for the nine months ended September 30, 2007 and 2008.

Reclassification

Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation.

Earnings Per Share

Net income applicable to common stock was used as the numerator in computing basic and diluted income per common share for the three and nine months ended September 30, 2007 and 2008. The following table reconciles the weighted average shares outstanding used for these computations:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Weighted average shares outstanding—basic	13,267,886	14,900,089	13,009,736	13,835,487
Effect of dilutive securities:
Convertible bonds	—	1,828,046	—	1,159,558
Restricted stock	—	72,655	—	24,603
Stock options	128,808	299,139	132,984	205,094

Weighted average shares outstanding—diluted	13,396,694	17,099,929	13,142,720	15,224,742

The dilutive effect of the convertible bonds varies based on the Company’s stock price and for purposes of computing dilutive shares outstanding was based on the average stock price for the Company for the three and nine months ended September 30, 2008 of $61.94 and $46.53,

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended September 30, 2007 and 2008

(Unaudited)

respectively. The number of shares issuable increases as the Company’s common stock price increases and is finally determined based on the Company’s volume weighted average stock price for a specified 60 day measurement period ending on or about the actual conversion date.

Common shares loaned in connection with the convertible debt offering in the amount of 3,440,000 shares as of September 30, 2008 were not included in the computation of earnings per common share. While the borrowed shares are considered issued and outstanding for corporate law purposes, the Company believes that the borrowed shares are not considered outstanding for the purposes of computing and reporting earnings per share under GAAP currently in effect because the shares lent pursuant to the share lending agreement are required to be returned to the Company.

The weighted average shares outstanding – basic amount excludes 72,733 shares at September 30, 2008 of non-vested restricted stock that is subject to future vesting overtime. As these restricted shares vest, they will be included in shares outstanding used to calculate basic net income per common share (although all restricted stock is issued and outstanding upon grant.)

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

Three Months Ended September 30, 2007 and 2008

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

Recently Adopted Accounting Standards

We adopted SFAS No. 157, Fair Value Measurements, (“SFAS 157”) on January 1, 2008, the first day of fiscal year 2008. SFAS 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. On February 14, 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which amends SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases, (“SFAS 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations, (“SFAS 141”) or FASB Statement No. 141(R), Business Combinations, (“SFAS 141(R)”) regardless of whether those assets and liabilities are related to leases. Therefore, beginning on January 1, 2008, SFAS 157 applies prospectively to our new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities that are not specifically excluded. On January 1, 2009, the beginning of our 2009 fiscal year, the standard will also apply to all other fair value measurements. See Note D, “Fair Value Measurements,” for additional information.

We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115, (“SFAS 159”) on January 1, 2008, the first day of our 2008 fiscal year. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. While SFAS 159 became effective for our 2008 fiscal year, we did not elect the fair value measurement option for any of our financial assets or liabilities.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended September 30, 2007 and 2008

(Unaudited)

We adopted FSP FIN 39-1, “An Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”), as of January 1, 2008. FSP FIN 39-1 addresses certain modifications to FIN 39, “Offsetting of Amounts Related to Certain Contracts.” FIN 39-1 allows companies to offset fair value amounts recognized for derivative instruments and the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. The cash collateral must arise from derivative instruments recognized at fair value that are executed with the same counterparty under a master netting arrangement. Upon adoption, we elected to offset the right to reclaim cash collateral or the obligation to return cash collateral against our net derivative positions for which master netting agreements exist. As of September 30, 2008 and December 31, 2007, we had no significant cash collateral obligations.

NOTE B - LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2007	September 30, 2008
	(in thousands)
Revolving bank credit facility, maturity date of July 2011 bearing a weighted average interest rate of 6.88% and 5% as of December 31, 2007 and September 30, 2008, respectively, collateralized by all assets of the Company	$89,860	$50,000

Bridge Loan, maturity date of June 2008, Bearing interest at prime plus 2.25% (effective rate of 9.5% at December 31, 2007)	4,140	—

Series A Senior Subordinated Secured Notes due July 2012 with a fixed interest rate of 7.58% and secured by a second lien on all assets of the Company	30,000	30,000

5.00% Senior Convertible Notes due February 2013	—	125,000

Joint venture financing (non-recourse, no interest rate)	1,734	1,619

	125,734	206,619
Less current maturities	4,321	125,098

	$121,413	$81,521

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended September 30, 2007 and 2008

(Unaudited)

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

The bank borrowing base under the Company’s bank credit facility was increased to $140 million as part of the regular semi-annual redetermination process in June 2008. As a part of the redetermination, the Company and the banks executed an amended and restated loan agreement providing for up to $250 million in loans as the borrowing base permits. See Note I – Subsequent Event.

The revolving bank credit facility was repaid in July 2008 with proceeds from a common stock offering. In September 2008, the Company drew down $50 million to provide liquidity and minimize the Company’s risk to the on-going banking and financial crisis.

NOTE C - DERIVATIVE ACTIVITIES

The Company is subject to price fluctuations for natural gas and crude oil. Prices received for natural gas and oil sold on the spot market are volatile due to factors beyond the Company’s control. Reductions in crude oil and natural gas prices could have a material adverse effect on the Company’s financial position, results of operations, capital expenditures and quantities of reserves recoverable on an economic basis. Any reduction in reserves, including reductions due to price fluctuations, can reduce the borrowing base under the Company’s revolving bank credit facility and adversely affect the Company’s liquidity and ability to obtain capital for acquisition and development activities.

To mitigate a portion of our exposure to fluctuations in commodity prices, the Company enters into financial price risk management activities with respect to a portion of projected oil and natural gas production through financial price swaps and options. The Company’s revolving bank credit facility requires the Company to maintain a hedging program on mutually acceptable terms whenever the loan amount outstanding exceeds 75% of the borrowing base. In addition, the note agreement for the Series A Notes requires the Company to hedge a certain portion of production.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended September 30, 2007 and 2008

(Unaudited)

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

The following is a summary of the fair value of our natural gas and oil swaps and options as of September 30, 2008:

	December 31, 2007	September 30, 2008
	(in thousands)
Fair value of derivative asset—current	$—	$3,834
Fair value of derivative asset—long term	—	191
Fair value of derivative liability—current	(1,720)	—
Fair value of derivative liability—long term	(277)	(197)

	$(1,997)	$3,828

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended September 30, 2007 and 2008

(Unaudited)

Fair value is generally determined based on the difference between the fixed contract price and the underlying estimated market price at the determination date. Following is a summary of the outstanding volumes and prices on the oil and natural gas swaps and options we have in place as of September 30, 2008:

Effective Date	Maturity Date	Average Notional Amount Per Month	Remaining Notional Amount as of September 30, 2008	Fixed Price	Put Strike Price	Call Strike Price
Natural Gas (MMBtu):
2/1/2007	12/31/2008	200,000	600,000	$7.46	—	—
8/1/2007	12/31/2008	100,000	300,000	$7.60	—	—
6/1/2008	12/31/2009	100,000	1,500,000	—	$9.50	$12.20
1/1/2008	12/31/2009	100,000	1,500,000	—	$7.50	$8.15
1/1/2009	12/31/2009	200,000	2,400,000	—	$7.50	$9.17
1/1/2009	12/31/2009	189,000	2,263,000	—	$7.50	$8.60
1/1/2010	12/31/2010	300,000	3,600,000	—	$7.50	$8.91
1/1/2010	12/31/2010	172,000	2,062,000	—	$7.50	$9.05

Oil (Bbls):
9/1/2007	12/31/2008	5,000	20,000	$70.00	—	—
1/1/2009	12/31/2009	5,000	60,000	—	$100.00	$134.00

All natural gas hedges are settled against Inside FERC—Houston Ship Channel Index Price and all oil hedges are settled against NYMEX Light Sweet Crude, which historically have had a high degree of correlation with the actual prices received by the Company. Following provisions of SFAS 133, any change in fair value resulting from ineffectiveness is recognized in oil and gas sales as unrealized gains (losses). The Company recognized a gain of $635,000 for the three and nine months ended September 30, 2008. The following table summarizes the results of the Company’s hedging activities for the three and nine months ended September 30, 2007 and 2008, respectively.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended September 30, 2007 and 2008

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
		(in thousands)
Natural gas and oil sales	$15,551	$39,302	$44,200	$109,238
Realized gains (losses) on derivatives	1,499	(3,529)	2,493	(8,226)
Gains (losses) on ineffectiveness	—	635	—	635

Total oil and gas sales	$17,050	$36,408	$46,693	$101,647

Due to decreases in market prices for natural gas and oil, the Company has recognized other comprehensive income, net of tax of $28,890,000 and $3,304,000 related primarily to the change in fair value of the Company’s swaps and options for the three and nine months ended September 30, 2008, respectively. Assuming the market prices of oil and gas futures as of September 30, 2008 remain unchanged, the Company would expect to transfer a loss of approximately $3,834,000 from accumulated other comprehensive income to earnings during the next 12 months. The actual reclassification into earnings will be based on market prices at the contract settlement date.

NOTE D - FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company, adopted SFAS 157, as discussed in Note A, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or pay or transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company primarily applies the market and income approaches for recurring fair value measurements and utilizes the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended September 30, 2007 and 2008

(Unaudited)

unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities, and U.S. government treasury securities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over-the-counter forwards and options.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the company performs an analysis of all instruments subject to SFAS 157 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs. As of September 30, 2008, the company had no Level 3 measurements.

The carrying values of Cash and Cash Equivalents, Accounts Receivable – Interest Owners, Accounts Receivable – Oil and Gas Revenues, Accounts Payable, Accrued Expenses, Revenue Distributions Payable, Long-Term Debt and Other Liabilities included in the accompanying Consolidated Balance Sheets approximated fair value at September 30, 2008. These assets and liabilities are not presented in the following tables.

The following table sets forth by level within the fair value hierarchy the company’s financial assets that were accounted for at fair value on a recurring basis as of September 30, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended September 30, 2007 and 2008

(Unaudited)

	As of September 30, 2008
	Carrying Amount	Total Fair Value	Fair Value Measurements Using:
			Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets (liabilities):
Natural gas swaps and options	$4,038	$4,038	$—	$4,038	$—
Crude oil swaps and options	$(210)	$(210)	$—	$(210)	$—

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above. As per the requirements under SFAS 157, all fair values reflected in the table above and on the balance sheet have been adjusted for non-performance risk. The adjustment to fair value related to non-performance risk as of September 30, 2008, was a reduction of the net asset value of approximately $16,000.

Level 1 Fair Value Measurements

As of September 30, 2008, the Company did not have assets or liabilities measured under a Level 1 fair value hierarchy.

Level 2 Fair Value Measurements

Forward Natural Gas Swaps and Options — The fair value of the forward natural gas swaps and options are estimated using a combined income and market based valuation methodology based upon forward commodity price curves. The curves are obtained from independent pricing services reflecting broker market quotes.

Forward Crude Swaps and Options — The fair value of the forward crude swaps and options are estimated using a combined income and market based valuation methodology based upon forward commodity price curves. The curves are obtained from independent pricing services reflecting broker market quotes.

Level 3 Fair Value Measurements

As of September 30, 2008, the Company did not have assets or liabilities measured under a Level 3 fair value hierarchy.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended September 30, 2007 and 2008

(Unaudited)

NOTE E - ASSET RETIREMENT OBLIGATIONS

Below is a reconciliation of the beginning and ending aggregate carrying amount of the Company’s asset retirement obligations:

Nine months ended September 30, 2008
(in thousands)
Beginning of the period(1)	$3,625
Liabilities incurred in the current period	1,994
Revisions	(335)
Accretion	186

End of the period(2)	$5,470

(1)	Approximately $525,000 of the asset retirement obligation was classified as current and included in accrued expenses at December 31, 2007. The long-term portion was included in other liabilities.
(2)

Approximately $442,000 of the asset retirement obligation has been classified as current and is included in accrued expenses at September 30, 2008. The long-term portion is included in other liabilities.

NOTE F - COMMITMENTS AND CONTINGENCIES

In June 2008, the Company entered into a 5 year operating lease for a fractional interest in an aircraft. Lease obligations are $147,000, $588,500, $588,500, $588,500, $588,500 and $294,000 for 2008, 2009, 2010, 2011, 2012, and 2013, respectively.

The Company has also entered into four 3-year contracts with Helmerich & Payne, Inc. for the use of four flex drilling rigs. In September, 2008, a contract was entered into with Unit Texas Drilling, LLC for the use of one additional drilling rig. The contracts begin between April and October 2009 and payments for 2009, 2010, 2011 and 2012 are expected to be approximately $ 21,039,000, $51,173,000, $47,158,000, and $26,119,000, respectively.

NOTE G - COMMON STOCK OFFERINGS

In July 2008, the Company completed an offering of 2,000,000 shares of common stock for $70.50 per share. Net proceeds to the Company were approximately $134 million. The Company repaid outstanding indebtedness under its revolving bank credit facility. The balance of the net proceeds will be used to fund the development of oil and natural gas properties, acquisitions of additional properties and for general corporate purposes.

NOTE H - RESTRICTED STOCK

In July 2008, the Company began issuing restricted stock awards to its officers, independent directors, consultants, and certain employees. The holders of these shares have all of the rights and privileges of owning the shares (including voting rights) except that the holders are not entitled to delivery of a portion thereof until certain passage of time requirements are met. With respect to the restricted stock granted to officers, consultants, and employees of the Company in July, 2008, the shares vest over a 3 year period. With respect to restricted shares issued to the Company’s independent board members, the shares vest over a two year period.

A summary of the status of our non-vested restricted stock grants and the changes during the nine months ended September 30, 2008, is presented below:

	Number of unvested restricted shares	Weighted average grant-date fair value
Unvested shares at January 1, 2008	—	$—
Granted	72,831	$76.65
Vested	—	$—
Forfeited	(98)	$76.73

Unvested shares as of September 30, 2008	72,733	$76.65

Total compensation expense charged against income for restricted stock-based compensation was $624,000 for the three and nine months ended September 30, 2008, respectively. The total income tax benefit recognized in the Consolidated Statements of Operations for restricted stock based compensation arrangements was $200,000 for the three and nine months ended September 30, 2008, respectively. Restricted stock based compensation capitalized as part of “Oil and Natural Gas Properties” was $73,000 for three and nine months ended September 30, 2008, respectively as the expense relates to employees directly involved in natural gas and oil exploration and development activities.

As of September 30, 2008, there was $4,876,000 of unrecognized compensation expense related to non-vested restricted stock grants. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.66 years.

NOTE I - SUBSEQUENT EVENT

In October 2008, the Company received a $50 million increase to its borrowing base under the Company’s revolving bank credit facility which raises the total borrowing base to $190 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a ‘Pure Play’, E & P company that has significant Haynesville / Bossier Shale acreage in East Texas and North Louisiana. We have 435 Bcfe in proved reserves at December 31, 2007 that are 94% natural gas. We have 480 net undrilled Haynesville /Bossier 80 acre horizontal locations, 177.4 net Cotton Valley (“CV”) producers; and 1,974 net CV un-drilled locations. As of November, 2008, four drilling rigs were currently developing our contiguous, multi-layer gas resource play on the Sabine Uplift; Carthage, North Field, in Panola & Harrison County of East Texas, and Caddo Parish of North Louisiana. We have invested $80 million in infrastructure which has contributed to very low finding and development costs. Our properties also have 31 net Travis Peak/Hosston Sands & Pettit producers. These multiple resource layers provide high probability and repeatable, organic growth with 100% drilling success. Headquartered in Oklahoma City, Oklahoma, we have interests in 227 net producing wells and operate 81% of our reserves. Our strategy is to grow shareholder value through Haynesville/Bossier Shale horizontal well development as well as Cotton Valley Sand (“CVS”) vertical wells, to continue acreage acquisitions, to focus on operational growth around our core area, and to convert our natural gas reserves to proved, while maintaining balanced prudent financial management.

In addition to continuing to drill Cotton Valley wells in our core area during the nine months of 2008, we also began to focus on expansion of our acreage in or around the core area.

As of April 1, 2008, we completed natural gas processing agreements with PVR East Texas Gas Processing, LLC and Waskom Gas Processing Company which resulted in our natural gas production from our core area being processed beginning in April 1, 2008.

The Company will complete its first Haynesville/Bossier (“H/B”) horizontal well in late November, 2008. Two operated rigs are currently drilling the H/B and should reach total depth in late December. Two more operated rigs will spud H/B wells in the fourth quarter. Four rigs in our operated area will be drilling H/B wells going into 2009. The first 17 permitted H/B horizontals will average 3,700 foot laterals and 12 stage fracture treatments. The Company continues to drill CVS vertical wells with two additional operated rigs. This shift in drilling focus to H/B from the CVS and the extended drilling time for horizontal wells will bring our planned wells to 93 gross (64.6 net) wells for 2008.

We completed in July 2008, an acquisition of 7,300 net predominantly undeveloped acres in Harrison, Marion, and Cass counties in East Texas and Caddo Parish, Louisiana, which includes rights in the Haynesville/Bossier formation. In addition, we purchased an additional 10,955 net Haynesville acres bringing our total Haynesville prospective acreage to 38,455 net acres as of September 30, 2008. Our overall net operated acreage position has grown 130% in 2008 to a total of 41,347 net operated Cotton Valley, Travis Peak acres as of September 30, 2008. For the quarter ending September 30, 2008, we drilled a total of 18 gross (13.87 net) Cotton Valley and Travis Peak vertical wells.

The table below summarizes information concerning our activities in the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007.

Summary Operating Data

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Production:
Oil (MBbls)	31	51	89	150
Natural gas (MMcf)	2,018	3,204	5,509	8,733
Gas equivalent production (MMcfe)	2,201	3,513	6,040	9,632
Average daily (MMcfe)	23.9	38.2	22.1	35.2

Average Sales Price:
Oil (per Bbl)
Wellhead price	$73.27	$114.97	$63.17	$110.91
Effect of hedges	—	(15.14)	—	(11.97)

Total	$73.27	$99.83	$63.17	$98.94
Natural gas (per Mcf)
Wellhead price	$6.60	$10.42	$7.01	$10.61
Effect of hedges	0.74	(0.66)	0.45	(0.67)

Total	$7.34	$9.76	$7.46	$9.94

Average sales price (per Mcfe)	$7.75	$10.36	$7.73	$10.55

Operating and Overhead Costs (per Mcfe):
Lease operating	$1.14	$1.17	$1.03	$1.11
Production and severance taxes	0.33	0.47	0.32	0.49
General and administrative	0.93	1.31	0.98	1.24

Total	$2.40	$2.95	$2.33	$2.84

Cash Operating Margin (per Mcfe)	$5.35	$7.41	$5.40	$7.71

Other (per Mcfe):
Depreciation, depletion and amortization—oil and natural gas properties	$1.82	$2.00	$1.84	$2.01

Results of Operations—Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Oil and Natural Gas Sales. Oil and natural gas sales in the three months ended September 30, 2008 increased 113% to $36,408,000 compared to the three months ended

September 30, 2007. Of the increase, 59% was due to higher natural gas and oil production and 34% from higher natural gas and oil prices. The average price per barrel of oil and mcf of natural gas received in the three months ended September 30, 2008 was $99.83 and $9.76, respectively, compared to $73.27 and $7.34, respectively, in the three months ended September 30, 2007. Production of oil for the three months ended September 30, 2008 increased to 51 MBbls compared to 31 MBbls for the three months ended September 30, 2007. Natural gas production for the three months ended September 30, 2008 increased to 3,204 MMcf compared to 2,018 MMcf for the three months ended September 30, 2007, an increase of 58.8%. Greater production of oil and natural gas in the three months ended September 30, 2008 was the result of an increase in the number of producing wells in 2008. We expect continued increases in production for the rest of the year based on continued drilling success. Increases in revenues are also expected but may be moderated by declines in oil and natural gas prices in the fourth quarter.

In the three months ended September 30, 2008, as a result of hedging activities, we recognized a decrease in oil and natural gas sales of $777,000 and $2,116,000, respectively, compared to an increase in natural gas sales of $1,499,000 in the three months ended September 30, 2007. In the third quarter of 2008, hedging reduced the average natural gas and oil sales price by $0.66 per Mcf and $15.14 per Bbl compared to an increase in natural gas sales price of $0.74 per Mcf in the third quarter of 2007.

Lease Operations. Lease operations expense increased $1,601,000, or 64%, for the three months ended September 30, 2008 to $4,111,000, compared to the three months ended September 30, 2007. The increased expense resulted from a greater number of producing wells, in addition to expenses related to several well workovers and road and compressor repairs incurred during the three months ended September 30, 2008. Lease operations expense on an equivalent unit of production basis was $1.17 per Mcfe in the three months ended September 30, 2008 compared to $1.14 per Mcfe for the three months ended September 30, 2007. Lease operations expense will continue to grow throughout the year as the number of producing wells increase. We expect lease operations expense on a per unit basis to decline in the fourth quarter barring any unplanned workover or repair expenses and if our H/B drilling program is successful.

Production and Severance Taxes. Production and severance taxes increased 126% to $1,651,000 in the three months ended September 30, 2008 compared to $732,000 in the three months ended September 30, 2007. Production and severance taxes are assessed on the value of the oil and natural gas produced. The increase resulted from higher oil and natural gas sales and sales price as described above, offset by a severance tax refund of approximately $334,000 recorded in the third quarter of 2008. There were no severance tax refunds recognized in the third quarter of 2007. A growing number of wells with natural gas production are exempt from severance taxes or have reduced severance tax rates. Upon approval from the State of Texas, certain wells are exempt from severance taxes or eligible for a reduced severance tax rate for a period of ten years.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $3,657,000, or 79%, to $8,287,000 in the three months ended September 30, 2008. This increase is due to higher production levels and higher costs. The oil and gas properties depreciation, depletion and amortization rate per equivalent unit of production was $2.00 per Mcfe in the three months ended September 30, 2008 compared to $1.82 per Mcfe in the three months ended September 30, 2007. The depletion rate increase was largely the result of higher drilling and completion costs. Depreciation, depletion and amortization expense is expected to increase for the remainder of the year as production increases.

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2008 was $4,592,000 compared to $2,037,000 for the three months ended September 30, 2007. The increase of $2,555,000, or 125%, was largely the result of hiring additional administrative and supervisory personnel needed to manage our growth and compensation increases implemented on July 1, 2008 to align our compensation more closely with our peers. Approximately $1.2 million of the general and administrative expenses in the third quarter of 2008 was related to non-cash compensation expense compared to $474,000 in the third quarter of 2007. Additionally, we recorded a $422,000 reduction to bad debt expense during the third quarter of 2008 related to our estimated exposure from a bankruptcy filed by one of our oil purchasers based on recent positive developments related to our recoverability. General and administrative expense per equivalent unit of production was $1.31 per Mcfe for the three months ended September 30, 2008 compared to $0.93 per Mcfe for the comparable period in 2007. We expect general and administrative expense to increase for the remainder of the year due to personnel additions and related employee benefits and compensation. Over the longer term, these costs should decline on a per unit basis as our production increases.

Interest. Interest expense for the three months ended September 30, 2008 was $2,591,000 compared to $1,215,000 for the three months ended September 30, 2007. This increase is due to a greater amount of outstanding debt during the three months ended September 30, 2008.

Results of Operations—Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Oil and Natural Gas Sales. Oil and natural gas sales in the nine months ended September 30, 2008 increased 118% to $101,647,000 compared to the nine months ended September 30, 2007. Of the increase, 60% is due higher natural gas and oil production and 36% to an increase in natural gas and oil prices. The average prices per barrel of oil and mcf of natural gas received in the nine months ended September 30, 2008 were $98.94 and $9.94, respectively, compared to $63.17 and $7.46, respectively, in the nine months ended September 30, 2007. Production of oil for the first nine months of 2008 increased to 150 MBbls compared to 89 MBbls for the first nine months of 2007. Natural gas production increased to 8,733 MMcf for the first nine months of 2008 compared to 5,509 MMcf for the first nine months of September 30, 2007, an increase of 59%.

In the nine months ended September 30, 2008, as a result of hedging activities, we recognized a decrease in oil and natural gas sales of $1,794,000 and $5,796,000, respectively, compared to an increase in natural gas sales of $2,493,000 in the nine months ended September 30, 2007. In the nine months ended September 30, 2008, hedging reduced the average natural gas and oil sales price by $0.67 per Mcf and $11.97 per Bbl compared to an increase in natural gas sales price of $0.45 per Mcf in the nine months ended September 30, 2007. Lease Operations. Lease operations expense increased $4,422,000 in the nine months ended September 30, 2008 to $10,651,000, a 71% increase compared to the nine months ended September 30, 2007. Increased expense resulted from a greater number of producing wells in addition to maintenance expenses for the Company’s growing field operations. Lease operations expense on an equivalent unit of production basis was $1.11 per Mcfe in the nine months ended September 30, 2008 compared to $1.03 per Mcfe for the nine months ended September 30, 2007.

Production and Severance Taxes. Production and severance taxes increased 145% to $4,709,000 in the nine months ended September 30, 2008 compared to $1,919,000 in the nine months ended September 30, 2007. Production and severance taxes are assessed on the value of the oil and natural gas produced. The above increase resulted from higher oil and natural gas sales described above offset by severance tax refunds of approximately $691,000 recorded in the first nine months of 2008. A growing number of wells with natural gas production are exempt from severance taxes or have reduced severance tax rates. In the first nine months of 2007, we recognized severance tax refunds of approximately $369,000. Upon approval from the State of Texas, certain wells are exempt from severance taxes or eligible for a reduced severance tax rate for a period of ten years.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $10,179,000 to $22,743,000 in the nine months ended September 30, 2008, up 81% from the nine months ended September 30, 2007. This increase is due to higher production levels and higher costs. The oil and gas properties depreciation, depletion and amortization rate per equivalent unit of production was $2.01 per Mcfe in the nine months ended September 30, 2008 compared to $1.84 per Mcfe in the nine months ended September 30, 2007. The depletion rate increase was largely the result of higher drilling and completion costs. Depreciation, depletion and amortization expense is expected to increase for the remainder of the year as production increases.

General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2008 was $11,958,000 compared to $5,914,000 for the nine months ended September 30, 2007, an increase of 102%. The increase of $6,044,000 was largely the result of hiring additional administrative and supervisory personnel to manage our growth and compensation increases implemented on July 1, 2008 to align our compensation more closely with our peers. Approximately $2.3 million of the general and administrative expenses in the first nine months of 2008 was related to non-cash compensation expense compared to $1.1 million in the first nine months of 2007. Additionally, we recorded a $748,000 charge to bad debt expense related to our estimated exposure from a bankruptcy filed by one of our oil purchasers. General and administrative expense per equivalent unit of production was $1.24 per Mcfe for the nine months ended September 30, 2008 compared to $0.98 per Mcfe for the comparable period in 2007. Excluding the charge to bad debt expense, general and administrative expense on a per unit of production would have been $1.16 per Mcfe for the first nine months of 2008. Longer term, general and administrative costs should decline on a per unit basis as our production increases.

Interest. Interest expense for the nine months ended September 30, 2008 was $8,595,000 compared to $2,081,000 for the nine months ended September 30, 2007. This increase is due to a greater amount of outstanding debt during the first nine months of 2008.

Net Income and Net Income Per Share

For the three months ended September 30, 2008 and 2007, we reported net income of $10.3 million and $3.6 million, respectively, an increase of 189%. Net income applicable to common stock for the three months ended September 30, 2008 and 2007 was $9.1 million and $2.4 million, respectively, an increase of 280%. Net income per basic and fully diluted share was $0.61 and $0.53 respectively, for the third quarter of 2008 compared to $0.18 per basic and fully diluted share for the third quarter of 2007. Weighted average fully-diluted shares outstanding increased by 28% from 13,396,694 shares in the third quarter of 2007 to 17,099,929 shares in the third quarter of 2008.

For the nine months ended September 30, 2008 and 2007, we reported net income of $29.3 million and $12.0 million, respectively, an increase of 144%. Net income applicable to common stock for the nine months ended September 30, 2008 and 2007 was $25.9 million and $8.5 million, respectively, an increase of 203%. Net income per basic and fully diluted share was $1.87 and $1.70 respectively, for the nine months of 2008 compared to $.66 and $.65 respectively, for the nine months of 2007. Weighted average fully-diluted shares outstanding increased by 16% from 13,142,720 shares in the first nine months of 2007 to 15,224,742 shares in the first nine months of 2008.

We recognized additional dilutive shares of 1,828,046 and 1,159,558 for the three and nine months ended September 30, 2008, respectively, from the February 2008 issuance of net share settlement 5.00% Senior Convertible Notes due 2013. The dilutive effect of the convertible notes varies based on our stock price and for purposes of computing dilutive shares outstanding was based on the average stock price for the three and nine months ended September 30, 2008 of $61.94 and $46.53, respectively. The number of shares issuable increases as our common stock price increases and is finally determined based on the volume weighted average stock price for a specified 60-day measurement period ending on or about the actual conversion date.

Capital Resources and Liquidity

During the third quarter of 2008, we completed a 2,000,000 share common stock offering that netted the Company $134 million. The proceeds of the offering were used to repay our bank line of credit in full and to fund continuing operations. The line of credit remained undrawn until late in the third quarter when we drew down $50 million to provide liquidity and to minimize our risk to the on-going banking and financial crisis. We made this draw to be conservative about our liquidity. We do not, at this time believe we have any material risks associated with our bank group’s ability to continue funding as agreed. We plan to maintain approximately six months of operating funds on-hand in the near term. In October 2008, we received a $50 million increase to our bank borrowing base under our revolving bank credit facility that raises the total borrowing base to $190 million. We expect to fund future capital expenditures with operating cash flows and borrowings under the bank line of credit. Entering into 2009, we anticipate having capital resources of approximately $160 million through a combination of cash and available funds under our revolving bank credit facility. Based on what we believe to be conservative production and price estimates, we expect to have sufficient cash flow and additional availability under our bank credit facility, if necessary, to fund our 2009 projected capital expenditures of $400 million.

Cash Flow—Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

In the nine months ended September 30, 2008 and 2007, we spent $216.1 million and $138.6 million, respectively, in oil and gas acquisitions and development activities, including the acquisition of property and equipment. These investments were funded for the nine months ended September 30, 2008 by proceeds from our convertible senior note offering in February 2008, working capital borrowings under our credit facility, proceeds from our July 2008 equity offering and cash flow. Cash flow provided by operating activities in the nine months ended September 30, 2008 and 2007 was $58.8 million and $32.4 million, respectively. The increase in 2008 was a result of more production from new wells drilled and higher commodity prices.

Revolving Bank Credit Facility and Other Debt

Revolving Bank Credit Facility. We have a secured revolving bank credit facility, which matures on July 15, 2011 and provides for a line of credit of up to $250 million (the “commitment”), subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves (“borrowing base”). The amount of credit available at any one time under the credit facility is the lesser of the borrowing base or the amount of the commitment. At September 30, 2008, the debt amount outstanding was $50 million with a borrowing base of $140 million. In October 2008, we received a $50 million increase in our borrowing base under our revolving bank credit facility which raises our total borrowing base to $190 million. The terms of the credit facility are more fully described in our 2007 10-K. The credit facility contains various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sale of assets, mergers and consolidations, dividends and distributions, changes in management and require the maintenance of various financial ratios. We were in compliance with all financial and nonfinancial covenants at September 30, 2008. Our lending bank groups consists of Capital One, N.A., BNP Paribas, Union Bank of California, N.A., Compass Bank, and Fortis Capital Corp. and we had no difficulty in the borrowing base increase in October despite volatile conditions in the credit markets.

We are in the process of finalizing an amendment to our revolving bank credit facility to (i) increase the hedging limitation from 80% to 85% of proved development producing reserves (ii) modify the interest rate provisions to be higher (instead of lesser) of the designated base rate or LIBOR; and (iii) address issues if one of the banks fails to fund. We expect to finalize this amendment in November of 2008.

Secured and Unsecured Notes. In July 2007, we issued $30 million of 7.58% Series A Notes due July 31, 2012 (the “Series A Notes”) which are secured by a second lien on all of our assets. We also issued $125 million of 5.00% Senior Convertible Notes due 2013 (the “Convertible Notes”) in February 2008. These Senior Notes are unsecured and due to the fact that the Senior Notes are convertible after June 30, 2008, are classified as current liabilities in the consolidated balance sheet as of September 30, 2008. The terms of the Series A Notes and the Senior Notes are more fully described in our 2007 10-K. We were in compliance with the terms of the Series A Notes and Senior Notes at September 30, 2008.

Working Capital

At September 30, 2008, we had a working capital deficit of $86.7 million. Including availability under our credit facility and excluding the reclassification of the convertible notes to current, our working capital as of September 30, 2008 would have been $128.3 million.

Common Stock Offering

In July 2008, we completed an offering of 2,000,000 shares of common stock for $70.50 per share. Net proceeds to us were approximately $134 million. We repaid outstanding indebtedness under our revolving bank credit facility. The balance of the net proceeds will be used to fund the development of oil and natural gas properties, acquisitions of additional properties and for general corporate purposes. We anticipate reborrowing under our revolving bank credit facility for the same purpose.

Price Risk Management

See Part I, Item 3 – Quantitative and Qualitative Disclosure about Market Risk.

Critical Accounting Policies

Our critical accounting policies are summarized in our 2007 10-K. There have been no changes in those policies.

Contractual Obligations

In the three and nine months ended September 30, 2008, there have been no material changes outside the ordinary course of business in the contractual obligations listed in our 2007 10-K, except as set forth below.

In June 2008, we entered into an operating lease for a fractional interest in an aircraft and two three year drilling contracts with Helmerich & Payne, Inc. for two flex drilling rigs beginning in April and May of 2009. In August 2008, two additional three year drilling contracts were entered into with Helmerich & Payne, Inc. beginning in August and October of 2009. In September 2008, a two year drilling contract was entered into with Unit Texas Drilling, LLC beginning in June 2009. The following table describes these obligations:

	Payments due by Period(1)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Aircraft lease	$2,795	$147	$1,177	$1,177	$294
Drilling contracts	145,489	—	72,212	73,277	—

Total	$148,284	$147	$73,389	$74,454	$294

(1)	Periods beginning January 1, 2008 and assume drilling rigs are fully used during the contract term.

Recently Issued Accounting Standards

See Note A to our financial statements included in Part I, Item 1.

Guidance

The following is our updated production and capital expenditure guidance as of the date of filing of this report:

2008 Production Guidance
Fourth quarter 2008	3.4 Bcfe
Full year 2008	13 Bcfe
2009 Guidance
Capital expenditures	$400 million
Full year production	30 Bcfe

Assuming a Henry Hub price of $7.50 per Mcf for natural gas and $75.00 per bbl of oil, we expect to generate oil and natural gas revenue of approximately $253 million during 2009.

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

To mitigate a portion of our exposure to fluctuations in commodity prices, we enter into financial price risk management activities with respect to a portion of projected oil and natural gas production through financial price swaps and options. Our revolving bank credit facility requires us to maintain a hedging program on mutually acceptable terms whenever the loan amount outstanding exceeds 75% of the borrowing base. In addition, the note agreement for our Series A Notes requires us to hedge a certain portion of our production. As our production increases in the future, we will evaluate the merits of additional oil and natural gas hedges, including the purchase of put options.

For swap instruments, we receive a fixed price and pay a variable market price to the contract counterparty. The fixed-price payment and the floating price payment are netted, resulting in a net amount due to or from the counterparty. Options contain a fixed floor price (long put) and ceiling price (short call). If the market price is greater than the call strike price, we pay the difference between the market price and the call price. If the market price is less than the put strike price, we receive the difference between the put price and the market price. If the market price is between the call and the put strike price, no payments are due from either party. The gains and losses realized as a result of these activities are substantially offset in the cash market when the commodity is delivered. Following is a summary of the outstanding oil and natural gas swaps and options we have in place as of September 30, 2008:

Effective Date	Maturity Date	Average Notional Amount Per Month	Remaining Notional Amount as of September 30, 2008	Fixed Price per	Put Strike Price	Call Strike Price
Natural Gas (MMBtu):
2/1/2007	12/31/2008	200,000	600,000	$7.46	—	—
8/1/2007	12/31/2008	100,000	300,000	$7.60	—	—
6/1/2008	12/31/2009	100,000	1,500,000	—	$9.50	$12.20
1/1/2008	12/31/2009	100,000	1,500,000	—	$7.50	$8.15
1/1/2009	12/31/2009	200,000	2,400,000	—	$7.50	$9.17
1/1/2009	12/31/2009	189,000	2,263,000	—	$7.50	$8.60
1/1/2010	12/31/2010	300,000	3,600,000	—	$7.50	$8.91
1/1/2010	12/31/2010	172,000	2,062,000	—	$7.50	$9.05
Oil (Bbls):
9/1/2007	12/31/2008	5,000	20,000	$70.00	—	—
1/1/2009	12/31/2009	5,000	60,000	—	$100.00	$134.00

All natural gas hedges are settled against Inside FERC-Houston Ship Channel Index Prices and all oil hedges are settled against NYMEX Light Sweet Crude, which have historically had a high degree of correlation with the actual prices received by the Company. The estimated fair value of our natural gas and oil swaps and options in effect at September 30, 2008 was an asset of $3,828,000 million, of which $3,834,000 million is classified as a current asset, $191,000 million is classified as a long-term asset, and $197,000 is classified as a long-term liability. The long term asset and liability are included in other assets and other liabilities, respectively, at September 30, 2008.

The asset at September 30, 2008, reflects the fact that the prices under our swaps and options contracts in the aggregate are higher than period end forward prices. The fair value of these contracts varies based on commodity prices. While we will not recognize the benefit from commodity prices in excess of our fixed prices, we mitigate the associated risks of lower prices.

Based on the monthly notional amount for natural gas in effect at September 30, 2008, a hypothetical $1.00 increase in natural gas prices would have decreased the cash flow and earnings from our natural gas swaps and options by $500,000 per month and a $1.00 decrease in natural gas prices would increase the cash flow and earnings from our natural gas swaps and option by $500,000 per month. Based on the monthly notional amount for oil in effect at September 30, 2008, a hypothetical $1.00 increase in oil prices would have decreased the cash flow and earnings for our oil swap by $5,000 per month and a $1.00 decrease in oil prices would increase the cash flow and earnings by $5,000 per month.

Interest Rate Risk

As of September 30, 2008, we had $50.0 million of long-term debt outstanding under our revolving bank credit facility. The credit facility matures in July 2011 and is governed by a borrowing base calculation that is redetermined periodically. We have the option to elect interest at (1) LIBOR plus 1.50% to 2.25% depending on the level of borrowings relative to the borrowing base or (2) prime rate. As a result, our interest costs fluctuate based on short-term interest rates relating to our credit facility. Based on borrowings outstanding at September 30, 2008, a 100 basis point change in interest rates would change our annual interest expense by approximately $500,000. We had no interest rate derivatives during 2008.

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

Volatility in commodity prices and the capital markets could affect the value of certain assets as well as our ability to obtain capital.

The recent disruptions in the U.S. and international capital markets may adversely affect our ability to draw on our current senior credit facility as well as the value of certain of our assets with carrying values based on market-to-market accounting.

If financial institutions that have extended credit commitments to us are adversely affected by the current conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to us, which could have a material and adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures and other corporate purposes.

Similarly, if the current credit conditions of U.S. and international capital markets persist or deteriorate, we may be required to impair the carrying value of assets associated with derivative contracts to account for non-performance by counterparties to those contracts.

Moreover, government responses to the disruptions in the financial markets may not restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.

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

Date: November 7, 2008	GMX RESOURCES INC. (Registrant)

/s/ James A. Merrill
James A. Merrill Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of GMX Resources Inc.	SB-2	353-49328	3.1	11/06/2000

3.2	Amended Bylaws of GMX Resources Inc.	8-K	001-32977	3.2	11/04/2008

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of GMX Resources Inc.	8-K	000-32325	3.1	05/18/2005

3.4	Certificate of Designation of 9.25% Series B Cumulative Preferred Stock	8-A12B	001-32977	4.1	08/08/2006

4.1(a)	Rights Agreement dated May 17, 2005 by and between GMX Resources Inc. and UMB Bank, N.A., as Rights Agent	8-K	000-32325	4.1	05/18/2005

4.1(b)	Amendment No. 1 to Rights Agreement dated February 1, 2008	8-A/A	001-32977	4.1	02/21/2008

4.2	Indenture dated February 15, 2008, between GMX Resources Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	001-32977	4.1	02/15/2008

10.1	Amended and Restated Stock Option Plan	10-Q	001-32977	10.1	11/09/2007

10.2	Form of Director Indemnification Agreement	SB-2	333-49328	10.5	11/06/2000

10.3	Participation Agreement dated December 29, 2003 by and among Penn Virginia Oil & Gas Company, the Company and its wholly owned subsidiaries	8-K	000-32325	10.1	12/31/2003

10.3(a)	First Amendment dated February 27, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.1	09/14/2004

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.3(b)	Second Amendment dated May 9, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.2	09/14/2004

10.3(c)	Third Amendment dated April 6, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.3	09/14/2004

10.3(d)	Fourth Amendment dated August 11, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.4	09/14/2004

10.3(e)	Fifth Amendment dated effective January 1, 2005 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation	10-QSB	000-32325	10.6(e)	05/12/2005

10.3(f)	Sixth Amendment dated effective January 1, 2006, to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.1	01/20/2006

10.4(a)	Third Amended and Restated Loan Agreement dated October 31, 2007 between GMX Resources Inc., Capital One, National Association, as Administrative Agent and the other banks named therein	8-K	001-32977	10.1	6/18/2008

10.4(b)	First Amendment dated October 29, 2008 to Restated Loan Agreement between GMX Resources Inc., Capital One, National Association, as Administrative Agent and the other banks named therein		001-32977			*

10.5(a)	Note Purchase Agreement dated July 31, 2007 between GMX Resources Inc. and The Prudential Insurance Company of America	10-Q	001-32977	10.6(a)	08/09/2007

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.5(b)	Intercreditor Agreement dated July 31, 2007 between the Noteholders, Capital One, National Association, Union Bank of California, N.A. and The Bank of New York Trust Company, N.A., as collateral agent	10-Q	001-32977	10.6(b)	08/09/2007

10.5(c)	Amendment No. 1 to Note Purchase Agreement and Limited Consent dated February 11, 2008 between GMX Resources Inc. and The Prudential Insurance Company of America	8-K	001-32977	10.6	02/15/2008

10.5(d)	Amendment No. 1 to Intercreditor Agreement dated June 12, 2008 between the Noteholders, Capital One, National Association and the other banks named in the Registrant’s senior bank loan agreement and The Bank of New York Trust Company, N.A., as collateral agent	8-K	001-3297	10.2	6/18/2008

10.5(e)	Amendment No. 2 to Note Purchase Agreement dated June 12, 2008	8-K	001-32977	10.2	6/18/2008

10.5(f)	Amendment No. 2 to Intercreditor Agreement dated October 29, 2008 between the Noteholders, Capital One, National Association and the other banks named in the Registrant’s senior bank loan agreement and The Bank of New York Trust Company, N.A., as collateral agent		001-32977			*

10.6	Gas Gathering and Processing Agreement effective January 31, 2008 between PVR East Texas Gas Processing LLC and GMX Resources Inc.	8-K	001-32977	10.1	02/01/2008

10.7	Purchase Agreement dated February 11, 2008, between GMX Resources Inc. and Jefferies & Company, Inc., as representative of the Initial Purchasers named therein	8-K	001-32977	10.1	02/15/2008

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.8	Registration Rights Agreement dated February 15, 2008, between GMX Resources Inc. and Jefferies & Company, Inc. as representative of the Initial purchasers named therein	8-K	001-32977	10.2	02/15/2008

10.9	Share Lending Agreement dated February 11, 2008, between GMX Resources Inc., Jefferies Funding LLC and Jefferies & Company, Inc., as collateral agent	8-K	001-32977	10.3	02/15/2008

10.10	Registration Rights Agreement dated February 11, 2008, between GMX Resources Inc. and Jefferies Funding LLC	8-K	001-32977	10.4	02/15/2008

10.11	2008 Long-Term Incentive Plan	8-K	001-32977	10.1	06/16/08

14	Code of Business Conduct and Ethics	10-KSB/A	000-32325	14	04/15/2004

21	List of Subsidiaries	10-KSB	000-32325	21	03/31/2006

31.1	Rule 13a-14(a) Certification of Chief Executive Officer		001-32977			*

31.2	Rule 13(a) – 14(a) Certification of Chief Financial Officer		001-32977			*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350		001-32977			*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350		001-32977			*