Form 10-Q
period 2009-03-31
GMX RESOURCES INC
filed 2009-05-08
CIK 1127342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a “smaller reporting company”. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of May 5, 2009 was 18,794,691, which included 3,440,000 shares under a share loan which will be returned to the registrant upon conversion of certain outstanding convertible notes.

GMX Resources Inc.

Form 10-Q

For the Quarter Ended March 31, 2009

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

GMX Resources Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	December 31, 2008	March 31, 2009

	(as adjusted)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,716	$7,861
Accounts receivable – interest owners	576	684
Accounts receivable – oil and gas revenues, net	9,145	6,316
Derivative instruments	21,325	28,135
Inventories	691	759
Prepaid expenses and deposits	2,040	2,085

Total current assets	40,493	45,840

OIL AND NATURAL GAS PROPERTIES, BASED ON THE FULL COST METHOD
Properties being amortized	608,865	678,426
Properties not subject to amortization	36,034	32,330
Less accumulated depreciation, depletion, and amortization	(211,785)	(403,391)

	433,114	307,365

PROPERTY AND EQUIPMENT, AT COST, NET	85,284	88,492

DEFERRED INCOME TAXES	7,649	62,651

OTHER ASSETS	7,131	9,381

TOTAL ASSETS	$573,671	$513,729

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,599	$25,740
Accrued expenses	6,089	8,714
Accrued interest	3,290	1,821
Revenue distributions payable	5,293	4,986
Deferred income taxes	6,996	8,725
Current maturities of long-term debt	61	60

Total current liabilities	57,328	50,046

LONG-TERM DEBT, LESS CURRENT MATURITIES	224,281	290,078

OTHER LIABILITIES	6,645	6,530

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.001 per share, 10,000,000 shares authorized:
Series A Junior Participating Preferred Stock 25,000 shares authorized, none issued and outstanding	—	—
9.25% Series B Cumulative Preferred Stock, 3,000,000 shares authorized, 2,000,000 shares issued and outstanding (aggregate liquidation preference $50,000,000)	2	2
Common stock, par value $.001 per share – authorized 50,000,000 shares; issued and outstanding 18,794,691 shares in 2008 and 2009	19	19
Additional paid-in capital	328,002	329,257
Retained earnings	(57,902)	(183,492)
Accumulated other comprehensive income, net of taxes	15,296	21,289

Total shareholders’ equity	285,417	167,075

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$573,671	$513,729

See accompanying notes to consolidated financial statements.

GMX Resources Inc. And Subsidiaries

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2009
	(as adjusted)
OIL AND GAS SALES	$27,199	$22,826

EXPENSES:
Lease operations	3,384	3,153
Production and severance taxes	1,552	(1,660)
Depreciation, depletion, and amortization	6,743	9,716
Impairment of oil and natural gas properties	—	183,728
General and administrative	2,587	4,445

Total expenses	14,266	199,382

Income (loss) from operations	12,933	(176,556)

NON-OPERATING INCOME (EXPENSES):
Interest expense	(3,468)	(3,908)
Interest and other income	33	19
Unrealized losses on derivatives	—	(343)

Total non-operating expense	(3,435)	(4,232)

Income (loss) before income taxes	9,498	(180,788)

PROVISION (BENEFIT) FOR INCOME TAXES	3,251	(56,354)

NET INCOME (LOSS)	6,247	(124,434)
Preferred stock dividends	1,156	1,156

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$5,091	$(125,590)

EARNINGS (LOSS) PER SHARE – Basic	$0.38	$(8.18)

EARNINGS (LOSS) PER SHARE – Diluted	$0.38	$(8.15)

WEIGHTED AVERAGE COMMON SHARES – Basic	13,277,679	15,354,680

WEIGHTED AVERAGE COMMON SHARES – Diluted	13,401,372	15,403,517

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2009
	(as adjusted)
CASH FLOWS DUE TO OPERATING ACTIVITIES
Net income (loss)	$6,247	$(124,434)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	6,743	9,716
Impairment of oil and natural gas properties	—	183,728
Deferred income taxes	3,216	(56,354)
Non-cash compensation expense	546	1,046
Other	755	502
Decrease (increase) in:
Accounts receivable	(4,698)	2,719
Inventory and prepaid expenses	(1,027)	234
Increase (decrease) in:
Accounts payable and accrued liabilities	(3,399)	(8,193)
Revenue distributions payable	482	(1,121)

Net cash provided by operating activities	8,865	7,843

CASH FLOWS DUE TO INVESTING ACTIVITIES
Purchase of oil and natural gas properties	(45,481)	(64,659)
Purchase of property and equipment	(5,279)	(5,847)

Net cash used in investing activities	(50,760)	(70,506)

CASH FLOW DUE TO FINANCING ACTIVITIES
Advances on borrowings	26,000	65,000
Payments on debt	(106,009)	(36)
Proceeds from sale of 5.00% Senior Convertible Notes	125,000	—
Proceeds from sale of common stock	102	—
Dividends paid on Series B preferred stock	(1,156)	(1,156)
Fees paid related to financing activities	(4,215)	—

Net cash provided by financing activities	39,722	63,808

NET DECREASE IN CASH	(2,173)	1,145

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,907	6,716

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,734	$7,861

SUPPLEMENTAL CASH FLOW DISCLOSURE

CASH PAID DURING THE PERIOD FOR:
INTEREST	$2,107	$4,479
TAXES	35	—

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2009
	(as adjusted)
Net income (loss)	$6,247	$(124,434)

Other comprehensive income (loss), net of income tax:
Change in fair value of derivative instruments, net of income tax of ($5,034) and $5,947, respectively	(9,772)	11,546
Reclassification of (gain) loss on settled contracts, net of income taxes $182 and ($2,861), respectively	353	(5,553)

Other comprehensive income (loss), net of income tax	(9,419)	5,993

Comprehensive income (loss)	$(3,172)	$(118,441)

See accompanying notes to consolidated financial statements.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended March 31, 2008 and 2009

(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements and notes thereto of GMX Resources Inc. (the “Company” or “GMX”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in GMX’s 2008 Annual Report on Form 10-K (“2008 10-K”).

In the opinion of GMX’s management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated balance sheet of GMX as of March 31, 2009, and the results of its operations and its cash flows for the three months ended March 31, 2009 and 2008.

Reclassification

Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation.

Earnings Per Share

Basic net income per common share is computed by dividing the net income (loss) applicable to common stock by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is calculated in the same manner, but also considers the impact to net income (loss) and common shares for the potential dilution from our convertible notes, outstanding stock options and non-vested restricted stock awards. The following table reconciles the weighted average shares outstanding used for the three months ended March 31:

	2008	2009
Weighted average shares outstanding – basic	13,277,679	15,354,680
Effect of dilutive securities – stock options	123,693	48,837

Weighted average shares outstanding – diluted	13,401,372	15,403,517

We did not recognize additional dilutive shares for the three months ended March 31, 2008 or 2009 related to the convertible notes as the average stock price for the three months ended March 31, 2008 and 2009 of $29.53 and $18.08, respectively, did not exceed the conversion price of $32.50. The number of shares issuable increases as the Company’s common stock price increases and is finally determined based on the Company’s volume weighted average stock price for a specified 60 day measurement period ending on or about the actual conversion date.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended March 31, 2008 and 2009

(Unaudited)

Common shares loaned in connection with the convertible notes in the amount of 3,440,000 shares were not included in the computation of earnings per common share for the three months ended March 31, 2008 and 2009. While the borrowed shares are considered issued and outstanding for corporate law purposes, the Company believes that the borrowed shares are not considered outstanding for the purposes of computing and reporting earnings per share under GAAP currently in effect because the shares lent pursuant to the share lending agreement are required to be returned to the Company.

For the three months ended March 31, 2009, the weighted average common shares – basic excludes 67,724 shares of non-vested restricted stock that is subject to future vesting over time. For purposes of calculating weighted average common shares – diluted, the non-vested restricted stock would be included in the computation using the treasury stock method, with the proceeds equal to the average unrecognized compensation during the period, adjusted for any estimated future tax consequences recognized directly in equity. The non-vested shares at March 31, 2009, were excluded from the weighted average common periods, as the shares were anti-dilutive. The dilution impact of these shares on our earnings per share calculation may increase in future periods depending on the market price of our common stock during those periods.

Stock options to acquire approximately 375,250 and 514,050 shares of common stock were outstanding but excluded from the diluted net income per common share calculations for the three months ended March 31, 2008 and 2009, respectively, as their exercise prices exceeded the average market price of our common stock during the respective periods; therefore, their inclusion would be anti-dilutive to the calculations.

Recent Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”), issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to SFAS No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. Expanded disclosures are required to provide information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted this Statement January 1, 2009 and we expanded our disclosures accordingly.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled fully or partially in cash upon conversion to separately account for the liability and equity components of the instrument at inception in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and was adopted by the Company on January 1, 2009. See Note B for further information.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended March 31, 2008 and 2009

(Unaudited)

In February 2008, the FASB issued FSP FAS 157-2, which deferred the effective date for applying the fair value measurement and disclosure framework of SFAS No. 157 to non-financial assets and liabilities that are recorded at fair value on a non-recurring basis until periods beginning after November 15, 2008. We adopted this deferred portion of SFAS No. 157 on January 1, 2009 on a prospective basis.

NOTE B - ADOPTION OF FSP APB 14-1

On January 1, 2009, the Company was required to adopt FSP APB 14-1, which changes the accounting treatment of the Company’s 5.00% Senior Convertible Notes (the “Convertible Notes”) which may be fully or partially settled in cash upon conversion. Under FSP APB 14-1, the initial carrying value of the liability component of our Convertible Notes was restated to exclude the value of the embedded equity conversion option based upon available market information at the time of the original issuance and using the liability measurement approach prescribed in the FSP.

In accordance with the transition provision of the pronouncements, the comparative financial statements have been restated to apply the new pronouncement retrospectively. The following financial statement line items in the consolidated balance sheet as of December 31, 2008 were affected by the adoption:

	As Reported	Adjustments	As Adjusted
	(in thousands)
ASSETS
DEFERRED INCOME TAXES	$11,519	$(3,870)	$7,649
OTHER ASSETS	$7,442	$(311)	$7,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
LONG-TERM DEBT, LESS CURRENT MATURITIES	$236,462	$(12,181)	$224,281
SHAREHOLDERS’ EQUITY
Additional paid-in capital	$318,752	$9,250	$328,002
Retained earnings	$(56,652)	$(1,250)	$(57,902)

The following financial statement line items in the consolidated statement of operations for the three months ended March 31, 2008 were affected by the adoption:

	As Reported	Adjustments	As Adjusted
	(in thousands)
NON-OPERATING INCOME (EXPENSES)
Interest expense	$(3,089)	$(379)	$(3,468)

PROVISIONS FOR INCOME TAXES	$3,381	$(130)	$3,251
NET INCOME	$6,496	$(249)	$6,247
EARNINGS PER SHARE – BASIC	$.40	$(.02)	$.38
EARNINGS PER SHARE – DILUTED	$.40	$(.02)	$.38

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended March 31, 2008 and 2009

(Unaudited)

NOTE C - LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2008	March 31, 2009
	(as adjusted)
	(in thousands)
Revolving bank credit facility, maturity date of July 2011 bearing a weighted average interest rate of 3.25% as of December 31, 2008 and March 31, 2009, collateralized by all assets of the Company	$80,000	$145,000
Senior Subordinated Secured Notes due July 2012 with a fixed interest rate of 7.58% and secured by a second lien on all assets of the Company	30,000	30,000
5.00% Senior Convertible Notes due February 2013	112,819	113,650
Joint venture financing (non-recourse, no interest rate)	1,523	1,488

	224,342	290,138
Less current maturities	61	60

	$224,281	$290,078

Revolving Bank Credit Facility

The revolving bank credit facility contains various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sales of assets, mergers and consolidations, dividends and distributions, and changes in management and require the maintenance of various financial ratios. The required and actual financials ratios as of March 31, 2009 are shown below:

Financial Covenant	Required Amount or Ratio	Actual Amount or Ratio
Current ratio(1)	Not less than 1 to 1	1.51 to 1
Maintain a minimum net worth(2)	$355.4 million	$370.8 million
Ratio of EBITDA, as defined in the revolving bank credit facility agreement to cash interest expense(3)	Not less than 3 to 1	5.38 to 1

(1)

Current ratio is defined in our revolving bank credit facility as the ratio of current assets plus the unused and available portion of the revolving bank credit facility ($45 million as of March 31, 2009) to current liabilities. The calculation does not include the effects, if any, of derivatives under SFAS No. 133. As of March 31, 2009, current assets included derivatives assets of $28.1 million and current liabilities included $8.4 million of deferred tax liabilities related to derivatives. In addition, the convertible notes are not considered a current liability unless one or more convertible notes have been surrendered for conversion and then only to the extent of the cash payment due on the conversion of the notes surrendered. As of March 31, 2009, none of the convertible notes had been surrendered for conversion.

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

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended March 31, 2008 and 2009

(Unaudited)

(3)	EBITDA as defined in our revolving bank credit facility for the trailing twelve months March 31, 2009 is calculated as follows (amounts in thousands):

Net loss	$(212,394)
Plus:
Interest expense	12,121
Impairment of oil and natural gas properties	335,357
Depreciation, depletion and amortization	34,717
Other non-cash expenses	3,853
Less:
Income tax benefit	(84,585)

EBITDA	$89,069

Cash interest expense is defined in the revolving bank credit facility as all interest, fees, charges, and related expenses payable in cash for the applicable period payable to a lender in connection with borrowed money or the deferred purchase price of assets that is considered interest expense under GAAP, plus the portion of rent paid or payable for that period under capital lease obligations that should be treated as interest in accordance with SFAS No. 13, Accounting for Leases. Cash interest expense also includes dividends paid on the Company’s preferred stock. For the trailing twelve months ended March 31, 2009, cash interest expense included fees paid related to financing activities and other loan fees of $1.0 million. For the trailing twelve months ended March 31, 2009, non-cash interest expense of $2.2 million was deducted from interest expense to arrive at the cash interest expense used in the debt covenant calculation. Non-cash interest expense primarily relates to the amortization of debt and debt issuance costs.

Our lenders may accelerate all of the indebtedness under our revolving bank credit facility upon the occurrence of any event of default unless we cure any such default within any applicable grace period. For payments of principal and interest under the revolving bank credit facility, we generally have a three business day grace period, and we have a 30-day cure period for most covenant defaults, but not for defaults of certain specific covenants, including our financial covenants and negative covenants. As of March 31, 2009, we were in compliance with the covenants under our revolving bank credit facility.

Senior Subordinated Secured Notes

The Senior Subordinated Secured Notes (“Secured Notes”) contain various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sales of assets, mergers and consolidations, dividends and distributions, and changes in management and require the maintenance of various financial ratios. The required and actual financial ratios as of March 31, 2009 are below:

Financial Covenant	Required Amount or Ratio	Actual Amount or Ratio
Maintain a ratio of Adjusted PV10 to total debt(1)	Not less than 1.5 to 1	1.57 to 1
Maintain a minimum tangible net worth(2)	$165.0 million	$145.8 million
Ratio of total debt to EBITDA(3)	Not greater than 4 to 1	3.39 to 1
Ratio of EBITDA to interest expense including dividends on outstanding preferred stock(3)(4)	Not less than 2.5 to 1	5.38 to 1

(1)	Adjusted PV10 as calculated under the Note Agreement was $472.2 million as of March 31, 2009.
(2)

The minimum tangible net worth requirement of $165.0 million is adjusted quarterly with the amount to be met being increased (but not reduced) by the sum of 50% of the Company’s positive net income in each quarter commencing with the fiscal quarter ending March 31, 2009 plus 100% of the net proceeds from stock or other equity offerings. The non-cash effects, if any, of derivative instruments pursuant to SFAS No. 133 are not included.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended March 31, 2008 and 2009

(Unaudited)

As of March 31, 2009, due to the impairment charge of $183.7 million to oil and gas properties, the Company did not meet the minimum tangible net worth covenant. Prudential agreed to waive compliance with this covenant at March 31, 2009 and amend the minimum consolidated tangible net worth to be not less than $115.0 million plus the sum of (i) 50% of positive net income in each fiscal quarter commencing with the quarter ending June 30, 2009, and (ii) 100% of the net cash proceeds from the issuance and sale of stock or other equity offering after December 31, 2008.

(3)	EBITDA is calculated in the same manner required under our revolving bank credit facility.
(4)	Interest expense is calculated in the same manner required under our revolving bank credit facility.

As of March 31, 2009, the Company was in compliance or has received a waiver with the financial covenants under the Note Agreement.

5.00% Senior Convertible Notes

The principal, unamortized discount and carrying amount of the Convertible Notes are as follows:

	December 31, 2008	March 31, 2009
	(as adjusted)
	(in thousands)
Principal amount	$125,000	$125,000
Unamortized discount	(12,181)	(11,350)

Net carrying value	$112,819	$113,650

As of March 31, 2009, the unamortized discount is expected to be amortized into earnings over 3.8 years. The carrying value of the equity component of the Convertible Notes was $6.5 million as of March 31, 2009. If convertible on March 31, 2009, the notes would be convertible into approximately 3,846,000 shares of the Company’s common stock in the aggregate, at a rate of 30.7692 shares per $1,000 face amount of the notes, resulting in aggregate consideration of $25.0 million based on a closing stock price of $6.50.

The adoption of FSP APB 14-1 results in an increase in the effective interest rate on our Convertible Notes of approximately 2.8%, from 5.9% to 8.7%. For the three months ended March 31, 2008, interest costs on the Convertible Notes included $786,000 relating to the contractual interest coupon and $379,000 related to the amortization of the discount. For the three months ended March 31, 2009, interest costs on the Convertible Notes included $1.5 million relating to the contractual interest coupon and $832,000 related to the amortization of the discount.

NOTE D - DERIVATIVE ACTIVITIES

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

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended March 31, 2008 and 2009

(Unaudited)

To mitigate a portion of our exposure to fluctuations in commodity prices, we enter into financial price risk management activities with respect to a portion of projected crude oil and natural gas production through financial price swaps, collars, and put spreads. Additionally, we use basis protection swaps to reduce basis risk. Basis is the difference between the physical commodity being hedged and the price of the futures contract used for hedging. Basis risk is the risk that an adverse change in the futures market will not be completely offset by an equal and opposite change in the cash price of the commodity being hedged. Basis risk exists in natural gas due to the geographic price differentials between a given cash market location and the futures contract delivery locations.

Our revolving bank credit facility requires us to maintain a hedging program on mutually acceptable terms whenever the loan amount outstanding exceeds 75% of the borrowing base. In addition, the note agreement for our Secured Notes requires us to hedge a certain portion of our production.

Our derivative financial instruments potentially consist of price swaps, collars, put spreads and basis swaps. A description of these types of instruments is provided below:

Fixed price swaps	We receive a fixed price and pay a variable price to the contract counterparty. The fixed-price payment and the floating price payment are netted, resulting in a net amount due to or from the counterparty.

Costless collars	The instrument contains a fixed floor price (long put option) and ceiling price (short call option). If the market price exceeds the ceiling price, we pay the difference between the market price and the ceiling price. If the market price is less than the fixed floor price, we receive the difference between the fixed floor price and the market price. If the market price is between the ceiling and the fixed floor price, no payments are due from either party.

Three-way collar	A three-way collar contract consists of a standard collar contract plus a put sold by us with a price below the floor price of the collar. This additional put requires us to make a payment to the counterparty if the settlement price for any settlement period is below the put price. Combining the collar contract with the additional put results in us being entitled to a net payment equal to the difference between the floor price of the standard collar and the additional put price if the settlement price is equal to or less than the additional put price. If the settlement price is greater than the additional put price, the result is the same as it would have been with a standard collar contract only. Therefore, if market prices are below the additional put option, we would be entitled to receive the market price plus the difference between the additional put option and the floor. This strategy enables us to increase the floor and the ceiling price of the collar beyond the range of a traditional no cost collar while defraying the associated cost with the sale of the additional put.

Put spreads

A put spread is the same as a three-way collar without the ceiling price (short call option). Therefore, if market prices are below the additional put option, we would be entitled to receive the market price plus the difference between the additional put option and the floor.

Basis swaps	Natural gas basis protection swaps are arrangements that guarantee a price differential between NYMEX natural gas futures and Houston Ship Channel. We receive a payment from the counterparty if the price differential is greater than the stated terms of the contract and pay the counterparty if the price differential is less than the stated terms of the contract.

We utilize counterparties for our derivative instruments that we believe are credit-worthy entities at the time the transactions are entered into and we closely monitor the credit ratings of these counterparties. Additionally, we perform both quantitative and qualitative assessments of these counterparties based on their credit ratings and credit default swap rates where applicable. However, the recent events in the financial markets demonstrate there can be no assurance that a counterparty financial institution will be able to meet its obligations us.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended March 31, 2008 and 2009

(Unaudited)

None of our derivative instruments contain credit-risk-related contingent features. Additionally, we have not incurred any credit-related losses associated with our derivative activities and believe that our counterparties will continue to be able to meet their obligations under these transactions.

SFAS No. 133 requires all derivative instruments to be recognized at fair value in the balance sheet. Fair value is generally determined based on the difference between the fixed contract price and the underlying estimated market price at the determination date. The following is a summary of the asset and liability fair values of our derivative contracts:

		Asset Fair Value
	Balance Sheet Location	December 31, 2008	March 31, 2009
		(in thousands)
Derivatives designated as Hedging Instruments under SFAS No. 133
Natural gas	Current derivative asset	$15,655	$22,699
Natural gas	Other assets	5,908	9,374
Crude oil	Current derivative asset	2,742	1,999

		$24,305	$34,072

Derivatives not designated as Hedging Instruments under SFAS No. 133
Natural gas	Current derivative asset	$3,043	$6,170
Natural gas basis	Current derivative asset	—	—
Natural gas	Other assets	—	3,499

		$3,043	$9,669

Total derivative asset fair value		$27,348	$43,741

		Liability Fair Value
	Balance Sheet Location	December 31, 2008	March 31, 2009
		(in thousands)
Derivatives designated as Hedging Instruments under SFAS No. 133
Natural gas	Current derivative asset	$114	$—
Natural gas	Other assets	—	—
Crude oil	Current derivative asset	—	—

		$114	$—

Derivatives not designated as Hedging Instruments under SFAS No. 133
Natural gas	Current derivative asset	$—	$2,592
Natural gas basis	Current derivative asset	—	142
Natural gas	Other assets	2,158	6,850

		$2,158	$9,584

Total derivative liability fair value		$2,272	$9,584

Total derivative fair value		$25,076	$34,157

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended March 31, 2008 and 2009

(Unaudited)

Following is a summary of the outstanding volumes and prices on our derivative contracts in place as of March 31, 2009:

Effective Date	Maturity Date	Notional Amount Per Month	Remaining Notional Amount as of March 31, 2009	Additional Put Options		Floor	Ceiling		Designation under SFAS No. 133
Natural Gas (MMBtu): (4)
6/1/2008	12/31/2009	100,000	900,000	$3.50	(2)	$9.50	$12.20		Cash flow hedge
1/1/2008	12/31/2009	100,000	900,000	$3.50	(2)	$7.50	$8.15		Cash flow hedge
4/1/2009	12/31/2009	200,000	1,800,000	$3.50	(2)	$7.50	$9.17		Cash flow hedge
1/1/2009	12/31/2009	165,000	1,482,000	$3.50	(2)	$7.50	$8.60		Cash flow hedge
1/1/2009	12/31/2009	250,000	2,250,000	$3.50		$6.50	$—	(2)(3)	N/A
1/1/2010	12/31/2010	300,000	3,600,000			$7.50	$—		Cash flow hedge
1/1/2010	12/31/2010	172,000	2,062,000	$5.00	(1)	$7.50	$—		Cash flow hedge
1/1/2010	12/31/2010	471,833	5,661,996	$4.00		$5.50	$7.00	(2)	N/A
1/1/2010	12/31/2010	25,000	300,000			$—	$8.50	(2)	N/A
1/1/2011	12/31/2011	110,000	1,320,000			$—	$7.50	(2)	N/A
1/1/2011	12/31/2011	78,781	945,372			$—	$7.15	(2)	N/A
Oil (Bbls): (4)
1/1/2009	12/31/2009	5,000	45,000			$100.00	$134.00		Cash flow hedge

(1)	The sold put has an average notional amount per month of 115,000 MMbtus and is settled based on NYMEX.
(2)	Derivative transaction is settled based on NYMEX and does not qualify for hedge accounting under SFAS No. 133.
(3)	Basis swap of $0.28 between Houston Ship Channel and NYMEX for 250,000 MMBtu/month from April 2009 through October 2009. The basis swap does not qualify for hedge accounting under SFAS No. 133.
(4)	Unless otherwise indicated, natural gas contracts are settled against Inside FERC – Houston Ship Channel Index Price and all oil contracts are settled against NYMEX Light Sweet Crude.

Effects of derivative instruments on the Condensed Consolidated Statement of Operations

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended March 31, 2008 and 2009

(Unaudited)

A summary of the effect of the derivatives qualifying for hedges for the three months ended March 31, 2009 is as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)

Location of Gain Reclassified from
Accumulated OCI into Income

(Effective Portion)

and Location of Gain Recognized

in Income on Derivative

(Ineffective Portion and Amount Excluded
from Effectiveness Testing)

			Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(in thousands)		(in thousands)
Natural gas	$17,503	Oil and Gas Sales	$6,964	$804
Crude oil	(10)	Oil and Gas Sales	734	—

	$17,493		$7,698	$804

Assuming that the market prices of oil and gas futures as of March 31, 2009 remain unchanged, the Company would expect to transfer a gain of approximately $16.0 million from accumulated other comprehensive income to earnings during the next 12 months. The actual reclassification into earnings will be based on market prices at the contract settlement date.

For derivative instruments that do not qualify as hedges pursuant to SFAS No. 133, changes in the fair value of these derivatives that occur prior to their maturity (i.e., temporary fluctuations in value) are recognized in current earnings. A summary of the effect of the derivatives not qualifying for hedges for the three months ended March 31, 2009 is as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		(in thousands)
Realized
Natural gas	Oil and gas sales	$716
Unrealized
Natural gas	Unrealized losses on derivatives	(200)
Natural gas basis	Unrealized losses on derivatives	(143)

		$373

NOTE E - FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company generally applies the market and income approaches for recurring fair value measurements and utilizes the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company has reviewed its recurring transactions and found that its

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended March 31, 2008 and 2009

(Unaudited)

markets and instruments are fairly liquid. The Company is able to classify fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

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

The carrying values of Cash and Cash Equivalents, Accounts Receivable-interest owners, Accounts Receivable-oil and natural gas revenues, Accounts Payable, Accrued Expenses, Revenue Distribution Payable, and Other Liabilities included in the accompanying consolidated balance sheets approximated fair value at March 31, 2009. These assets and liabilities are not presented in the following tables.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis as of March 31, 2009. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended March 31, 2008 and 2009

(Unaudited)

	As of March 31, 2009
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets:
Natural gas derivatives	$32,158	$32,158	$—	$32,158	$—
Crude oil derivatives	$1,999	$1,999	$—	$1,999	$—
Financial liabilities:
Long-term debt	$290,138	$246,649	$210,238	$36,411	$—

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above. As per the requirements under SFAS 157, all fair values reflected in the table above and on the balance sheet have been adjusted for non-performance risk. The adjustment to fair value related to non-performance risk as of December 31, 2009, was an addition to the net asset value of approximately $188,000.

Level 1 Fair Value Measurements

Long Term Debt —The fair value of our revolving bank credit facility and our joint venture financing is the carrying value. The convertible notes are actively traded in an established market. The fair value of this debt is based on quotes obtained from brokers.

Level 2 Fair Value Measurements

Forward Natural Gas Swaps and Options —The fair value of the forward natural gas swaps and options are estimated using a combined income and market based valuation methodology based upon forward commodity price curves. The curves are obtained from independent pricing services reflecting broker market quotes.

Forward Crude Swaps and Options —The fair value of the forward crude swaps and options are estimated using a combined income and market based valuation methodology based upon forward commodity price curves. The curves are obtained from independent pricing services reflecting broker market quotes.

Long Term Debt —The secured notes do not actively trade in an established market. The fair value of this debt is estimated by discounting the principal and interest payments at rates available for debt with similar terms and maturity.

Level 3 Fair Value Measurements

As of March 31, 2009, the Company did not have assets or liabilities measured under a Level 3 fair value hierarchy.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended March 31, 2008 and 2009

(Unaudited)

NOTE F - ASSET RETIREMENT OBLIGATIONS

Below is a reconciliation of the beginning and ending aggregate carrying amount of the Company’s asset retirement obligations for the three months ended March 31:

	2008	2009
	(in thousands)
Beginning of the period	$3,625	$6,049
Liabilities incurred	232	115
Liabilities settled	—	(76)
Revisions	(335)	(18)
Accretion	52	91

End of the period(1)	$3,574	$6,161

(1)

Approximately $442,000 of the asset retirement obligation was classified as current and was included in accrued expenses at March 31, 2008. The entire balance of the asset retirement obligation was classified as long-term at March 31, 2009. The long-term portion is included in other liabilities.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

We are a “pure play” independent oil and natural gas exploration and production company focused on the development of the Haynesville/Bossier Shale and unconventional Cotton Valley gas sands in the Sabine Uplift of Carthage, North Field of Harrison and Panola counties of East Texas (our “core area”). We state that we are a “pure play” company because materially all of our business is devoted to drilling for and producing crude oil and natural gas in our core area. We have 777 gross / 529 net Haynesville/Bossier 80 acre horizontal drilling locations; 3 gross / 3 net Haynesville/Bossier producers, and 313 gross / 177.4 net Cotton Valley (“CV”) producers; 2,657 gross / 1,974 net CV un-drilled locations; and 38 gross / 31 net Travis Peak/Hosston Sands & Pettit producers. These multiple resource layers provide high probability and the potential for repeatable, organic growth. One to two operated drilling rigs will be developing this contiguous, multi-layer gas resource play on the Sabine Uplift; Carthage, North Field, in Panola & Harrison County of East Texas, and Caddo Parish of North Louisiana. We have invested over $100 million in infrastructure and have interests in 386 gross / 236 net producing wells and operate over 81% of our reserves.

Our strategy is to grow shareholder value through Haynesville/Bossier Shale horizontal well development as well as Cotton Valley Sand vertical wells, to continue acreage acquisitions, to focus on operational growth in and around our core area, and to convert our natural gas reserves to proved reserves, while maintaining balanced prudent financial management. To date, we have experienced a 100% success rate and have maintained low finding and development costs while primarily drilling Cotton Valley Sand vertical wells. We are currently focusing almost 100% of our 2009 capital expenditure budget on the Haynesville/Bossier horizontal drilling program.

The table below summarizes information concerning our activities in the first quarter of 2009 compared to the first quarter of 2008.

Summary Operating Data

	Three Months Ended March 31,
	2008	2009
Production:
Oil (MBbls)	48	30
Natural gas (MMcf)	2,579	3,042
Gas equivalent production (MMcfe)	2,865	3,224
Average daily (MMcfe)	31.5	35.8

Average Sales Price:
Oil (per Bbl)
Wellhead price	$95.54	$36.27
Effect of hedges	(7.35)	24.25

Total	$88.19	$60.52
Natural gas (per Mcf)
Wellhead price	$8.99	$4.11
Effect of hedges	(.07)	2.79

Total	$8.92	$6.90

Average sales price (per Mcfe)	$9.49	$7.08

Operating and Overhead Costs (per Mcfe):
Lease operating expenses	$1.18	$0.98
Production and severance taxes	.54	(.51)
General and administrative	.90	1.38

Total	$2.62	$1.85

Cash Operating Margin (per Mcfe)	$6.87	$5.23

Other (per Mcfe):
Depreciation, depletion and amortization—oil and natural gas properties	$2.01	$2.44

Results of Operations for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Oil and Natural Gas Sales. Oil and natural gas sales in the three months ended March 31, 2009 decreased 16% to $22.8 million compared to the three months ended March 31, 2008. This decrease was due to a 25.4% decrease in the average realized price of oil and natural gas, net of hedging activities, partially offset by a 12.5% increase in production. The average price per barrel of oil and Mcf of natural gas received (net of hedging) in the three months ended March 31, 2009 was $60.52 and $6.90, respectively, compared to $88.19 and $8.92, respectively, in the three months ended March 31, 2008. Production of oil for the first three months of 2009 decreased to 30 MBbls compared to 48 MBbls for the first three months of 2008, a decrease of 37.5%. Natural gas production for the first three months of 2009 increased to 3,042 MMcf compared to 2,579 MMcf for the first three months of 2008, an increase of 18.0%. The increase in natural gas production resulted from production related to three producing Haynesville/Bossier (“H/B”) horizontal wells that were on-line during the first quarter of 2009.

In the three months ended March 31, 2009, as a result of hedging activities, we recognized an increase in oil and natural gas sales of $0.7 million and $8.5 million, respectively, compared to a decrease in oil and natural gas sales of $0.4 million and $0.2 million, respectively, in the first quarter of 2008. In the first quarter of 2009, hedging increased the average natural gas and oil sales price by $2.79 per Mcf and $24.25 per Bbl compared to a decrease in natural gas sales price of $0.07 per Mcf and $7.35 per Bbl in the first quarter of 2008.

Lease Operations. Lease operations expense decreased $0.2 million, or 6.8%, in the first three months ended March 31, 2009 to $3.2 million, compared to the three months ended March 31, 2008. Lease operations expense on an equivalent unit of production basis decreased $0.20 per Mcfe in the three months ended March 31, 2009 to $0.98 per Mcfe, compared to the three months ended March 31, 2008. The decrease in lease operating expenses on an equivalent unit basis resulted from an increase in production and cost control measures implemented during the first quarter of 2009.

Production and Severance Taxes. As a result of the recognition of severance tax refunds of approximately $2.0 million in the three months ended March 31, 2009, production and severance taxes decreased 207.0% from an expense of $1.6 million in the three months ended March 31, 2008 to an income of $1.7 million in the three months ended March 31, 2009. Upon approval by the State of Texas, certain wells, including our H/B horizontal wells, are exempt from severance taxes for a period of ten years and we expect this to reduce our expense going forward. Excluding the production and severance tax refunds received in the first quarter of 2009, production and severance tax expense decreased in comparison to the first quarter of 2008 due to a decrease in oil and natural gas prices between the two periods and the fact that more producing wells in the first quarter of 2009 have received the production and severance tax exemptions.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $3.0 million, or 44.0%, to $9.7 million in the three months ended March 31, 2009. The oil and gas properties depreciation, depletion and amortization rate per equivalent unit of production was $2.44 per Mcfe in the three months ended March 31, 2009 compared to $2.01 per Mcfe in the three months ended March 31, 2008. This increase is due primarily to the reduction in reserves during the first quarter of 2009 due to lower natural gas prices. Also as a result of lower oil and natural gas prices, the Company recognized an impairment charge on oil and gas properties of $183.7 million. The Company may be required to recognize additional impairment charges in future reporting periods if market prices for oil or natural gas continue to decline.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2009 was $4.4 million compared to $2.6 million for the three months ended March 31, 2008. This increase of $1.8 million, or 71.8%, was primarily the result of an increase in non-cash compensation expense and an increase in administrative and supervisory personnel as a result of our increased level of activity. General and administrative expense per equivalent unit of production was $1.38 per Mcfe for the three months ended March 31, 2009 compared to $0.90 per Mcfe for the comparable period in 2008. General and administrative expense has not historically varied in direct proportion to oil and natural gas production because certain types of general and administrative expenses are fixed in nature. In the second half of 2008, the Company added key employees to execute an accelerated horizontal drilling program. As a result, personnel costs have increased in comparison to the first quarter of 2008. The Company expects general and administrative expenses on a per Mcfe basis to decrease as production increases.

Interest. Interest expense for the three months ended March 31, 2009 was $3.9 million compared to approximately $3.5 million for the three months ended March 31, 2008. This increase is primarily due to a greater amount of outstanding debt during the three months ended March 31, 2009. Interest expense for the three months ended March 31, 2008 and 2009 includes non-cash interest expense of $379,000 and $830,000, respectively related to the amortization of the convertible notes.

Income Taxes. Income tax for the three months ended March 31, 2009 was a benefit of $56.4 million as compared to an expense of $3.3 million in the three months ended March 31, 3008. The effective tax rates for the three months ended March 31, 2008 and 2009 were 34% and 31%, respectively. The decrease in the effective tax rate in the three months ended March 31, 2009 was due to $4.8 million of deferred tax expense relating to a valuation allowance for federal net operating loss carryforwards that reduced our tax benefit. Excluding the deferred tax expense for the valuation allowance, our effective income tax rate would have been approximately 34%.

Net Income and Net Income Per Share

Net Income and Net Income Per Share —Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008. For the three months ended March 31, 2009 we reported a net loss of $124.4 million and for the three months ended March 31, 2008, we reported net income of $6.2 million. Net loss per basic and fully diluted share was $8.18 and $8.15, respectively, for the first quarter of 2009 compared to net income of $0.38 per basic and fully diluted share for the first quarter of 2008. Excluding the non-cash charges of impairment of oil and gas properties of $183.7 million ($121.5 million after income taxes), unrealized losses on derivatives, and adjustments to income tax valuation allowances, we would have reported net income of $944,000 or $.06 per dilutive share for the three months ended March 31, 2009. Weighted average fully-diluted shares outstanding increased by 15% from 13,401,372 shares in the first quarter of 2008 to 15,403,517 shares in the first quarter of 2009.

Capital Resources and Liquidity

Our business is capital intensive. Our ability to grow our reserve base is dependent upon our ability to obtain outside capital and generate cash flows from operating activities to fund our drilling and capital expenditures. Our cash flows from operating activities are substantially dependent upon crude oil and natural gas prices, and significant decreases in market prices of crude oil or natural gas could result in reductions of cash flow and affect our drilling and capital expenditure plan. To mitigate a portion of our exposure to fluctuations in commodity prices, we have entered into crude oil and natural gas swaps, collars, and put spreads.

We continually review our drilling and capital expenditure plans and may change the amount we spend based on industry conditions and the availability of capital. As such, in the first quarter of 2009, we reduced our capital expenditure budget for 2009 from $220 million to a range of $132 million to $145 million depending on the continuing decline in drilling and completion costs. In the first quarter of 2009, our capital expenditures were $71.7 million of which $39.1 million was for drilling and completing H/B horizontal wells and $16.1 million was related to infrastructure and inventory. In the last nine months of 2009, we expect to have capital expenditures of approximately $65.2 million, net of a potential sale of excess pipe and other inventory for approximately $20 million. Of the remaining 2009 capital expenditures, $57.1 million is related to drilling and completing H/B horizontal wells and $13.6 million is related to rig termination and lay down fees. Our current capital expenditure budget for the rest of 2009 assumes one operated rig drilling H/B wells. We do not expect to have significant infrastructure or inventory expenditures in the last nine months of 2009. We may continue to adjust this estimate to stay in line with market conditions during the year.

In the event natural gas prices remain at their current depressed levels or our capital expenditures exceed our current expected levels, we may not be able to increase our borrowing base under our revolving bank credit facility to fund a potential shortfall. While the annual increase in the available borrowing base we received during 2008 was $100 million, we do not expect to be able to grow the available borrowing base in 2009 if commodity prices remain at their current levels. In that event, we may be required to further reduce or defer part of our 2009 capital expenditure program or seek additional capital through the issuance of additional long-term debt or equity.

During 2008, we were successful in raising approximately $260 million in additional capital by issuing $125 million of 5.00% Convertible Senior Notes due 2013 and 2,000,000 shares of common stock. However, the recent worldwide financial and credit crisis has adversely affected the ability of many companies to access the debt and equity markets. To the extent we determine to raise additional funds through the issuance of additional long-term debt or equity, any such decreased ability to obtain financing could adversely affect our capability to continue with our expected business plan.

As of March 31, 2009, we had $145 million outstanding on our credit facility that has a borrowing base of $190 million. At this time, the lenders under the bank credit facility have not determined our new borrowing base. We expect to be notified of the new borrowing base on or around May 22, 2009. Although we do not yet know the amount of our new borrowing base, based on preliminary indications from the Agent Bank on the credit facility, we do not expect a significant decrease in the bank borrowing base. As of March 31, 2009, we were in compliance with all financial covenants under our credit facility. Due to the impairment charge in the first quarter of $183.7 million, we did not meet the minimum tangible net worth requirement of $165 million under our Senior Subordinated Secured Notes with the Prudential Insurance Company of America (“Prudential”). Prudential agreed to waive compliance with this covenant at March 31, 2009 and reset the beginning minimum net worth at $115 million. Prudential did not charge an amendment fee for this waiver.

In order to increase liquidity, we are exploring ways to monetize several non-core assets, such as a partial monetization of our mid-stream assets and sale of excess pipe inventory. We expect we could raise in excess of $50 million by the end of the third quarter of 2009 if we are successful in closing these transactions. However, none of these transactions is subject to any binding agreement and we can provide no assurance that we will be successful in completing any of them.

Cash Flow—Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

In the three months ended March 31, 2009 and 2008, we spent $70.5 million and $50.8 million, respectively, in oil and natural gas acquisitions and development activities and related property and equipment. These investments were funded during the three months ended March 31, 2009 by cash flow from operations and borrowing under our revolving bank credit facility. Cash flow provided by operating activities in the three months ended March 31, 2009 was $7.8 million compared to cash flow provided by operating activities in the three months ended March 31, 2008 of $8.9 million. The decrease in net cash provided by operating activities is due to a decrease in income from operations due to lower natural gas prices.

Revolving Bank Credit Facility and Other Debt

Revolving Bank Credit Facility. We have a secured revolving bank credit facility, which matures on July 15, 2011 and provides for a line of credit of up to $250 million (the “commitment”), subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves (“borrowing base”). The amount of credit available at any one time under the credit facility is the lesser of the borrowing base or the amount of the commitment. At March 31, 2009, the debt amount outstanding was $145 million with a borrowing base of $190 million. The terms of the credit facility are more fully described in our 2008 10-K. The credit facility contains various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sale of assets, mergers and consolidations, dividends and distributions, changes in management and require the maintenance of various financial ratios. We were in compliance with all financial and nonfinancial covenants at March 31, 2009. Our lending bank group consists of Capital One, N.A., BNP Paribas, Union Bank of California, N.A., Compass Bank, and Fortis Capital Corp.

Secured and Unsecured Notes. In July 2007, we issued $30 million of 7.58% Series A Notes due July 31, 2012 (“Secured Notes”) which are secured by a second lien on all of our assets. We also issued $125 million of 5.00% Senior Convertible Notes due 2013 (the “Convertible Notes”) in February 2008. These Convertible Notes are unsecured. The terms of the Secured Notes and the Convertible Notes are more fully described in our 2008 10-K. We were in compliance with the terms of the Convertible Notes at March 31, 2009. We were in compliance with the terms of all of the Secured Notes at March 31, 2009, other than the minimum tangible net worth covenant as a result of our impairment charge to oil and gas properties of $183.7 million for the three months ended March 31, 2009. We received a waiver for this technical default, and the minimum consolidated tangible net worth covenant was amended to account for the impairment charge for the first quarter of 2009 prospectively.

Working Capital

At March 31, 2009, we had a working capital deficit of $4.2 million. Including availability under our credit facility, our working capital as of March 31, 2009 would have been $40.8 million.

Price Risk Management

See Part I, Item 3 – Quantitative and Qualitative Disclosure about Market Risk.

Critical Accounting Policies

Our critical accounting policies are summarized in our 2008 10-K. There have been no changes in those policies.

Contractual Obligations

During the quarter ended March 31, 2009 there were no significant changes in our contractual obligations from those disclosed in our 2008 10-K, other than in the ordinary course of business.

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

The forward-looking statements in this report are subject to all the risks and uncertainties which are described in our 2008 10-K and in this document. We may also make material acquisitions or divestitures or enter into financing transactions. None of these events can be predicted with certainty or taken into consideration in the forward-looking statements.

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

To mitigate a portion of our exposure to fluctuations in commodity prices, we enter into financial price risk management activities with respect to a portion of projected crude oil and natural gas production through financial price commodity swaps, collars and put spreads. Our revolving bank credit facility requires us to maintain a hedging program on mutually acceptable terms whenever the loan amount outstanding exceeds 75% of the borrowing base. In addition, the note agreement for our Secured Notes requires us to hedge a certain portion of our production.

Following is a summary of the outstanding crude oil and natural gas derivative contracts we have in place as of March 31, 2009:

Effective Date	Maturity Date	Notional Amount Per Month	Remaining Notional Amount as of March 31, 2009	Additional Put Options		Floor	Ceiling
Natural Gas (MMBtu)(4)
6/1/2008	12/31/2009	100,000	900,000	$3.50	(2)	$9.50	$12.20
1/1/2008	12/31/2009	100,000	900,000	$3.50	(2)	$7.50	$8.15
4/1/2009	12/31/2009	200,000	1,800,000	$3.50	(2)	$7.50	$9.17
1/1/2009	12/31/2009	165,000	1,482,000	$3.50	(2)	$7.50	$8.60
1/1/2009	12/31/2009	250,000	2,250,000	$3.50		$6.50	$—	(2)(3)
1/1/2010	12/31/2010	300,000	3,600,000			$7.50	$—
1/1/2010	12/31/2010	172,000	2,062,000	$5.00	(1)	$7.50	$—
1/1/2010	12/31/2010	471,833	5,661,996	$4.00		$5.50	$7.00	(2)
1/1/2010	12/31/2010	25,000	300,000			$—	$8.50	(2)
1/1/2011	12/31/2011	110,000	1,320,000			$—	$7.50	(2)
1/1/2011	12/31/2011	78,781	945,372			$—	$7.15	(2)
Oil (Bbls):
1/1/2009	12/31/2009	5,000	45,000			$100.00	$134.00

(1)	The sold put has an average notional amount per month of 115,000 MMbtus and is settled based on NYMEX.
(2)	Derivative transaction is settled based on NYMEX.
(3)	Basis swap of $0.28 between Houston Ship Channel and NYMEX for 250,000 MMBtu/month from April 2009 through October 2009.
(4)	Unless otherwise indicated natural gas contracts are settled against Inside FERC-Houston Ship Channel Index Prices and all crude oil contracts are settled against NYMEX Light Sweet Crude.

The fair value of our natural gas and oil swaps and options in effect at March 31, 2009 was $34.2 million, of which $28.2 million is classified as current and $6.0 is classified as a long-term asset and included in other assets at March 31, 2009.

Based on the monthly notional amount for natural gas in effect at March 31, 2009, a hypothetical $1.00 increase in natural gas prices would have decreased the fair value from our natural gas swaps and options by $14.5 million and a $1.00 decrease in natural gas prices would increase the fair value from our natural gas swaps and option by $13.2 million. Based on the monthly notional amount for crude oil in effect at March 31, 2009, a hypothetical $1.00 increase in oil prices would have decreased the fair value for our oil swap by $42,000 and a $1.00 decrease in oil prices would increase the fair value by $42,000.

Interest Rate Risk

As of March 31, 2009, we had $145.0 million of long-term debt outstanding under our revolving bank credit facility. The credit facility matures in July 2011 and is governed by a borrowing base calculation that is redetermined periodically. We have the option to elect interest at the prime rate as published in the Wall Street Journal (payable monthly) or the LIBO rate plus a margin ranging from 1.75% to 2.25% based on the amount of the loan outstanding in relation to the borrowing base for a period of one, two, or three months (payable at the end of such period). As a result, our interest costs fluctuate based on short-term interest rates relating to our credit facility. Based on borrowings outstanding at March 31, 2009, a 100 basis point change in interest rates would change our annual interest expense by approximately $145,000. We had no interest rate derivatives during 2009.

Our $30 million of Secured Notes and $125 million of Convertible Notes have fixed interest rates of 7.58% and 5.00%, respectively.

ITEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide us with reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures are effective to provide us with reasonable assurance.

Changes in internal controls over financial reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors applicable to us from those disclosed in our 2008 10-K.

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

GMX RESOURCES INC.
(Registrant)

Date: May 8, 2009	/s/ James A. Merrill
James A. Merrill Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of GMX Resources Inc.	SB-2	353-49328	3.1	11/06/2000

3.2	Amended and Restated Bylaws of GMX Resources Inc	8-K	001-32997	3.2	11/04/2008

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of GMX Resources Inc.	8-K	000-32325	3.1	05/18/2005

3.4	Certificate of Designation of 9.25% Series B Cumulative Preferred Stock	8-A12B	001-32977	4.1	08/08/2006

4.1(a)	Rights Agreement dated May 17, 2005 by and between GMX Resources Inc. and UMB Bank, N.A., as Rights Agent	8-K	000-32325	4.1	05/18/2005

4.1(b)	Amendment No. 1 to Rights Agreement dated February 1, 2008	8-A/A	001-32977	4.1	02/21/2008

4.1(c)	Amendment No. 2 to Rights Agreement dated October 30, 2008	8-A/A	001-32977	1	11/17/2008

4.2	Indenture dated February 15, 2008, between GMX Resources Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	001-32977	4.1	02/15/2008

10.1	Amended and Restated Stock Option Plan	10-Q	001-32977	10.1	11/09/2007

10.2	Form of Director Indemnification Agreement	SB-2	333-49328	10.5	11/06/2000

10.3(a)	Participation Agreement dated December 29, 2003 by and among Penn Virginia Oil & Gas Company, the Company and its wholly owned subsidiaries	8-K	000-32325	10.1	12/31/2003

10.3(b)	First Amendment dated February 27, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.1	09/14/2004

10.3(c)	Second Amendment dated May 9, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.2	09/14/2004

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.3(d)	Third Amendment dated April 6, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.3	09/14/2004

10.3(e)	Fourth Amendment dated August 11, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.4	09/14/2004

10.3(f)	Fifth Amendment dated effective January 1, 2005 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation	10-QSB	000-32325	10.6(e)	05/12/2005

10.3(g)	Sixth Amendment dated effective January 1, 2006, to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.1	01/20/2006

10.4(a)	Third Amended and Restated Loan Agreement dated June 12, 2008 between GMX Resources Inc., Capital One, National Association, and Union Bank of California, N.A.	8-K	001-32977	10.1	06/18/2008

10.4(b)	First Amendment to Restated Loan Agreement dated October 29, 2008 between GMX Resources Inc., Capital One, National Association, and Union Bank of California, N.A.	10-Q	001-32977	10.4(b)	01/10/2008

10.4(c)	Second Amendment to Restated Loan Agreement dated November 12, 2008 among GMX Resources Inc., Capital One, National Association, and Union Bank of California, N.A.	8-K	001-32977	10.5	03/02/2009

10.4(d)	Third Amendment to Restated Loan Agreement dated February 27, 2009 between GMX Resources, Inc., and Capital One, National Association, and Union Bank of California, N.A.	8-K	001-32979	10.2	03/02/2009

10.5(a)	Note Purchase Agreement dated July 31, 2007 between GMX Resources Inc. and The Prudential Insurance Company of America	10-Q	001-32977	10.6(a)	08/09/2007

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.5(b)	Amendment No. 1 to Note Purchase Agreement and Limited Consent dated February 11, 2008 between GMX Resources Inc. and The Prudential Insurance Company of America	8-K	001-32977	10.6	02/15/2008

10.5(c)	Amendment No. 2 to Note Purchase Agreement dated June 12, 2008 between GMX Resources Inc. and The Prudential Insurance Company of America	8-K	001-32977	10.3	06/18/2008

10.5(d)	Amendment No. 3 and Limited Waiver dated February 27, 2009 between GMX Resources Inc. and The Prudential Insurance Company of America	8-K	001-32977	10.3	03/02/2009

10.5(e)	Amendment No. 4 and Limited Waiver dated May 6, 2009 between GMX Resources Inc. and The Prudential Insurance Company of America	8-K	001-32977	10.1	05/07/2009

10.6(a)	Intercreditor Agreement dated July 31, 2007 between the Noteholders, Capital One, National Association, Union Bank of California, N.A. and The Bank of New York Trust Company, N.A., as collateral agent	10-Q	001-32977	10.6(b)	08/09/2007

10.6(b)	Amendment No. 1 to Intercreditor Agreement dated June 12, 2008 between the Noteholders, Capital One, National Association, Union Bank of California, N.A. and the Bank of New York Trust Company, N.A., as Collateral Agent	8-K	001-32977	10.2	06/18/2008

10.6(c)	Amendment No. 2 to Intercreditor Agreement dated October 29, 2008 between the Noteholders, Capital One, National Association, Union Bank of California, N.A. and the Bank of New York Trust Company, N.A., as Collateral Agent	10-Q	001-32977	10.5(f)	11/10/2008

10.7	Gas Gathering and Processing Agreement effective January 31, 2008 between PVR East Texas Gas Processing LLC and GMX Resources Inc.	8-K	001-32977	10.1	02/01/2008

10.8	Purchase Agreement dated February 11, 2008, between GMX Resources Inc. and Jefferies & Company, Inc., as representative of the Initial Purchasers named therein	8-K	001-32977	10.1	02/15/2008

10.9	Registration Rights Agreement dated February 15, 2008, between GMX Resources Inc. and Jefferies & Company, Inc. as representative of the Initial purchasers named therein	8-K	001-32977	10.2	02/15/2008

10.10	Share Lending Agreement dated February 11, 2008, between GMX Resources Inc., Jefferies Funding LLC and Jefferies & Company, Inc., as collateral agent	8-K	001-32977	10.3	02/15/2008

10.11	Registration Rights Agreement dated February 11, 2008, between GMX Resources Inc. and Jefferies Funding LLC	8-K	001-32977	10.4	02/15/2008

10.12	2008 Long-Term Incentive Plan	8-K	001-32977	10.1	06/16/2008

10.13	Underwriting Agreement dated July 17, 2008, between GMX Resources Inc. and Jefferies & Company, Inc., as Representative	8-K	001-32977	1.1	07/21/2008

14	Code of Business Conduct and Ethics	10-KSB/A	000-32325	14	04/15/2004

21	List of Subsidiaries	10-KSB	000-32325	21	03/31/2006

31.1	Rule 13a-14(a) Certification of Chief Executive Officer		001-32977			*

31.2	Rule 13(a) – 14(a) Certification of Chief Financial Officer		001-32977			*

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350		001-32977			*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350		001-32977			*