Form 10-K/A
period 2008-12-31
GMX RESOURCES INC
filed 2009-05-11
CIK 1127342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment on Form 10-K/A constitutes Amendment No. 1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2008, which was filed with the SEC on March 2, 2009 (“Original Filing”). This Amendment No. 1 to Form 10-K is filed solely for purposes of correcting the following typographical or clerical errors:

1.	The table showing estimated net quantities of proved reserves and the Estimated Future Net Revenues and Present Values attributable to total proved reserves at such dates in Item 1 is amended to change the Estimated Future Net Revenues for December 31, 2008 from “$2,586.6” to “$1,012.3”.
2.	The table showing the unaudited summary of certain operating and oil and natural gas reserve data in Item 7 is amended to change the Estimated Future Net Revenues for December 31, 2008 from “$2,586.6” to “$1,012.3”.

Pursuant to the rules of the Securities and Exchange Commission, the full text of each Item as amended is included in this report, even though there are no other amendments to such Items.

Except as described herein, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

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

The following table shows the estimated net quantities of our proved reserves as of the dates indicated and the Estimated Future Net Revenues and Present Values attributable to total proved reserves at December 31:

	2006	2007	2008
Proved Developed:
Gas (Bcf)	69.3	144.2	150.6
Oil (MMBbls)	.9	1.8	1.9
Total (Bcfe)	74.9	155.0	162.1
Proved Undeveloped:
Gas (Bcf)	167.6	262.1	284.7
Oil (MMBbls)	1.8	2.9	3.1
Total (Bcfe)	178.1	279.5	303.2
Total Proved:
Gas (Bcf)	236.9	406.3	435.3
Oil (MMBbls)	2.7	4.7	5.0
Total (Bcfe)	253.0	434.5	465.3
Estimated Future Net Revenues[1] ($000s)	$519.5	$1,896.3	$1,012.3
Present Value[1] ($000s)	$173.3	$592.8	$280.7
Standardized Measure[1] ($000s)	$134.4	$427.7	$228.8

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Summary Operating and Reserve Data

The following table presents an unaudited summary of certain operating and oil and natural gas reserve data for the periods indicated.

	Year Ended December 31,
	2004	2005	2006	2007	2008
Production:
Oil (MBbls)	30	48	69	127	190
Natural gas (MMcf)	1,049	1,930	3,915	7,974	11,777
Gas equivalent (MMcfe)	1,231	2,220	4,327	8,735	12,918
Average daily (MMcfe)	3.37	6.08	11.9	23.9	35.3

Average Sales Price:
Oil (per Bbl)
Wellhead price	$40.83	$53.35	$63.22	$71.08	$99.16
Effect of hedges	—	—	—	(1.97)	(10.19)

Total	$40.83	$53.35	$63.22	$69.11	$88.97

Natural gas (per Mcf)
Wellhead price	$6.15	$8.52	$6.79	$7.00	$9.50
Effect of hedges	—	—	0.24	0.41	(0.26)

Total	$6.15	$8.52	$7.03	$7.41	$9.24

Average sales price (per Mcfe)	$6.25	$8.57	$7.37	$7.77	$9.73

Operating and Overhead Costs (per Mcfe):
Lease operating expenses	$1.03	$.93	$1.04	$1.03	$1.17
Production and severance taxes	.42	.56	.11	.31	.41
General and administrative	1.61	1.53	1.35	1.00	1.31

Total	$3.06	$3.02	$2.50	$2.34	$2.89

Cash Operating Margin (per Mcfe)	$3.19	$5.55	$4.87	$5.43	$6.84

Other (per Mcfe):
Depreciation, depletion and amortization—oil and natural gas production	$1.28	$1.58	$1.59	$1.88	$2.08

Estimated Net Proved Reserves (as of period-end):
Natural gas (Bcf)	56.9	150.0	236.9	406.3	435.3
Oil (MMbls)	1.2	2.0	2.7	4.7	5.0
Total (Bcfe)	64.3	161.7	253.0	434.5	465.3
Estimated Future Net Revenues ($MM)(1)(2)	$211.3	$692.9	$519.5	$1,896.3	$1,012.3
Present Value ($MM)(1)(2)	$82.0	$245.0	$173.3	$592.8	$280.7
Standardized measure of discounted future net cash flows ($MM)(3)	$63.3	$185.5	$134.4	$427.7	$228.8

(1)	See “Item 1 Business—Certain Technical Terms.”
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

GMX RESOURCES INC.

Dated: May 11, 2009	By:	/s/ JAMES A. MERRILL
James A. Merrill, Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of GMX Resources Inc.	SB-2	353-49328	3.1	11/06/2000

3.2	Amended and Restated Bylaws of GMX Resources Inc	8-K	001-32977	3.2	11/04/2008

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of GMX Resources Inc.	8-K	000-32325	3.1	05/18/2005

3.4	Certificate of Designation of 9.25% Series B Cumulative Preferred Stock	8-A12B	001-32977	4.1	08/08/2006

4.1(a)	Rights Agreement dated May 17, 2005 by and between GMX Resources Inc. and UMB Bank, N.A., as Rights Agent	8-K	000-32325	4.1	05/18/2005

4.1(b)	Amendment No. 1 to Rights Agreement dated February 1, 2008	8-A/A	001-32977	2.1	02/21/2008

4.1(c)	Amendment No. 2 to Rights Agreement dated October 30, 2008	8-A/A	001-32977	1	11/17/2008

4.2	Indenture dated February 15, 2008, between GMX Resources Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	001-32977	4.1	02/15/2008

10.1	Amended and Restated Stock Option Plan	10-Q	001-32977	10.1	11/09/2007

10.2	Form of Director Indemnification Agreement	SB-2	333-49328	10.5	11/06/2000

10.3(a)	Participation Agreement dated December 29, 2003 by and among Penn Virginia Oil & Gas Company, the Company and its wholly owned subsidiaries	8-K	000-32325	10.1	12/31/2003

10.3(b)	First Amendment dated February 27, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.1	09/14/2004

10.3(c)	Second Amendment dated May 9, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.2	09/14/2004

10.3(d)	Third Amendment dated April 6, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.3	09/14/2004

10.3(e)	Fourth Amendment dated August 11, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.4	09/14/2004

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.3(f)	Fifth Amendment dated effective January 1, 2005 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation	10-QSB	000-32325	10.6(e)	05/12/2005

10.3(g)	Sixth Amendment dated effective January 1, 2006, to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.1	01/20/2006
10.4(a)	Third Amended and Restated Loan Agreement dated June 12, 2008 among Capital One, National Association and Union Bank of California N.A.	8-K	001-32977	10.1	06/18/2008

10.4(b)	First Amendment to Restated Loan Agreement dated October 29, 2008, between GMX Resources Inc., Capital One, National Association and Union Bank of California, N.A.	10-Q	001-32977	10.4(b)	11/10/2008

10.4(c)	Second Amendment to Restated Loan Agreement dated November 12, 2008, between GMX Resources Inc., Capital One, National Association, and Union Bank of California, N.A.	8-K	001-32977	10.1	03/02/2009

10.4(d)	Third Amendment to Restated Loan Agreement dated February 27, 2009 between GMX Resources Inc., Capital One, National Association, and Union Bank of California, N.A.	8-K	001-32979	10.2	03/02/2009

10.5(a)	Note Purchase Agreement dated July 31, 2007 between GMX Resources Inc. and The Prudential Insurance Company of America	10-Q	001-32977	10.6(a)	08/09/2007

10.5(b)	Amendment No. 1 to Note Purchase Agreement and Limited Consent dated February 11, 2008 between GMX Resources Inc. and The Prudential Insurance Company of America	8-K	001-32977	10.6	02/15/2008

10.5(c)	Amendment No. 2 to Note Purchase Agreement dated June 12, 2008 between GMX Resources Inc. and The Prudential Insurance Company of America	8-K	001-32977	10.3	06/18/2008

10.5(d)	Amendment No. 3 and Limited Waiver dated February 27, 2009 between GMX Resources Inc. and The Prudential Insurance Company of America	8-K	001-32977	10.3	03/02/2009

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.6(a)	Intercreditor Agreement dated July 31, 2007 between the Noteholders, Capital One, National Association, Union Bank of California, N.A. and The Bank of New York Trust Company, N.A., as collateral agent	10-Q	001-32977	10.6(b)	08/09/2007

10.6(b)	Amendment No. 1 to Intercreditor Agreement dated June 12, 2008 between the Noteholders, Capital One, National Association, Union Bank of California, N.A. and the Bank of New York Trust Company, N.A. as Collateral Agent	8-K	001-32977	10.2	06/18/2008

10.6(c)	Amendment No. 2 to Intercreditor Agreement dated October 29, 2008 between the Noteholders, Capital One, National Association, Union Bank of California, N.A. and The Bank of New York Trust Company, N.A., as collateral agent	10-Q	001-32977	10.5(f)	11/10/2008

10.7	Gas Gathering and Processing Agreement effective January 31, 2008 between PVR East Texas Gas Processing LLC and GMX Resources Inc.	8-K	001-32977	10.1	02/01/2008

10.8	Purchase Agreement dated February 11, 2008, between GMX Resources Inc. and Jefferies & Company, Inc., as representative of the Initial Purchasers named therein	8-K	001-32977	10.1	02/15/2008

10.9	Registration Rights Agreement dated February 15, 2008, between GMX Resources Inc. and Jefferies & Company, Inc. as representative of the Initial purchasers named therein	8-K	001-32977	10.2	02/15/2008

10.10	Share Lending Agreement dated February 11, 2008, between GMX Resources Inc., Jefferies Funding LLC and Jefferies & Company, Inc., as collateral agent	8-K	001-32977	10.3	02/15/2008

10.11	Registration Rights Agreement dated February 11, 2008, between GMX Resources Inc. and Jefferies Funding LLC	8-K	001-32977	10.4	02/15/2008

10.12	2008 Long-Term Incentive Plan (Effective as of May 28, 2008)	8-K	001-32977	10.1	06/16/2008

10.13	Underwriting Agreement dated July 17, 2008, between GMX Resources Inc. and Jefferies & Company, Inc., as Representative	8-K	001-32977	1.1	07/21/2008

14	Code of Business Conduct and Ethics	10-KSB/A	000-32325	14	04/15/2004

21	List of Subsidiaries	10-KSB	000-32325	21	03/31/2006

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
23.1	Consent of Independent Accountants		001-32977			*

23.2	Consent of MHA Petroleum Consultants		001-32977			*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer		001-32977			*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer		001-32977			*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350		001-32977			*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350		001-32977			*

E-4