Form 10-Q
period 2009-06-30
GMX RESOURCES INC
filed 2009-08-07
CIK 1127342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s common stock as of August 5, 2009 was 24,562,308, which included 3,440,000 shares under a share loan which will be returned to the registrant upon conversion of certain outstanding convertible notes.

GMX Resources Inc.

Form 10-Q

For the Quarter Ended June 30, 2009

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

GMX Resources Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	December 31, 2008	June 30, 2009
	(as adjusted)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,716	$5,070
Accounts receivable – interest owners	576	664
Accounts receivable – oil and gas revenues, net	9,145	5,887
Derivative instruments	21,325	22,544
Inventories	691	532
Prepaid expenses and deposits	2,040	1,632

Total current assets	40,493	36,329

OIL AND NATURAL GAS PROPERTIES, BASED ON THE FULL COST METHOD
Properties being amortized	608,865	701,177
Properties not subject to amortization	36,034	38,078
Less accumulated depreciation, depletion, and amortization	(211,785)	(404,823)

	433,114	334,432

PROPERTY AND EQUIPMENT, AT COST, NET	85,284	94,155
DEFERRED INCOME TAXES	7,649	56,928
OTHER ASSETS	7,131	8,119

TOTAL ASSETS	$573,671	$529,963

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,599	$16,610
Accrued expenses	6,089	16,819
Accrued interest	3,290	3,336
Revenue distributions payable	5,293	3,349
Deferred income taxes	6,996	8,118
Current maturities of long-term debt	61	58

Total current liabilities	57,328	48,290

LONG-TERM DEBT, LESS CURRENT MATURITIES	224,281	255,731
OTHER LIABILITIES	6,645	7,114
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.001 per share, 10,000,000 shares authorized:
Series A Junior Participating Preferred Stock 25,000 shares authorized, none issued and outstanding	—	—
9.25% Series B Cumulative Preferred Stock, 3,000,000 shares authorized, 2,000,000 shares issued and outstanding (aggregate liquidation preference $50,000,000)	2	2
Common stock, par value $.001 per share – authorized 50,000,000 shares; issued and outstanding 18,794,691 and 24,561,558 shares in 2008 and 2009, respectively	19	25
Additional paid-in capital	328,002	396,061
Retained earnings	(57,902)	(192,814)
Accumulated other comprehensive income, net of taxes	15,296	15,554

Total shareholders’ equity	285,417	218,828

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$573,671	$529,963

See accompanying notes to consolidated financial statements.

GMX Resources Inc. And Subsidiaries

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(as adjusted)		(as adjusted)
OIL AND GAS SALES	$38,040	$22,837	$65,239	$45,663
EXPENSES:
Lease operations	3,156	2,719	6,540	5,872
Production and severance taxes	1,506	307	3,058	(1,353)
Depreciation, depletion, and amortization	7,713	6,837	14,456	16,553
Impairment and other writedowns	—	2,789	—	186,517
General and administrative	4,786	5,324	7,366	9,769

Total expenses	17,161	17,976	31,420	217,358

Income (loss) from operations	20,879	4,861	33,819	(171,695)

NON-OPERATING INCOME (EXPENSES):
Interest expense	(3,656)	(3,942)	(7,133)	(7,850)
Interest and other income	10	14	46	33
Unrealized losses on derivatives	—	(1,028)	—	(1,371)

Total non-operating expense	(3,646)	(4,956)	(7,087)	(9,188)

Income (loss) before income taxes	17,233	(95)	26,732	(180,883)

PROVISION (BENEFIT) FOR INCOME TAXES	5,174	8,069	8,426	(48,285)

NET INCOME (LOSS)	12,059	(8,164)	18,306	(132,598)
Preferred stock dividends	1,157	1,157	2,313	2,313

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$10,902	$(9,321)	$15,993	$(134,911)

EARNINGS (LOSS) PER SHARE – Basic	$0.82	$(0.52)	$1.20	$(8.06)

EARNINGS (LOSS) PER SHARE – Diluted	$0.74	$(0.51)	$1.14	$(8.03)

WEIGHTED AVERAGE COMMON SHARES – Basic	13,302,728	18,093,208	13,290,504	16,746,112

WEIGHTED AVERAGE COMMON SHARES – Diluted	14,724,564	18,132,849	14,037,223	16,791,133

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2009
	(as adjusted)
CASH FLOWS DUE TO OPERATING ACTIVITIES
Net income (loss)	$18,306	$(132,598)
Depreciation, depletion, and amortization	14,456	16,553
Impairment and other writedowns	—	186,517
Deferred income taxes	8,391	(48,285)
Non-cash compensation expense	1,089	2,282
Other	3,335	3,027
Decrease (increase) in:
Accounts receivable	(11,378)	2,684
Inventory and prepaid expenses	(3,602)	518
Increase (decrease) in:
Accounts payable and accrued liabilities	6,612	(7,935)
Revenue distributions payable	2,344	(2,185)

Net cash provided by operating activities	39,553	20,578

CASH FLOWS DUE TO INVESTING ACTIVITIES
Purchase of oil and natural gas properties	(110,179)	(92,476)
Purchase of property and equipment	(10,729)	(19,914)

Net cash used in investing activities	(120,908)	(112,390)

CASH FLOW DUE TO FINANCING ACTIVITIES
Advances on borrowings	75,509	85,000
Payments on debt	(106,035)	(55,036)
Proceeds from sale of 5.00% Senior Convertible Notes	125,000	—
Proceeds from sale of common stock	898	65,347
Dividends paid on Series B preferred stock	(2,313)	(2,313)
Fees paid related to financing activities	(4,749)	(2,832)

Net cash provided by financing activities	88,310	90,166

NET INCREASE (DECREASE) IN CASH	6,955	(1,646)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,907	6,716

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,862	$5,070

SUPPLEMENTAL CASH FLOW DISCLOSURE
CASH PAID DURING THE PERIOD FOR:
INTEREST	$2,914	$6,307
TAXES	$35	$—

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(as adjusted)		(as adjusted)
Net income (loss)	$12,059	$(8,164)	$18,306	$(132,598)

Other comprehensive income (loss), net of income tax:

Change in fair value of derivative instruments, net of income tax of ( $9,804), ($345), ($14,838), and $5,603, respectively	$(19,032)	$(670)	$(28,804)	$10,876
Reclassification of (gain) loss on settled contracts, net of income tax of $1,476, ($2,609), $1,658, and ($5,470), respectively	2,865	(5,065)	3,218	(10,618)

Other comprehensive income (loss), net of income tax	$(16,167)	$(5,735)	$(25,586)	$258

Comprehensive loss	$(4,108)	$(13,899)	$(7,280)	$(132,340)

See accompanying notes to consolidated financial statements.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three and six months ended June 30, 2008 and 2009

(Unaudited)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of GMX’s management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated balance sheet of GMX as of June 30, 2009, and the results of its operations for the three and six months ended June 30, 2009 and 2008 and its cash flow for the six months ended June 30, 2008 and 2009.

Reclassification

Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation.

Earnings Per Share

Basic net income per common share is computed by dividing the net income (loss) applicable to common stock by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is calculated in the same manner, but also considers the impact to net income (loss) and common shares for the potential dilution from our convertible notes, outstanding stock options and non-vested restricted stock awards. The following table reconciles the weighted average shares outstanding used:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Weighted average shares outstanding – basic	13,302,728	18,093,208	13,290,504	16,746,112
Effect of dilutive securities – convertible notes	1,204,477	—	610,859	—
Effect of dilutive securities – stock options	217,359	39,641	135,860	45,021

Weighted average shares outstanding – diluted	14,724,564	18,132,849	14,037,223	16,791,133

We did not recognize additional dilutive shares for the three and six months ended June 30, 2009 related to the convertible notes as the average stock prices for the three and six months ended June 30, 2009 of $12.41 and $15.20, respectively, did not exceed the conversion price of $32.50. The number of shares issuable increases as the Company’s common stock price increases and is finally determined based on the Company’s volume weighted average stock price for a specified 60 day measurement period ending on or about the actual conversion date.

Common shares loaned in connection with the convertible notes in the amount of 3,440,000 shares were not included in the computation of earnings per common share for the three and six months ended June 30, 2008 and 2009. While the borrowed shares are considered issued and outstanding for corporate law purposes, the Company believes that the borrowed shares are not considered outstanding for the purposes of computing and reporting earnings per share under GAAP currently in effect because the shares lent pursuant to the share lending agreement are required to be returned to the Company.

For the three and six months ended June 30, 2009, the weighted average common shares – basic excludes 255,133 and 162,862 shares, respectively, of non-vested restricted stock that is subject to future vesting over time. For purposes of calculating weighted average common shares – diluted, the non-vested restricted stock would be included in the computation using the treasury stock method, with the proceeds equal to the average unrecognized compensation during the period, adjusted for any estimated future tax consequences recognized directly in equity. The non-vested shares at June 30, 2009, were excluded from the weighted average common periods, as the shares were anti-dilutive. The dilution impact of these shares on our earnings per share calculation may increase in future periods depending on the market price of our common stock during those periods.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three and six months ended June 30, 2008 and 2009

(Unaudited)

Stock options to acquire 150,250 shares of common stock were outstanding but excluded from the diluted net income per common share calculations for the six months ended June 30, 2008 and 514,050 for the three and six months ended June 30, 2009, as their exercise prices exceeded the average market price of our common stock during the respective periods; therefore, their inclusion would be anti-dilutive to the calculations.

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

The Company adopted SFAS No. 165, Subsequent Events effective during the second quarter of 2009. SFAS No. 165 does not change the Company’s accounting policy for subsequent events, but instead incorporates existing accounting and disclosure requirements related to subsequent events into GAAP. SFAS No. 165 defines subsequent events as either recognized subsequent events, those that provide additional evidence about conditions at the balance sheet date, or nonrecognized subsequent events, those that provide evidence about conditions that arose after the balance sheet date. Recognized subsequent events are recorded in the financial statements for the period being presented, while nonrecognized subsequent events are not. Both types of subsequent events require disclosure in the consolidated financial statements if those financial statements would otherwise be misleading. SFAS No. 165 requires the Company to disclose the date through which subsequent events have been evaluated. The adoption of SFAS No. 165 had no impact on the financial statements of the Company. The Company has evaluated subsequent events through August 6, 2009.

In March 2009, the FASB unanimously voted for the FASB Accounting Standards Codification (the “Codification”) to be effective beginning on July 1, 2009. Other than resolving certain minor inconsistencies in current GAAP, the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. Once approved, the Codification will be the single source of authoritative GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective in the third quarter of 2009, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative and we will update our disclosures accordingly.

On April 1, 2009, the Company adopted FSP SFAS 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB No. 28, Interim Financial Reporting, which requires an entity to provide disclosures about fair value of financial instruments in interim financial information. FSP 107-1 requires the Company to include disclosures about the fair value of its financial instruments whenever it issues financial information for interim reporting periods and annual reporting periods, whether recognized or not recognized in the statement of financial position. The adoption of this pronouncement did not have any material impact on the Company’s consolidated financial statements.

        On June 18, 2009 the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 09-1, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance (EITF 09-1). EITF 09-1 requires that, at the date of issuance, a share-lending arrangement entered into on an entity’s own shares in contemplation of a convertible debt offering or other financing is required to be measured at fair value and accounted for as an issuance cost in the financial statements of the entity. It also clarifies the treatment of the loaned shares in the computation of basic and diluted earnings per share, requires additional disclosures in the financial statements with respect to share lending arrangements and requires recognition of a loss in the event that it becomes probable that the counterparty will default. The issue is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding at the beginning of those years. The issue requires retrospective application for all arrangements outstanding as of the beginning of the fiscal years beginning on or after December 15, 2009. We are currently evaluating the impact of the provision on our financial statements as it relates to the shares outstanding under the share lending agreement that we entered into in connection with the issuance of our 5.00% Convertible Senior Notes in February 2008.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three and six months ended June 30, 2008 and 2009

(Unaudited)

NOTE B – ADOPTION OF FSP APB 14-1

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

The following financial statement line items in the consolidated statement of operations for the three and six months ended June 30, 2008 were affected by the adoption:

	Three Months Ended June 30, 2008
	As Reported	Adjustments	As Adjusted
	(in thousands)
NON-OPERATING INCOME (EXPENSES)
Interest expense	$(2,905)	$(751)	$(3,656)
PROVISIONS FOR INCOME TAXES	$5,431	$(257)	$5,174
NET INCOME	$12,553	$(494)	$12,059
EARNINGS PER SHARE – BASIC	$0.86	$(0.04)	$0.82
EARNINGS PER SHARE – DILUTED	$0.77	$(0.03)	$0.74

	Six Months Ended June 30, 2008
	As Reported	Adjustments	As Adjusted
	(in thousands)
NON-OPERATING INCOME (EXPENSES)
Interest expense	$(6,004)	$(1,129)	$(7,133)
PROVISIONS FOR INCOME TAXES	$8,812	$(386)	$8,426
NET INCOME	$19,049	$(743)	$18,306
EARNINGS PER SHARE – BASIC	$1.26	$(0.06)	$1.20
EARNINGS PER SHARE – DILUTED	$1.19	$(0.05)	$1.14

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three and six months ended June 30, 2008 and 2009

(Unaudited)

NOTE C – LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2008	June 30, 2009
	(as adjusted)
	(in thousands)
Revolving bank credit facility, maturity date of July 2011 bearing a weighted average interest rate of 3.25% and 3.40% as of December 31, 2008 and June 30, 2009, respectively, collateralized by all assets of the Company	$80,000	$110,000
Senior Subordinated Secured Notes due July 2012 with a fixed interest rate of 7.58% and secured by a second lien on all assets of the Company	30,000	30,000
5.00% Senior Convertible Notes due February 2013	112,819	114,302
Joint venture financing (non-recourse, no interest rate)	1,523	1,487

	224,342	255,789
Less current maturities	61	58

	$224,281	$255,731

Revolving Bank Credit Facility

The revolving bank credit facility contains various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sales of assets, mergers and consolidations, dividends and distributions, and changes in management and require the maintenance of various financial ratios. The required and actual financials ratios as of June 30, 2009 are shown below:

Financial Covenant	Required Amount or Ratio	Actual Amount or Ratio
Current ratio(1)	Not less than 1 to 1	1.94 to 1
Maintain a minimum net worth(2)	$420.7 million	$428.3 million
Ratio of total debt to EBITDA(3)	Not greater than 4 to 1	3.60 to 1
Ratio of EBITDA to cash interest expense(3)(4)	Not less than 3 to 1	3.71 to 1

(1)

Current ratio is defined in our revolving bank credit facility as the ratio of current assets plus the unused and available portion of the revolving bank credit facility ($65.0 million as of June 30, 2009) to current liabilities. The calculation does not include the effects, if any, of derivatives under SFAS No. 133. As of June 30, 2009, current assets included derivatives assets of $22.5 million and current liabilities included $7.7 million of deferred tax liabilities related to derivatives. In addition, the convertible notes are not considered a current liability unless one or more convertible notes have been surrendered for conversion and then only to the extent of the cash payment due on the conversion of the notes surrendered. As of June 30, 2009, none of the convertible notes had been surrendered for conversion.

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

(3)	EBITDA as defined in our revolving bank credit facility for the trailing twelve months June 30, 2009 is calculated as follows (amounts in thousands):

Net Loss	$(233,867)
Plus:
Interest expense	14,334

Impairment of oil and national gas properties	338,146
Depreciation, depletion and amortization	33,841
Other non-cash expenses	4,063
Less:
Income tax benefit	(82,377)

EBITDA	$74,140

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three and six months ended June 30, 2008 and 2009

(Unaudited)

(4)

Cash interest expense is defined in the revolving bank credit facility as all interest, fees, charges, and related expenses payable in cash for the applicable period payable to a lender in connection with borrowed money or the deferred purchase price of assets that is considered interest expense under GAAP, plus the portion of rent paid or payable for that period under capital lease obligations that should be treated as interest in accordance with SFAS No. 13, Accounting for Leases. Cash interest expense also includes dividends paid on the Company’s preferred stock. For the trailing twelve months ended June 30, 2009, cash interest expense included fees paid related to financing activities and other loan fees of $3.0 million. For the trailing twelve months ended June 30, 2009, non-cash interest expense of $1.9 million was added to interest expense to arrive at the cash interest expense used in the debt covenant calculation. Non-cash interest expense primarily relates to the amortization of debt and debt issuance costs.

Our lenders may accelerate all of the indebtedness under our revolving bank credit facility upon the occurrence of any event of default unless we cure any such default within any applicable grace period. For payments of principal and interest under the revolving bank credit facility, we generally have a three business day grace period, and we have a 30-day cure period for most covenant defaults, but not for defaults of certain specific covenants, including our financial covenants and negative covenants. As of June 30, 2009, we were in compliance with the covenants under our revolving bank credit facility.

Senior Subordinated Secured Notes

The Senior Subordinated Secured Notes (“Secured Notes”) contain various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sales of assets, mergers and consolidations, dividends and distributions, and changes in management and require the maintenance of various financial ratios. The required and actual financial ratios as of June 30, 2009 are below:

Financial Covenant	Required Amount or Ratio	Actual Amount or Ratio
Maintain a ratio of Adjusted PV10 to total debt(1)	Not less than 1.5 to 1	1.77 to 1
Maintain a minimum tangible net worth(2)	$180.3 million	$203.3 million
Ratio of total debt to EBITDA(3)	Not greater than 4 to 1	3.60 to 1
Ratio of EBITDA to interest expense(3)(4)	Not less than 2.5 to 1	3.71 to 1

(1)	Adjusted PV10 as calculated under the Note Agreement was $472.2 million as of June 30, 2009.
(2)

The minimum tangible net worth requirement of $115 million is adjusted quarterly with the amount to be met being increased (but not reduced) by the sum of 50% of the Company’s positive net income in each quarter commencing with the fiscal quarter ending June 30, 2009 plus 100% of the net proceeds from stock or other equity offerings. The non-cash effects, if any, of derivative instruments pursuant to SFAS No. 133 are not included.

(3)	EBITDA is calculated in the same manner required under our revolving bank credit facility.
(4)	Interest expense is calculated in the same manner required under our revolving bank credit facility.

As of June 30, 2009, the Company was in compliance with the financial covenants under the Note Agreement.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three and six months ended June 30, 2008 and 2009

(Unaudited)

5.00% Senior Convertible Notes

The principal, unamortized discount and carrying amount of the Convertible Notes are as follows:

	December 31, 2008	June 30, 2009
	(as adjusted)
	(in thousands)
Principal amount	$125,000	$125,000
Unamortized amount	(12,181)	(10,698)

Net carrying value	$112,819	$114,302

As of June 30, 2009, the unamortized discount is expected to be amortized into earnings over 3.6 years. The carrying value of the equity component of the Convertible Notes was $6.5 million as of June 30, 2009. Upon conversion, we will satisfy our conversion obligation by paying and delivering cash for the lesser of the principal amount or the conversion value, and, if the conversion value is in excess of the principal amount, by paying or delivering, at our option, cash and/or shares of our common stock for such excess. The conversion value is a daily value calculated on a proportionate basis for each day of a 60 trading-day observation period. The conversion rate is initially 30.7692 shares of the Company’s common stock per $1,000 principal amount of notes (equivalent to a conversion price of approximately $32.50 per share of common stock).

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three and six months ended June 30, 2008 and 2009

(Unaudited)

The adoption of FSP APB 14-1 results in an increase in the effective interest rate on our Convertible Notes of approximately 2.8%, from 5.9% to 8.7%. For the three and six months ended June 30, 2008, interest costs on the Convertible Notes included $1.6 million and $2.3 million, respectively relating to the contractual interest coupon and $0.7 million and $1.1 million, respectively related to the amortization of the discount. For the three and six months ended June 30, 2009, interest costs on the Convertible Notes included $1.6 million and $3.1 million, relating to the contractual interest coupon and $1.0 million and $1.8 million, respectively related to the amortization of the discount.

NOTE D – DERIVATIVE ACTIVITIES

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

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three and six months ended June 30, 2008 and 2009

(Unaudited)

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

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three and six months ended June 30, 2008 and 2009

(Unaudited)

We utilize counterparties for our derivative instruments that are members of our lending bank group and that we believe are credit-worthy entities at the time the transactions are entered into. We closely monitor the credit ratings of these counterparties. Additionally, we perform both quantitative and qualitative assessments of these counterparties based on their credit ratings and credit default swap rates where applicable. However, the recent events in the financial markets demonstrate there can be no assurance that a counterparty financial institution will be able to meet its obligations to us.

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

SFAS No. 133 requires all derivative instruments to be recognized at fair value in the balance sheet. Fair value is generally determined based on the difference between the fixed contract price and the underlying estimated market price at the determination date. The following is a summary of the asset and liability fair values of our derivative contracts:

		Asset Fair Value
	Balance Sheet Location	December 31, 2008	June 30, 2009
		(in thousands)
Derivatives designated as Hedging Instruments under SFAS No. 133
Natural gas	Current derivative asset	$15,655	$18,763
Natural gas	Other assets	5,908	5,500
Crude oil	Current derivative asset	2,742	1,351

		$24,305	$25,614

Derivatives not designated as Hedging Instruments under SFAS No. 133
Natural gas	Current derivative asset	$3,043	$5,236
Natural gas basis	Current derivative asset	—	—
Natural gas	Other assets	—	2,145

		$3,043	$7,381

Total derivative asset fair value		$27,348	$32,995

		Liability Fair Value
	Balance Sheet Location	December 31, 2008	June 30, 2009
		(in thousands)
Derivatives designated as Hedging Instruments under SFAS No. 133
Natural gas	Current derivative asset	$114	$—
Natural gas	Other assets	—	45
Crude oil	Current derivative asset	—	—

		$114	$45

Derivatives not designated as Hedging Instruments under SFAS No. 133
Natural gas	Current derivative asset	$—	$2,748
Natural gas basis	Current derivative asset	—	57
Natural gas	Other assets	$2,158	$5,521

		$2,158	$8,326

Total derivative liability fair value		$2,272	$8,371

Total derivative fair value		$25,076	$24,624

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three and six months ended June 30, 2008 and 2009

(Unaudited)

Following is a summary of the outstanding volumes and prices on our derivative contracts in place as of June 30, 2009:

Effective Date	Maturity Date	Notional Amount Per Month	Remaining Notional Amount as of June 30, 2009	Additional Put Options		Floor	Ceiling		Designation under SFAS No. 133
Natural Gas (MMBtu):(4)
6/1/2008	12/31/2009	100,000	600,000	$3.50	(2)	$9.50	$12.20		Cash flow hedge
1/1/2008	12/31/2009	100,000	600,000	$3.50	(2)	$7.50	$8.15		Cash flow hedge
4/1/2009	12/31/2009	200,000	1,200,000	$3.50	(2)	$7.50	$9.17		Cash flow hedge
1/1/2009	12/31/2009	145,167	871,000	$3.50	(2)	$7.50	$8.60		Cash flow hedge
1/1/2009	12/31/2009	250,000	1,500,000	$3.50		$6.50	$—	(2)(3)	N/A
1/1/2010	12/31/2010	300,000	3,600,000			$7.50	$—		Cash flow hedge
1/1/2010	12/31/2010	172,000	2,062,000	$5.00	(1)	$7.50	$—		Cash flow hedge
1/1/2010	12/31/2010	471,833	5,661,996	$4.00		$5.50	$7.00	(2)	N/A
1/1/2010	12/31/2010	25,000	300,000			$—	$8.50	(2)	N/A
1/1/2011	12/31/2011	110,000	1,320,000			$—	$7.50	(2)	N/A
1/1/2011	12/31/2011	78,781	945,372			$—	$7.15	(2)	N/A
1/1/2011(5)	3/31/2011	200,000	600,000	$5.50		$7.00	$8.90		Cash flow hedge
4/1/2011(5)	10/31/2011	200,000	1,400,000	$5.00		$6.50	$8.30		Cash flow hedge
11/1/2011(5)	3/31/2012	200,000	1,000,000	$5.50		$7.00	$10.10		Cash flow hedge
Oil (Bbls):(4)
1/1/2009	12/31/2009	5,000	30,000			$100.00	$134.00		Cash flow hedge

(1)	The sold put has an average notional amount per month of 115,000 MMbtus and is settled based on NYMEX.
(2)	Derivative transaction is settled based on NYMEX and does not qualify for hedge accounting under SFAS No. 133.
(3)	Basis swap of $0.28 between Houston Ship Channel and NYMEX for 250,000 MMBtu/month from April 2009 through October 2009.
(4)	Unless otherwise indicated, natural gas contracts are settled against Inside FERC – Houston Ship Channel Index Price and all oil contracts are settled against NYMEX Light Sweet Crude.
(5)	Derivative transactions are settled based on NYMEX and include a basis swap between the Houston Ship Channel and NYMEX.

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

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three and six months ended June 30, 2008 and 2009

(Unaudited)

A summary of the effect of the derivatives qualifying for hedges is as follows:

	For the Three Months Ended June 30, 2009
	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)

Location of Gain Reclassified from
Accumulated OCI into Income

(Effective Portion)

and Location of Gain Recognized

in Income on Derivative

(Ineffective Portion and Amount Excluded
from Effectiveness Testing)

			Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(in thousands)		(in thousands)
Natural gas	$(1,082)	Oil and Gas Sales	$7,676	$188
Crude oil	67	Oil and Gas Sales	714	—

	$(1,015)		$8,390	$188

	For the Six Months Ended June 30, 2009
	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)

Location of Gain Reclassified from
Accumulated OCI into Income

(Effective Portion)

and Location of Gain Recognized

in Income on Derivative

(Ineffective Portion and Amount Excluded
from Effectiveness Testing)

			Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(in thousands)		(in thousands)
Natural gas	$16,421	Oil and Gas Sales	$14,640	$992
Crude oil	57	Oil and Gas Sales	1,448	—

	$16,478		$16,088	$992

Assuming that the market prices of oil and gas futures as of June 30, 2009 remain unchanged, the Company would expect to transfer a gain of approximately $18.9 million from accumulated other comprehensive income to earnings during the next 12 months. The actual reclassification into earnings will be based on market prices at the contract settlement date.

For derivative instruments that do not qualify as hedges pursuant to SFAS No. 133, changes in the fair value of these derivatives that occur prior to their maturity (i.e., temporary fluctuations in value) are recognized in current earnings. A summary of the effect of the derivatives not qualifying for hedges is as follows:

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		(in thousands)		(in thousands)
Realized
Natural gas	Oil and gas sales	$2,023	Oil and gas sales	$2,739
Unrealized
Natural gas	Unrealized losses on derivatives	(1,114)	Unrealized losses on derivatives	(1,314)
Natural gas basis	Unrealized losses on derivatives	86	Unrealized losses on derivatives	(57)

		$995		$1,368

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three and six months ended June 30, 2008 and 2009

(Unaudited)

NOTE E – FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company generally applies the market and income approaches for recurring fair value measurements and utilizes the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company has reviewed its recurring transactions and found that its markets and instruments are fairly liquid. The Company is able to classify fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1 –	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities, and U.S. government treasury securities.

Level 2 –	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over-the-counter forwards and options.

Level 3 –	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to SFAS 157 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs. As of June 30, 2009, the Company had no Level 3 measurements.

The carrying values of Cash and cash equivalents, Accounts receivable-interest owners, Accounts receivable-oil and natural gas revenues, Accounts payable, Accrued expenses, Revenue distributions payable, and Other Liabilities included in the accompanying consolidated balance sheets approximated fair value at June 30, 2009. These assets and liabilities are not presented in the following tables.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three and six months ended June 30, 2008 and 2009

(Unaudited)

	As of June 30, 2009
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets:
Natural gas derivatives	$23,273	$23,273	$—	$23,273	$—
Crude oil derivatives	$1,351	$1,351	$—	$1,351	$—
Financial liabilities:
Long-term debt	$255,789	$241,409	$205,237	$36,172	$—

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above. As per the requirements under SFAS 157, all fair values reflected in the table above and on the balance sheet have been adjusted for non-performance risk. The adjustment to fair value related to non-performance risk as of December 31, 2009, was an addition to the net asset value of approximately $247,000.

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

Level 3 Fair Value Measurements

As of June 30, 2009, the Company did not have assets or liabilities measured under a Level 3 fair value hierarchy.

NOTE F – STOCK COMPENSATION PLANS

We recognized $0.5 million and $1.2 million of stock compensation expense for the three months ending June 30, 2008 and 2009, respectively. We recognized $1.1 million and $2.3 million of stock compensation expense for the six months ending June 30, 2008 and 2009, respectively. These non-cash expenses are reflected as a component of the Company’s general and administrative expense. To the extent amortization of compensation costs relates to employees directly involved in exploration and development activities, such amounts are capitalized to oil and natural gas properties. Stock based compensation capitalized as part of oil & natural gas properties was $0.2 million for the three months ended June 30, 2009 and $0.4 million for the six months ended June 30, 2009.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three and six months ended June 30, 2008 and 2009

(Unaudited)

2008 Long-Term Incentive Plan

In May 2008, the Board of Directors and shareholders adopted the 2008 Long-Term Incentive Plan (or “LTI Plan”) to retain and attract employees, consultants and directors, and to stimulate the active interest in the development and financial success of the Company. The LTI Plan provides for the grant of stock options, restricted stock awards, bonus stock awards, stock appreciation rights, performance units and performance bonuses, subject to certain conditions. Subject to certain adjustments, the aggregate number of shares of common stock available for awards may not exceed 750,000 shares, nor shall any individual employee award exceed 200,000 shares or $1,000,000 in any calendar year. The maximum period for exercise of an option or stock appreciation right may not be more than ten years from the date of grant and the exercise price may not be less than the fair market value of the shares underlying the option or stock appreciation right on the date of grant. Awards granted under the LTI Plan become vested at dates or upon the satisfaction of certain performance or other criteria as determined by the Board of Directors. No awards may be granted under the LTI Plan after May 2018.

Restricted Stock

In July 2008, the Company began issuing restricted stock awards to its officers, non-employee directors, consultants and certain employees under the LTI Plan. The holders of these shares have all the rights and privileges of owning the shares (including voting rights) except that the holders are not entitled to delivery of a portion thereof until certain passage of time requirements are met. With respect to the restricted stock granted to officers, consultants, and employees of the Company, the shares vest over a 3 or 4 year period. With respect to restricted shares issued to the Company’s non-employee directors, the shares vest over a two year period. The fair value of the awards issued is determined based on the fair market value of the shares on the date of grant. The value is amortized over the vesting period.

A summary of the status of our unvested shares of restricted stock and the changes during the six months ended June 30, 2009 is presented below:

	Number of unvested restricted shares	Weighted average grant- date fair value
Unvested shares at December 31, 2008	62,728	$73.44
Granted	542,847	$18.55
Vested	(19,772)	$76.66
Forfeited	—	$—

Unvested shares as of June 30, 2009	585,803	$22.46

As of June 30, 2009, there was $12.9 million of unrecognized compensation expense related to non-vested restricted stock grants. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.5 years.

The vesting of certain restricted stock grants results in state and federal income tax benefits related to the difference between the market price of the common stock at the date of vesting and the date of grant. During the year ended December 31, 2008, we did not recognize excess tax benefits related to the vesting of restricted stock due to the market price of the common stock at the date of grant exceeding the market price at the vesting date.

NOTE G – CAPITAL STOCK

In May 2009, the Company completed an offering of 5,750,000 shares of common stock for $12.00 per share. Net proceeds to the Company were $65.3 million. The Company repaid outstanding indebtedness under its revolving bank credit facility.

NOTE H – SUBSEQUENT EVENT

On August 3, 2009, the Company signed a non-binding Letter of Intent to sell an interest in its Endeavor Pipeline assets for $40 million. The transaction is subject to the satisfactory completion of due diligence and the negotiation and execution of definitive agreements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

We are a “pure play” independent oil and natural gas exploration and production company focused on the development of the Haynesville/Bossier Shale and unconventional Cotton Valley gas sands in the Sabine Uplift, of Carthage, North Field of Harrison and Panola counties of East Texas (our “core area”). We state that we are a “pure play” company because materially all of our business is devoted to drilling for and producing crude oil and natural gas in our core area. We have 763 gross / 521 net Haynesville/Bossier 80 acre un-drilled locations; 8 gross / 8 net Haynesville/Bossier producers, and 324 gross / 186.9 net Cotton Valley (“CV”) producers; 2,657 gross / 1,974 net CVS 20 acre un-drilled locations; and 45 gross / 37.5 net Travis Peak/Hosston Sands & Pettit producers. These multiple resource layers provide high probability and the potential for repeatable, organic growth. One to two operated drilling rigs will be developing this contiguous, multi-layer gas resource play on the Sabine Uplift; Carthage, North Field, in Panola & Harrison County of East Texas, and Caddo Parish of North Louisiana. We have invested over $100 million in infrastructure and have interests in 398 gross / 248 net producing wells and operate over 81% of our reserves.

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

The table below summarizes information concerning our activities in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008.

Summary Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Production:
Oil (MBbls)	50	33	98	63
Natural gas (MMcf)	2,949	3,113	5,529	6,155
Gas equivalent production (MMcfe)	3,254	3,309	6,119	6,533
Average daily (MMcfe)	35.7	36.4	33.6	36.1

Average Sales Price:

Oil (per Bbl)
Wellhead price	$121.21	$54.04	$108.79	$45.50
Effect of hedges	(13.11)	21.84	(10.32)	22.99

Total	$108.10	$75.88	$98.47	$68.49

Natural gas (per Mcf)
Wellhead price	$12.22	$3.36	$10.71	$3.73
Effect of hedges	(1.19)	3.18	(0.67)	2.99

Total	$11.03	$6.54	$10.04	$6.72
Average sales price (per Mcfe)	$11.70	$6.90	$10.66	$6.99
Operating and Overhead Costs (per Mcfe):
Lease operating expenses	$0.97	$0.82	$1.07	$0.90
Production and severance taxes	0.46	0.09	0.50	(0.21)
General and administrative	1.47	1.61	1.20	1.50

Total	$2.90	$2.52	$2.77	$2.19

Cash Operating Margin (per Mcfe)	$8.80	$4.38	$7.89	$4.80

Other (per Mcfe):
Depreciation, depletion and amortization—oil and natural gas properties	$2.02	$1.47	$2.02	$1.95

Results of Operations for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Oil and Natural Gas Sales. Oil and natural gas sales in the three months ended June 30, 2009 decreased 40% to $22.8 million compared to the three months ended June 30, 2008. This decrease was due to a 41.0% decrease in the average realized price of oil and natural gas, net of hedging activities, partially offset by a 1.7% increase in production. The average price per barrel of oil and Mcf of natural gas received (net of hedging) in the three months ended June 30, 2009 was $75.88 and $6.54, respectively, compared to $108.10 and $11.03, respectively, in the three months ended June 30, 2008. Production of oil for the three months ended June 30, 2009 decreased to 33 MBbls compared to 50 MBbls for the three months ended June 30, 2008, a decrease of 34%. Natural gas production for the three months ended June 30, 2009 increased to 3,113 MMcf compared to 2,949 MMcf for the three months ended June 30, 2008, an increase of 5.6%. The increase in natural gas production resulted from production related to seven producing Haynesville/Bossier (“H/B”) horizontal wells that were on-line during 2009. Production from H/B horizontal wells accounted for 31% of total production in second quarter of 2009.

In the three months ended June 30, 2009, as a result of hedging activities, we recognized an increase in oil and natural gas sales of $0.7 million and $9.9 million, respectively, compared to a decrease in oil and natural gas sales of $0.7 million and $3.5 million, respectively, in the second quarter of 2008. In the second quarter of 2009, hedging increased the average natural gas and oil sales price by $3.18 per Mcf and $21.84 per Bbl compared to a decrease in natural gas sales price of $1.19 per Mcf and $13.11 per Bbl in the second quarter of 2008.

Lease Operations. Lease operations expense decreased $0.4 million, or 13.8%, in the three months ended June 30, 2009 to $2.7 million, compared to the three months ended June 30, 2008. Lease operations expense on an equivalent unit of production basis decreased $0.15 per Mcfe in the three months ended June 30, 2009 to $0.82 per Mcfe, compared to the three months ended June 30, 2008. The decrease in lease operating expenses on an equivalent unit basis resulted from an increase in H/B horizontal well production and cost control measures implemented during 2009. With little to no incremental increase in lease operating costs from a Cotton Valley vertical well, the significantly larger amount of production from a H/B horizontal well will result in lower per unit lease operating costs.

Production and Severance Taxes. Production and severance taxes decreased 79.6% from $1.5 million in the three months ended June 30, 2008 to $0.3 million in the three months ended June 30, 2009. Production and severance tax expense decreased in comparison to the second quarter of 2008 due to a decrease in oil and natural gas prices between the two periods and the fact that more producing wells in the second quarter of 2009 have received production and severance tax exemptions. Upon approval by the State of Texas, certain wells, including our H/B horizontal wells, are exempt from severance taxes for a period of ten years and we expect this to continue to reduce our expense going forward.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased $0.9 million, or 11.3%, to $6.8 million in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The oil and gas properties depreciation, depletion and amortization rate per equivalent unit of production was $1.47 per Mcfe in the three months ended June 30, 2009 compared to $2.02 per Mcfe in the three months ended June 30, 2008. This decrease is due primarily to a lower cost basis in oil and gas properties subject to amortization due to previously recorded impairment charges as a result of lower oil and natural gas prices at year end 2008 and March 31, 2009.

Impairment and other writedowns. The Company did not recognize a full cost impairment charge during the three months ended June 30, 2009 due to an increase in oil and natural gas prices from March 31, 2009. However, as a result of lower oil and natural gas material costs, the Company recognized a writedown of $2.8 million on pipeline related inventories. The Company may be required to recognize additional impairment charges or writedowns in future reporting periods if market prices for oil or natural gas and material costs continue to decline.

General and Administrative Expense. General and administrative expense for the three months ended June 30, 2009 was $5.3 million compared to $4.8 million for the three months ended June 30, 2008, an increase of $0.5 million, or 11.2%. A $1.2 million allowance for bad debt was recognized in the second quarter of 2008 related to the bankruptcy of one of our crude oil purchasers. The allowance was subsequently adjusted downward in the third quarter 2008. However, due to an unfavorable bankruptcy court ruling, we recognized $0.5 million in additional bad debt expense in the second quarter of 2009. The reduction in bad debt expense was offset by an increase in non-cash compensation expense of $0.8 million related to the issuance of restricted stock grants in the last twelve months. General and administrative expense per equivalent unit of production was $1.61 per Mcfe for the three months ended June 30, 2009 compared to $1.47 per Mcfe for the comparable period in 2008. Excluding the provisions for bad debt expense and non-cash compensation, general and administrative expense for the three months ended June 30, 2008 and 2009 would have been $0.98 per Mcfe and $1.09 per Mcfe, respectively. General and administrative expense has not historically varied in direct proportion to oil and natural gas production because certain types of general and administrative expenses are non-recurring or fixed in nature. In the second half of 2008, the Company added key employees to execute an accelerated horizontal drilling program. As a result, personnel costs have increased in comparison to 2008. The Company expects general and administrative expenses on a per Mcfe basis to decrease as production increases.

Interest. Interest expense for the three months ended June 30, 2009 was $3.9 million compared to approximately $3.7 million for the three months ended June 30, 2008. This increase is primarily due to a greater amount of outstanding debt during the three months ended June 30, 2009. Interest expense for the three months ended June 30, 2008 and 2009 includes non-cash interest expense of $751,000 and $822,000, respectively related to the amortization of the convertible notes and the adoption of FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May Be Settled in Cash Upon Conversion.

Income Taxes. Income tax for the three months ended June 30, 2009 was an expense of $8.1 million as compared to an expense of $5.2 million in the three months ended June 30, 3008. The tax expense for the three months ended June 30, 2009 was due to $7.9 million of deferred tax expense relating to a valuation allowance for federal net operating loss carryforwards that increased our tax expense.

Results of Operations for the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Oil and Natural Gas Sales. Oil and natural gas sales in the six months ended June 30, 2009 decreased 30.0% to $45.7 million compared to the six months ended June 30, 2008. This decrease was due to a 34.4% decrease in the average realized price of oil and natural gas, net of hedging activities, partially offset by a 6.8% increase in production. The average price per barrel of oil and Mcf of natural gas received (net of hedging) in the six months ended June 30, 2009 was $68.49 and $6.72, respectively, compared to $98.47 and $10.04, respectively, in the six months ended June 30, 2008. Production of oil for the first six months of 2009 decreased to 63 MBbls compared to 98 MBbls for the first six months of 2008, a decrease of 35.7%. Natural gas production for the first six months of 2009 increased to 6,155 MMcf compared to 5,529 MMcf for the first six months of 2008, an increase of 11.3%. The increase in natural gas production resulted from production related to seven producing H/B horizontal wells that were on-line during the first six months of 2009. Production from H/B horizontal wells accounted for 24% of total production in the first half of 2009.

In the six months ended June 30, 2009, as a result of hedging activities, we recognized an increase in oil and natural gas sales of $1.4 million and $18.4 million, respectively, compared to a decrease in oil and natural gas sales of $1.0 million and $3.7 million, respectively, in the first six months of 2008. In the first six months of 2009, hedging increased the average natural gas and oil sales price by $2.99 per Mcf and $22.99 per Bbl compared to a decrease in natural gas sales price of $0.67 per Mcf and $10.32 per Bbl in the first six months of 2008.

Lease Operations. Lease operations expense decreased $0.7 million, or 10.2%, in the six months ended June 30, 2009 to $5.9 million, compared to $6.5 million in the six months ended June 30, 2008. Lease operations expense on an equivalent unit of production basis decreased $0.17 per Mcfe in the six months ended June 30, 2009 to $0.90 per Mcfe, compared to the six months ended June 30, 2008. The decrease in lease operating expenses on an equivalent unit basis resulted from an increase in H/B horizontal well production and cost control measures implemented during the first six months of 2009. With little to no incremental increase in lease operating costs from a Cotton Valley vertical well, the significantly larger amount of production from a H/B horizontal well will result in lower per unit lease operating costs.

Production and Severance Taxes. As a result of the recognition of severance tax refunds of approximately $2.0 million in the six months ended June 30, 2009, production and severance taxes decreased 144.2% from an expense of $3.1 million in the six months ended June 30, 2008 to income of $1.4 million in the six months ended June 30, 2009. Upon approval by the State of Texas, certain wells, including our H/B horizontal wells, are exempt from severance taxes for a period of ten years and we expect this to reduce our expense going forward. Excluding the production and severance tax refunds received in the first six months of 2009, production and severance tax expense decreased in comparison to the first six months of 2008 due to a decrease in oil and natural gas prices between the two periods and the fact that more producing wells in the first six months of 2009 have received the production and severance tax exemptions.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $2.1 million, or 14.5%, to $16.6 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase in expense is due to the increase in depreciation related to property and equipment. The oil and gas properties depreciation, depletion and amortization rate per equivalent unit of production was $1.95 per Mcfe in the six months ended June 30, 2009 compared to $2.02 per Mcfe in the six months ended June 30, 2008. This decrease in the rate per Mcfe is due to a lower cost basis in oil and gas properties subject to amortization due to previously recorded impairment charges as a result of lower oil and gas prices at year end 2008 and at March 31, 2009.

Impairment and other writedowns. As a result of lower oil and natural gas prices from year-end 2008, we recognized an impairment charge on oil and gas properties of $180.3 million. In addition, as a result of the decline in oil and natural gas related material costs, we recognized a writedown of $6.2 million on pipeline related inventories. The Company may be required to recognize additional impairment charges or writedowns in future reporting periods if market prices for oil or natural gas and material costs continue to decline.

General and Administrative Expense. General and administrative expense for the six months ended June 30, 2009 was $9.8 million compared to $7.4 million for the six months ended June 30, 2008, an increase of $2.4 million, or 32.6%. A $1.2 million allowance for bad debt was recognized in the second quarter of 2008 related to the bankruptcy of one of our crude oil purchasers. The allowance was subsequently adjusted downward in the third quarter of 2008. However, due to an unfavorable bankruptcy court ruling, we recognized $0.5 million additional bad debt expense in the second quarter of 2009. The reduction in bad debt expense was offset by an increase in non-cash compensation expense and an increase in administrative and supervisory personnel. General and administrative expense per equivalent unit of production was $1.50 per Mcfe for the six months ended June 30, 2009 compared to $1.20 per Mcfe for the comparable period in 2008. Excluding the provisions for bad debt expense and non-cash compensation, general administrative expense for the six months ended June 30, 2008 and 2009 would have been $0.83 per Mcfe and $1.07 per Mcfe, respectively. General and administrative expense has not historically varied in direct proportion to oil and natural gas production because certain types of general and administrative expenses are non-recurring or fixed in nature. In the second half of 2008, the Company added key employees to execute a H/B horizontal drilling program. As a result, personnel costs have increased in comparison to the first six months of 2008. The Company expects general and administrative expenses on a per Mcfe basis to decrease as production increases.

Interest. Interest expense for the six months ended June 30, 2009 was $7.9 million compared to $7.1 million for the six months ended June 30, 2008. This increase is primarily due to a greater amount of outstanding debt during the six months ended June 30, 2009. Interest expense for the six months ended June 30, 2008 and 2009 includes non-cash interest expense of $1.1 million and $1.8 million, respectively related to the amortization of the convertible notes and the adoption of FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May Be Settled in Cash Upon Conversion.

Income Taxes. Income tax for the six months ended June 30, 2009 was a benefit of $48.3 million as compared to an expense of $8.4 million in the six months ended June 30, 3008. The effective tax rates for the six months ended June 30, 2008 and 2009 were 31.5% and 26.7%, respectively. The decrease in the effective tax rate in the six months ended June 30, 2009 was due to $12.7 million of deferred tax expense relating to a valuation allowance for federal net operating loss carryforwards that reduced our tax benefit. Excluding the deferred tax expense for the valuation allowance, our effective income tax rate would have been approximately 34%.

Net Income and Net Income Per Share

Net Income and Net Income Per Share —Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008. For the three months ended June 30, 2009 we reported a net loss of $8.2 million and for the three months ended June 30, 2008, we reported net income of $12.1 million. Net loss per basic and fully diluted share was $0.52 and $0.51, respectively, for the second quarter of 2009 compared to net income of $0.82 and $0.74 per basic and fully diluted share for the second quarter of 2008. Weighted average fully-diluted shares outstanding increased by 23% from 14,724,564 shares in the second quarter of 2008 to 18,132,849 shares in the second quarter of 2009.

Net Income and Net Income Per Share —Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008. For the six months ended June 30, 2009 we reported a net loss of $132.6 million and for the six months ended June 30, 2008, we reported net income of $18.3 million. Net loss per basic and fully diluted share was $8.06 and $8.03, respectively, for the first half of 2009 compared to net income of $1.20 and $1.14, respectively per basic and fully diluted share for the first half of 2008. Weighted average fully-diluted shares outstanding increased by 20% from 14,037,223 shares in the first half of 2008 to 16,791,133 shares in the first half of 2009.

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

We continually review our drilling and capital expenditure plans and may change the amount we spend based on industry conditions and the availability of capital. During 2009, we reduced our initial capital expenditure budget for 2009 from $220 million to approximately $157 million depending on the continuing decline in drilling and completion costs. In the six months ended June 30, 2009, our capital expenditures were $112.4 million of which $64.2 million was for drilling and completing H/B horizontal wells; $6.1 million was for rig delay fees; $9.0 million on Cotton Valley and Travis Peak drilling and other drilling related expenditures including tubular inventory and $33.1 million was related to leasehold and infrastructure costs. For the six months ended June 30, 2009, we had six H/B horizontal well completions and we expect to have three completing in each of the third and fourth quarters of 2009. In the last six months of 2009, we expect to have capital expenditures of approximately $45.0 million. Of the remaining 2009 capital expenditures, $34.0 million is related to drilling and completing H/B horizontal wells, $6.0 million is related to rig termination and lay down fees and $5.0 million is related to leasehold and infrastructure costs. Our current capital expenditure budget for the rest of 2009 assumes one operated rig drilling H/B horizontal wells. We do not expect to have significant infrastructure or inventory expenditures in the last six months of 2009. We may continue to adjust this estimate to stay in line with market conditions during the year.

In the event natural gas prices remain at their current depressed levels or our capital expenditures exceed our current expected levels, we may not be able to increase our borrowing base under our revolving bank credit facility to fund a potential shortfall, and we do not expect to be able to grow significantly the available borrowing base in 2009. As a result, we may be required to further reduce or defer part of our 2009 capital expenditure program or seek additional capital through the issuance of additional long-term debt or equity.

Earlier in 2009, we were successful in raising $65 million through the issuance of common stock. However, the recent worldwide financial and credit crisis has adversely affected the ability of many companies to access the debt and equity markets. To the extent we determine to raise additional funds through the issuance of additional long-term debt or equity, any such decreased ability to obtain financing could adversely affect our capability to continue with our expected business plan.

As of June 30, 2009, we had $110 million outstanding on our credit facility that has a borrowing base of $175 million. On June 5, 2009, we completed our semi-annual redetermination of our revolving credit facility borrowing base. As a result, the borrowing base has been amended to $175 million, as compared to the prior level of $190 million. As of June 30, 2009, we were in compliance with all financial covenants under our credit facility.

In order to increase liquidity, we are exploring ways to monetize several non-core assets, such as a partial monetization of our mid-stream assets. Subsequent to June 30, 2009, the company entered into a non-binding letter of intent with a third part for the sale of an interest in our gathering assets for $40 million. The transaction is expected to close in the third quarter 2009 subject to the completion of due diligence and the negotiation and execution of a definitive agreement. Upon successful completion of the transaction, we will activate an additional drilling rig on or around October 1, 2009 and we expect to drill and complete two additional H/B horizontal wells in 2009 resulting in an approximately $13.0 million of additional capital expenditures.

Cash Flow—Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

In the six months ended June 30, 2009 and 2008, we spent $112.4 million and $120.9 million, respectively, in oil and natural gas acquisitions and development activities and related property and equipment. These investments were funded during the six months ended June 30, 2009 by cash flow from operations, borrowing under our revolving bank credit facility and proceeds from the issuance of common stock. Cash flow provided by operating activities in the six months ended June 30, 2009 was $20.6 million compared to cash flow provided by operating activities in the six months ended June 30, 2008 of $39.6 million. The decrease in net cash provided by operating activities is due to a decrease in income from operations due to lower natural gas prices.

Revolving Bank Credit Facility and Other Debt

Revolving Bank Credit Facility. We have a secured revolving bank credit facility, which matures on July 15, 2011 and provides for a line of credit of up to $250 million (the “commitment”), subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves (“borrowing base”). The amount of credit available at any one time under the credit facility is the lesser of the borrowing base or the amount of the commitment. On June 5, 2009, we completed our semi-annual redetermination of our revolving credit facility borrowing base. As a result, the borrowing base has been amended to $175 million, as compared to the prior level of $190 million. Also in connection with this amendment, the interest rate applicable to borrowings under our revolving bank credit facility was increased and we agreed to an additional financial covenant relating to our ratio of total debt to EBITDA. At June 30, 2009, the debt amount outstanding was $110 million. The terms of the credit facility are more fully described in our 2008 10-K and our 8-K filed on June 8, 2009. The credit facility contains various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sale of assets, mergers and consolidations, dividends and distributions, changes in management and require the maintenance of various financial ratios. We were in compliance with all financial and nonfinancial covenants at June 30, 2009. Our lending bank group consists of Capital One, N.A., Bank of America, BNP Paribas, Union Bank, N.A., Compass Bank, and Fortis Capital Corp.

Secured and Unsecured Notes. In July 2007, we issued $30 million of 7.58% Series A Notes due July 31, 2012 (“Secured Notes”) which are secured by a second lien on all of our assets. We also issued $125 million of 5.00% Senior Convertible Notes due 2013 (the “Convertible Notes”) in February 2008. These Convertible Notes are unsecured. The terms of the Secured Notes and the Convertible Notes are more fully described in our 2008 10-K. We were in compliance with the terms of the Secured Notes and the Convertible Notes at June 30, 2009.

Working Capital

At June 30, 2009, we had a working capital deficit of $12.0 million. Including availability under our credit facility, our working capital as of June 30, 2009 would have been $53.0 million.

Price Risk Management

See Part I, Item 3 – Quantitative and Qualitative Disclosure about Market Risk.

Critical Accounting Policies

Our critical accounting policies are summarized in our 2008 10-K. There have been no changes in those policies.

Contractual Obligations

During the quarter ended June 30, 2009 there were no significant changes in our contractual obligations from those disclosed in our 2008 10-K, other than in the ordinary course of business except for two agreements entered into during the second quarter of 2009. We entered into a firm transportation and a firm sales contract for various terms through 2020. Under these contracts, we are obligated to transport or sell minimum daily gas volumes, as calculated on a monthly basis, or pay for any deficiencies, at a set rate. The firm transportation contract for 50 Mmbtu per day commences with the completion of a pipeline which is expected to be the first quarter of 2010. The sales contract was effective June 2009 for 15 Mmbtu and increases over through 2014 up to 100 Mmbtu per day. Obligations for these contracts are approximately $6 million per year beginning in 2010 through 2020.

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

Following is a summary of the outstanding crude oil and natural gas derivative contracts we have in place as of June 30, 2009:

Effective Date	Maturity Date	Notional Amount Per Month	Remaining Notional Amount as of June 30, 2009	Additional Put Options		Floor	Ceiling
Natural Gas (MMBtu):(4)
6/1/2008	12/31/2009	100,000	600,000	$3.50	(2)	$9.50	$12.20
1/1/2008	12/31/2009	100,000	600,000	$3.50	(2)	$7.50	$8.15
4/1/2009	12/31/2009	200,000	1,200,000	$3.50	(2)	$7.50	$9.17
1/1/2009	12/31/2009	145,167	871,000	$3.50	(2)	$7.50	$8.60
1/1/2009	12/31/2009	250,000	1,500,000	$3.50		$6.50	$—	(2)(3)
1/1/2010	12/31/2010	300,000	3,600,000			$7.50	$—
1/1/2010	12/31/2010	172,000	2,062,000	$5.00	(1)	$7.50	$—
1/1/2010	12/31/2010	471,833	5,661,996	$4.00		$5.50	$7.00	(2)
1/1/2010	12/31/2010	25,000	300,000			$—	$8.50	(2)
1/1/2011	12/31/2011	110,000	1,320,000			$—	$7.50	(2)
1/1/2011	12/31/2011	78,781	945,372			$—	$7.15	(2)
1/1/2011(5)	3/31/2011	200,000	600,000	$5.50		$7.00	$8.90
4/1/2011(5)	10/31/2011	200,000	1,400,000	$5.00		$6.50	$8.30
11/1/2011(5)	3/31/2012	200,000	1.000,000	$5.50		$7.00	$10.10
Oil (Bbls):(4)
1/1/2009	12/31/2009	5,000	30,000			$100.00	$134.00

(1)	The sold put has an average notional amount per month of 115,000 MMbtus and is settled based on NYMEX.
(2)	Derivative transaction is settled based on NYMEX.
(3)	Basis swap of $0.28 between Houston Ship Channel and NYMEX for 250,000 MMBtu/month from April 2009 through October 2009.
(4)	Unless otherwise indicated, natural gas contracts are settled against Inside FERC – Houston Ship Channel Index Price and all oil contracts are settled against NYMEX Light Sweet Crude.
(5)	Derivative transactions are settled based on NYMEX and include a basis swap between the Houston Ship Channel and NYMEX.

The fair value of our natural gas and oil derivative contracts in effect at June 30, 2009 was $24.6 million, of which $22.5 million is classified as a current asset and $2.1 is classified as a long-term asset and included in other assets at June 30, 2009.

Based on the monthly notional amount for natural gas in effect at June 30, 2009, a hypothetical $1.00 increase in natural gas prices would have decreased the fair value from our natural gas swaps and options by $16.6 million and a $1.00 decrease in natural gas prices would increase the fair value from our natural gas swaps and option by $15.6 million. Based on the monthly notional amount for crude oil in effect at June 30, 2009, a hypothetical $1.00 increase in oil prices would have decreased the fair value for our oil swap by $28,000 and a $1.00 decrease in oil prices would increase the fair value by $28,000.

Interest Rate Risk

As of June 30, 2009, we had $110.0 million of long-term debt outstanding under our revolving bank credit facility. The credit facility matures in July 2011 and is governed by a borrowing base calculation that is redetermined periodically. We have the option to elect interest at either (a) a base rate tied to the greatest of (i) the prime rate as published in The Wall Street Journal plus a margin ranging from 1% to 2% based on the amount of the loan outstanding in relation to the borrowing base, (ii) the federal funds rate plus a margin ranging from 3.25% to 4.75% based on the amount of the loan outstanding in relation to the borrowing base, or (iii) the one-month LIBO rate plus a margin ranging from 2.75% to 4.25% based on the amount of the loan outstanding in relation to the borrowing base (payable monthly), or (b) the LIBO rate plus a margin ranging from 2.75% to 4.25% based on the amount of the loan outstanding in relation to the borrowing base for a period of one, two or three months (payable at the end of such period). As a result, our interest costs fluctuate based on short-term interest rates relating to our credit facility. Based on borrowings outstanding at June 30, 2009, a 100 basis point change in interest rates would change our annual interest expense by approximately $110,000. We had no interest rate derivatives during 2009.

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

We noted in our 2008 10-K a risk relating to the resolution of certain comments we had received from the SEC Staff. On July 20, 2009, the SEC Staff notified us that it had completed its review of our annual report on Form 10-K for the year ended December 31, 2007, and had no further comments. Otherwise, there have been no material changes in the risk factors applicable to us from those disclosed in our 2008 10-K

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on May 28, 2009. The following sets forth the matters considered and the voting results:

1.	Election of directors for terms expiring at the 2009 annual meeting. All directors were elected.

	VOTES
Name	For	Withheld
Ken L. Kenworthy, Jr.	16,857,645	440,755
Ken L. Kenworthy, Sr.	16,093,089	1,205,311
T. J. Boismier	17,015,550	282,850
Steven Craig	17,029,237	269,163
Jon W. “Tucker” McHugh	17,034,307	264,093

There were no broker non-votes for the election of directors.

2.	Ratification of the selection of Smith, Carney & Co., p.c. as the Company’s independent registered public accounting firm for the year ending December 31, 2009. This proposal was approved.

For	Against	Abstain
17,177,287	62,374	58,739

There were no broker non-votes on this proposal.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GMX RESOURCES INC.
(Registrant)

Date: August 6, 2009	/s/ James A. Merrill
James A. Merrill
Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of GMX Resources Inc.	SB-2	333-49328	3.1	11/06/2000

3.2	Amended and Restated Bylaws of GMX Resources Inc	8-K	001-32977	3.2	11/04/2008

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of GMX Resources Inc.	8-K	000-32325	3.1	05/18/2005

3.4	Certificate of Designation of 9.25% Series B Cumulative Preferred Stock	8-A12B	001-32977	4.1	08/08/2006

4.1(a)	Rights Agreement dated May 17, 2005 by and between GMX Resources Inc. and UMB Bank, N.A., as Rights Agent	8-K	000-32325	4.1	05/18/2005

4.1(b)	Amendment No. 1 to Rights Agreement dated February 1, 2008	8-A/A	001-32977	4.1	02/21/2008

4.1(c)	Amendment No. 2 to Rights Agreement dated October 30, 2008	8-A/A	001-32977	1	11/17/2008

4.2	Indenture dated February 15, 2008, between GMX Resources Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	001-32977	4.1	02/15/2008

10.1	Amended and Restated Stock Option Plan	10-Q	001-32977	10.1	11/09/2007

10.2	Form of Director Indemnification Agreement	SB-2	333-49328	10.5	11/06/2000

10.3(a)	Participation Agreement dated December 29, 2003 by and among Penn Virginia Oil & Gas Company, the Company and its wholly owned subsidiaries	8-K	000-32325	10.1	12/31/2003

10.3(b)	First Amendment dated February 27, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.1	09/14/2004

10.3(c)	Second Amendment dated May 9, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.2	09/14/2004

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.3(d)	Third Amendment dated April 6, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.3	09/14/2004

10.3(e)	Fourth Amendment dated August 11, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.4	09/14/2004

10.3(f)	Fifth Amendment dated effective January 1, 2005 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation	10-QSB	000-32325	10.6(e)	05/12/2005

10.3(g)	Sixth Amendment dated effective January 1, 2006, to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.1	01/20/2006

10.4(a)	Third Amended and Restated Loan Agreement dated June 12, 2008 between GMX Resources Inc., Capital One, National Association, and Union Bank of California, N.A.	8-K	001-32977	10.1	06/18/2008

10.4(b)	First Amendment to Restated Loan Agreement dated October 29, 2008 between GMX Resources Inc., Capital One, National Association, and Union Bank of California, N.A.	10-Q	001-32977	10.4(b)	01/10/2008

10.4(c)	Second Amendment to Restated Loan Agreement dated November 12, 2008 among GMX Resources Inc., Capital One, National Association, and Union Bank of California, N.A.	8-K	001-32977	10.5	03/02/2009

10.4(d)	Third Amendment to Restated Loan Agreement dated February 27, 2009 between GMX Resources, Inc., and Capital One, National Association, and Union Bank of California, N.A.	8-K	001-32977	10.2	03/02/2009

10.4(e)	Fourth Amendment to Restated Loan Agreement dated June 3, 2009 among GMX Resources, Inc., Capital One, National Association, Union Bank, N.A., BNP Paribas and Compass Bank	8-K	001-32977	10.1	06/08/2009

10.5(a)	Note Purchase Agreement dated July 31, 2007 between GMX Resources Inc. and The Prudential Insurance Company of America	10-Q	001-32977	10.6(a)	08/09/2007

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.5(b)	Amendment No. 1 to Note Purchase Agreement and Limited Consent dated February 11, 2008 between GMX Resources Inc. and The Prudential Insurance Company of America	8-K	001-32977	10.6	02/15/2008

10.5(c)	Amendment No. 2 to Note Purchase Agreement dated June 12, 2008 between GMX Resources Inc. and The Prudential Insurance Company of America	8-K	001-32977	10.3	06/18/2008

10.5(d)	Amendment No. 3 and Limited Waiver dated February 27, 2009 between GMX Resources Inc. and The Prudential Insurance Company of America	8-K	001-32977	10.3	03/02/2009

10.5(e)	Amendment No. 4 and Limited Waiver dated May 6, 2009 between GMX Resources Inc. and The Prudential Insurance Company of America	8-K	001-32977	10.1	05/07/2009

10.6(a)	Intercreditor Agreement dated July 31, 2007 between the Noteholders, Capital One, National Association, Union Bank of California, N.A. and The Bank of New York Trust Company, N.A., as collateral agent	10-Q	001-32977	10.6(b)	08/09/2007

10.6(b)	Amendment No. 1 to Intercreditor Agreement dated June 12, 2008 between the Noteholders, Capital One, National Association, Union Bank of California, N.A. and the Bank of New York Trust Company, N.A., as Collateral Agent	8-K	001-32977	10.2	06/18/2008

10.6(c)	Amendment No. 2 to Intercreditor Agreement dated October 29, 2008 between the Noteholders, Capital One, National Association, Union Bank of California, N.A. and the Bank of New York Trust Company, N.A., as Collateral Agent	10-Q	001-32977	10.5(f)	11/10/2008

10.7	Gas Gathering and Processing Agreement effective January 31, 2008 between PVR East Texas Gas Processing LLC and GMX Resources Inc.	8-K	001-32977	10.1	02/01/2008

10.8	Purchase Agreement dated February 11, 2008, between GMX Resources Inc. and Jefferies & Company, Inc., as representative of the Initial Purchasers named therein	8-K	001-32977	10.1	02/15/2008

10.9	Registration Rights Agreement dated February 15, 2008, between GMX Resources Inc. and Jefferies & Company, Inc. as representative of the Initial purchasers named therein	8-K	001-32977	10.2	02/15/2008

10.10	Share Lending Agreement dated February 11, 2008, between GMX Resources Inc., Jefferies Funding LLC and Jefferies & Company, Inc., as collateral agent	8-K	001-32977	10.3	02/15/2008

10.11	Registration Rights Agreement dated February 11, 2008, between GMX Resources Inc. and Jefferies Funding LLC	8-K	001-32977	10.4	02/15/2008

10.12	2008 Long-Term Incentive Plan	8-K	001-32977	10.1	06/16/2008

10.13	Underwriting Agreement dated July 17, 2008, between GMX Resources Inc. and Jefferies & Company, Inc., as Representative	8-K	001-32977	1.1	07/21/2008

10.14	Purchase Agreement dated May 13, 2009, between GMX Resources Inc. and Merrill Lynch & Co., as Representative	8-K	001-32977	1.1	05/18/2008

14	Code of Business Conduct and Ethics	10-KSB/A	000-32325	14	04/15/2004

21	List of Subsidiaries	10-KSB	000-32325	21	03/31/2006

31.1	Rule 13a-14(a) Certification of Chief Executive Officer		001-32977			*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer		001-32977			*

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350		001-32977			*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350		001-32977			*