Form 10-Q
period 2009-09-30
GMX RESOURCES INC
filed 2009-11-09
CIK 1127342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2009

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

The number of shares outstanding of the registrant’s common stock as of October 30, 2009 was 31,213,791, which included 3,140,000 shares under a share loan which will be returned to the registrant upon conversion of certain outstanding convertible notes.

GMX Resources Inc.

Form 10-Q

For the Quarter Ended September 30, 2009

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

GMX Resources Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	December 31, 2008	September 30, 2009
	(as adjusted)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,716	$4,192
Accounts receivable – interest owners	576	1,272
Accounts receivable – oil and gas revenues, net	9,145	6,585
Derivative instruments	21,325	14,677
Inventories	691	532
Prepaid expenses and deposits	2,040	2,987

Total current assets	40,493	30,245

OIL AND GAS PROPERTIES, BASED ON THE FULL COST METHOD
Properties being amortized	608,865	722,163
Properties not subject to amortization	36,034	40,978
Less accumulated depreciation, depletion, and amortization	(211,785)	(410,755)

	433,114	352,386

PROPERTY AND EQUIPMENT, AT COST, NET	85,284	94,682
DEFERRED INCOME TAXES	7,649	53,047
OTHER ASSETS	7,131	5,483

TOTAL ASSETS	$573,671	$535,843

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$35,599	$20,038
Accrued expenses	6,089	13,395
Accrued interest	3,290	1,851
Revenue distributions payable	5,293	3,512
Deferred income taxes	6,996	5,715
Current maturities of long-term debt	61	56

Total current liabilities	57,328	44,567

LONG-TERM DEBT, LESS CURRENT MATURITIES	224,281	270,368
OTHER LIABILITIES	6,645	9,308
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.001 per share, 10,000,000 shares authorized:
Series A Junior Participating Preferred Stock 25,000 shares authorized, none issued and outstanding	—	—
9.25% Series B Cumulative Preferred Stock, 3,000,000 shares authorized, 2,000,000 shares issued and outstanding (aggregate liquidation preference $50,000,000)	2	2
Common stock, par value $.001 per share – authorized 50,000,000 shares; issued and outstanding 18,794,691 shares in 2008 and 24,263,791 shares in 2009	19	25
Additional paid-in capital	328,002	397,577
Retained earnings	(57,902)	(195,597)
Accumulated other comprehensive income, net of taxes	15,296	9,593

Total shareholders’ equity	285,417	211,600

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$573,671	$535,843

See accompanying notes to consolidated financial statements.

GMX Resources Inc. And Subsidiaries

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(as adjusted)		(as adjusted)
OIL AND GAS SALES	$36,408	$23,075	$101,647	$68,737
EXPENSES:
Lease operations	4,111	2,708	10,651	8,581
Production and severance taxes	1,651	279	4,709	(1,074)
Depreciation, depletion, and amortization	8,287	7,834	22,743	24,386
Impairment and other writedowns	—	—	—	186,517
General and administrative	4,592	4,811	11,958	14,580

Total expenses	18,641	15,632	50,061	232,990

Income (loss) from operations	17,767	7,443	51,586	(164,253)

NON-OPERATING INCOME (EXPENSES):
Interest expense	(3,583)	(4,229)	(10,338)	(12,080)
Interest and other income	100	4	146	40
Unrealized loss on derivatives	—	(1,454)	—	(2,827)

Total non-operating expense	(3,483)	(5,679)	(10,192)	(14,867)

Income (loss) before income taxes	14,284	1,764	41,394	(179,120)

(PROVISION) BENEFIT FOR INCOME TAXES	(4,653)	(4,546)	(13,208)	43,738

NET INCOME (LOSS)	9,631	(2,782)	28,186	(135,382)
Preferred stock dividends	1,156	1,156	3,469	3,469

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$8,475	$(3,938)	$24,717	$(138,851)

EARNINGS (LOSS) PER SHARE – Basic	$0.57	$(0.19)	$1.79	$(7.61)

EARNINGS (LOSS) PER SHARE – Diluted	$0.50	$(0.19)	$1.62	$(7.60)

WEIGHTED AVERAGE COMMON SHARES – Basic	14,900,089	21,122,331	13,835,487	18,235,889

WEIGHTED AVERAGE COMMON SHARES – Diluted	17,099,929	21,160,616	15,224,742	18,278,639

See accompanying notes to consolidated financial statements.

GMX Resources Inc. And Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands, except share and per share data)

(Unaudited)

	Nine Months Ended September 30,
	2008	2009
	(as adjusted)
CASH FLOWS DUE TO OPERATING ACTIVITIES
Net income (loss)	$28,186	$(135,382)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	22,743	24,386
Impairment and other writedowns	—	186,517
Deferred income taxes	13,173	(43,738)
Non-cash compensation expense	2,059	3,658
Other	1,460	5,779
Decrease (increase) in:
Accounts receivable	(10,614)	1,378
Prepaid expenses and other assets	181	290
Increase (decrease) in:
Accounts payable and accrued expenses	(2,982)	(9,516)
Revenue distributions payable	4,634	(1,686)

Net cash provided by operating activities	58,840	31,686

CASH FLOWS DUE TO INVESTING ACTIVITIES
Purchase of oil and natural gas properties	(196,870)	(116,013)
Purchase of property and equipment	(19,269)	(22,247)

Net cash used in investing activities	(216,139)	(138,260)

CASH FLOWS DUE TO FINANCING ACTIVITIES
Advance on borrowings	160,000	99,000
Payments on debt	(204,115)	(55,069)
Issuance of 5.00% Senior Convertible Notes	125,000	—
Proceeds from sale of common stock	134,681	65,264
Dividends paid on Series B preferred stock	(3,469)	(2,313)
Fees paid relating to financing activities	(4,796)	(2,832)

Net cash provided by financing activities	207,301	104,050

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,002	(2,524)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,907	6,716

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,909	$4,192

SUPPLEMENTAL CASH FLOW DISCLOSURE:
CASH PAID DURING THE PERIOD FOR:
Interest	$7,859	$5,283
Taxes	$35	$—

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(as adjusted)		(as adjusted)
Net income (loss)	$9,631	$(2,782)	$28,186	$(135,382)

Other comprehensive income (loss), net of income tax:

Change in fair value of derivative instruments, net of income tax of $13,646, ($273), ($1,180), and $5,329, respectively	26,490	(530)	(2,290)	10,345
Reclassification of (gain) loss on settled contracts, net of income tax of $1,236, ($2,797), $2,882, and ($8,267), respectively	2,400	(5,430)	5,594	(16,048)

Other comprehensive income (loss), net of income tax	28,890	(5,960)	3,304	(5,703)

Comprehensive income (loss)	$38,521	$(8,742)	$31,490	$(141,085)

See accompanying notes to consolidated financial statements.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended September 30, 2008 and 2009

(Unaudited)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements and notes thereto of GMX Resources Inc. (the “Company”, “we”, “us”, or “GMX”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in GMX’s 2008 Annual Report on Form 10-K (“2008 10-K”). References to GAAP issued by the Financial Accounting Standards Board (“FASB”) in these footnotes are to the FASB Accounting Standards Codification (“ASC”).

In the opinion of GMX’s management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated balance sheet of GMX as of September 30, 2009, and the results of its operations for the three and nine month periods ended September 30, 2008 and 2009 and its cash flows for the nine months ended September 30, 2008 and 2009.

Earnings Per Share

Basic net income per common share is computed by dividing the net income (loss) applicable to common stock by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is calculated in the same manner, but also considers the impact to net income (loss) and common shares for the potential dilution from our 5.00% senior convertible notes due 2013 (the “5.00% convertible notes”), outstanding stock options and non-vested restricted stock awards. The following table reconciles the weighted average shares outstanding used:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Weighted average shares outstanding – basic	14,900,089	21,122,331	13,835,487	18,235,889
Effect of dilutive securities:
5.00% convertible notes	1,828,046	—	1,159,558	—
Restricted stock	72,655	—	24,603	—
Stock options	299,139	38,285	205,094	42,750

Weighted average shares outstanding – diluted	17,099,929	21,160,616	15,224,742	18,278,639

We did not recognize additional dilutive shares for the three and nine months ended September 30, 2009 related to the 5.00% convertible notes as the average stock prices for the three and nine months ended September 30, 2009 of $12.01 and $14.11, respectively, did not exceed the conversion price of $32.50. The number of shares issuable upon conversion of the 5.00% convertible notes increases as the Company’s common stock price increases and is finally determined based on the Company’s volume weighted average stock price for a specified 60 day measurement period ending on or about the actual conversion date.

Common shares loaned in connection with the convertible debt offering in the amount of 3,440,000 and 3,140,000 shares as of September 30, 2008 and 2009, respectively were not included in the computation of earnings per common share. While the borrowed shares are considered issued and outstanding for corporate law purposes, the Company believes that the borrowed shares are not

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended September 30, 2008 and 2009

(Unaudited)

considered outstanding for the purposes of computing and reporting earnings per share under GAAP currently in effect because the shares lent pursuant to the share lending agreement are required to be returned to the Company.

For the three and nine months ended September 30, 2009, the weighted average shares outstanding – basic excludes 584,782 and 306,495 shares, respectively of non-vested restricted stock that is subject to future vesting over time. For purposes of calculating weighted average common shares – diluted, the non-vested restricted stock would be included in the computation using the treasury stock method, with the proceeds equal to the average unrecognized compensation during the period adjusted for any estimated future tax consequences recognized directly in equity. The non-vested shares at September 30, 2009, were excluded from the weighted average common periods, as the shares were anti-dilutive. The dilution impact of these shares on our earnings per share calculation may increase in future periods depending on the market price of our common stock during those periods.

Recently Issued Accounting Standards

In March 2008, the FASB, issued FASB ASC 815, Disclosures about Derivative Instruments and Hedging Activities – an amendment to SFAS No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. Expanded disclosures are required to provide information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted this Statement January 1, 2009 and we expanded our disclosures accordingly.

In May 2008, the FASB issued FASB ASC 470-20, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“ASC 470-20”). ASC 47-20 requires the issuer of certain convertible debt instruments that may be settled fully or partially in cash upon conversion to separately account for the liability and equity components of the instrument at inception in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and was adopted by the Company on January 1, 2009. See Note B for further information.

In February 2008, the FASB issued authoritative guidance, which deferred the effective date for applying the fair value measurement and disclosure framework of ASC 820 to non-financial assets and liabilities that are recorded at fair value on a non-recurring basis until periods beginning after November 15, 2008. We adopted this deferred portion of ASC 820 on January 1, 2009 on a prospective basis.

The Company adopted ASC 855, Subsequent Events effective during the second quarter of 2009. ASC 855 does not change the Company’s accounting policy for subsequent events, but instead incorporates existing accounting and disclosure requirements related to subsequent events into GAAP. ASC 855 defines subsequent events as either recognized subsequent events, those that provide additional evidence about conditions at the balance sheet date, or nonrecognized subsequent events, those that provide evidence about conditions that arose after the balance sheet date. Recognized subsequent events are recorded in the financial statements for the period being presented, while nonrecognized subsequent events are not. Both types of subsequent events require disclosure in the consolidated financial statements

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended September 30, 2008 and 2009

(Unaudited)

if those financial statements would otherwise be misleading. ASC 855 requires the Company to disclose the date through which subsequent events have been evaluated. The adoption of ASC 855 had no impact on the financial statements of the Company. The Company has evaluated subsequent events through November 9, 2009.

In March 2009, the FASB unanimously voted for the FASB Accounting Standards Codification (the “Codification”) to be effective beginning on July 1, 2009. Other than resolving certain minor inconsistencies in current GAAP, the Codification does not change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately 90 accounting topics. The Codification is the single source of authoritative GAAP. All guidance included in the Codification is considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. The Codification became effective in the third quarter of 2009, and all non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. We have updated our disclosures accordingly.

On April 1, 2009, the Company adopted ASC 825, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and ASC 270, Interim Financial Reporting, which requires an entity to provide disclosures about fair value of financial instruments in interim financial information. ASC 825 requires the Company to include disclosures about the fair value of its financial instruments whenever it issues financial information for interim reporting periods and annual reporting periods, whether recognized or not recognized in the statement of financial position. The adoption of this pronouncement did not have any material impact on the Company’s consolidated financial statements.

On September 18, 2009 the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 09-1, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance (EITF 09-1). EITF 09-1 requires a share-lending arrangement entered into relating to an issuer’s own shares in contemplation of a convertible debt offering or other financing is required to be measured at fair value at the date of issuance and accounted for as an issuance cost in the financial statements of the entity. It also clarifies the treatment of the loaned shares in the computation of basic and diluted earnings per share, requires additional disclosures in the financial statements with respect to share lending arrangements and requires recognition of a loss in the event that it becomes probable that the counterparty will default. The issue is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding at the beginning of those years. The issue requires retrospective application for all arrangements outstanding as of the beginning of the fiscal years beginning on or after December 15, 2009. We are currently evaluating the impact of the provision on our financial statements as it relates to the shares outstanding under the share lending agreement that we entered into in connection with the issuance of our 5.00% convertible notes in February 2008.

NOTE B – ADOPTION OF ASC 470-20

On January 1, 2009, the Company was required to adopt ASC 470-20, which changes the accounting treatment of the Company’s 5.00% convertible notes that may be fully or partially settled in cash upon conversion. Under ASC 470-20, the initial carrying value of the liability component of our 5.00% convertible notes was restated to exclude the value of the embedded equity conversion option based upon available market information at the time of the original issuance and using the liability measurement approach prescribed in ASC 470-20.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended September 30, 2008 and 2009

(Unaudited)

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

The following financial statement line items in the consolidated statement of operations for the three and nine months ended September 30, 2008 were affected by the adoption:

	Three Months Ended September 30, 2008
	As Reported	Adjustments	As Adjusted
	(in thousands)
NON-OPERATING INCOME (EXPENSES)
Interest expense	$(2,591)	$(992)	$(3,583)
PROVISIONS FOR INCOME TAXES	$(4,992)	$339	$(4,653)
NET INCOME	$10,284	$(653)	$9,631
EARNINGS PER SHARE – BASIC	$0.61	$(0.04)	$0.57
EARNINGS PER SHARE – DILUTED	$0.53	$(0.03)	$0.50

	Nine Months Ended September 30, 2008
	As Reported	Adjustments	As Adjusted
	(in thousands)
NON-OPERATING INCOME (EXPENSES)
Interest expense	$(8,595)	$(1,743)	$(10,338)
PROVISIONS FOR INCOME TAXES	$(13,804)	$596	$(13,208)
NET INCOME	$29,333	$(1,147)	$28,186
EARNINGS PER SHARE – BASIC	$1.87	$(0.08)	$1.79
EARNINGS PER SHARE – DILUTED	$1.70	$(0.08)	$1.62

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended September 30, 2008 and 2009

(Unaudited)

NOTE C – LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2008	September 30, 2009
	(as adjusted)
	(in thousands)
Revolving bank credit facility, maturity date of July 2011 bearing a weighted average interest rate of 3.25% and 3.69% as of December 31, 2008 and September 30, 2009, respectively, collateralized by all assets of the Company	$80,000	$124,000
Senior Subordinated Secured Notes due July 2012 with a fixed interest rate of 7.58% and secured by a second lien on all assets of the Company	30,000	30,000
5.00% Senior Convertible Notes due February 2013	112,819	114,970
Joint venture financing (non-recourse, no interest rate)	1,523	1,454

	224,342	270,424
Less current maturities	61	56

	$224,281	$270,368

Revolving Bank Credit Facility

The revolving bank credit facility contains various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sales of assets, mergers and consolidations, dividends and distributions, and changes in management and require the maintenance of various financial ratios. The required and actual financials ratios as of September 30, 2009 are shown below:

Financial Covenant	Required Ratio	Actual Ratio
Current ratio(1)	Not less than 1.1	1.69 to 1
Ratio of total debt to EBITDA(2)	Not greater than 4 to 1	4.33 to 1
Ratio of EBITDA to cash interest expense(2)(3)	Not less than 3 to 1	3.18 to 1

(1)

Current ratio is defined in our revolving bank credit facility as the ratio of current assets plus the unused and available portion of the revolving bank credit facility ($51.0 million as of September 30, 2009) to current liabilities. The calculation does not include the effects, if any, of derivatives under ASC 815. As of September 30, 2009, current assets included derivatives assets of $14.7 million and current liabilities included $5.0 million of deferred tax liabilities related to derivatives. In addition, the 5.00% convertible notes are not considered a current liability unless one or more of the 5.00% convertible notes have been surrendered for conversion and then only to the extent of the cash payment due on the conversion of the notes surrendered. As of September 30, 2009, none of the 5.00% convertible notes had been surrendered for conversion.

(2)

Earnings before interest, taxes, depreciation and amortization, or “EBITDA,” as defined in our revolving bank credit facility for the trailing twelve months September 30, 2009 is calculated as follows (amounts in thousands):

Net Loss	$(246,531)
Plus:
Interest expense	15,359

Impairment of oil and natural gas properties	338,146
Depreciation, depletion and amortization	33,387
Other non-cash expenses	7,053
Less:
Income tax benefit	(82,612)

EBITDA	$64,802

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended September 30, 2008 and 2009

(Unaudited)

(3)

Cash interest expense is defined in the revolving bank credit facility as all interest, fees, charges, and related expenses payable in cash for the applicable period payable to a lender in connection with borrowed money or the deferred purchase price of assets that is considered interest expense under GAAP, plus the portion of rent paid or payable for that period under capital lease obligations that should be treated as interest in accordance with ASC 840, Accounting for Leases. Cash interest expense also includes dividends paid on the Company’s preferred stock. For the trailing twelve months ended September 30, 2009, cash interest expense included fees paid related to financing activities and other loan fees of $3.0 million. For the trailing twelve months ended September 30, 2009, non-cash interest expense of $1.9 million was added to interest expense to arrive at the cash interest expense used in the debt covenant calculation. Non-cash interest expense primarily relates to the amortization of debt and debt issuance costs.

Our lenders may accelerate all of the indebtedness under our revolving bank credit facility upon the occurrence of any event of default unless we cure any such default within any applicable grace period. For payments of principal and interest under the revolving bank credit facility, we generally have a three business day grace period, and we have a 30-day cure period for most covenant defaults, but not for defaults of certain specific covenants, including our financial covenants and negative covenants. As of August 31 and September 30, 2009, we were in violation of the ratio of total debt to EBITDA covenant under our revolving bank credit facility. As described in Note H, the lenders agreed to waive these technical defaults. After the completion of our recent common stock and 4.50% convertible notes offerings, as described in Note H, the Company’s pro forma ratio of total debt to EBITDA is 3.28.

Senior Subordinated Secured Notes

As described in Note H, our senior subordinated secured notes were paid in full on October 29, 2009. Prior to repaying the senior subordinated secured notes, as of August 31 and September 30, 2009, we were in violation of the ratio of total debt to EBITDA financial covenant under the Note Agreement, but we received waivers from the noteholder for these technical defaults.

5.00% Convertible Senior Notes

The principal, unamortized discount and carrying amount of the 5.00% convertible notes are as follows:

	December 31, 2008	September 30, 2009
	(as adjusted)
	(in thousands)
Principal amount	$125,000	$125,000
Unamortized amount	(12,181)	(10,030)

Net carrying value	$112,819	$114,970

As of September 30, 2009, the unamortized discount is expected to be amortized into earnings over 3.3 years. The carrying value of the equity component of the 5.00% convertible notes was $6.5 million as of September 30, 2009. Upon conversion, we will satisfy our conversion obligation by paying and delivering cash for the lesser of the principal amount or the conversion value, and, if the conversion value is in excess of the principal amount, by paying or delivering, at our option, cash and/or shares of our common stock for such excess. The conversion value is a daily value calculated on a proportionate basis for each day of a 60 trading-day observation period. The conversion rate is initially 30.7692 shares of the Company’s common stock per $1,000 principal amount of notes (equivalent to a conversion price of approximately $32.50 per share of common stock).

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended September 30, 2008 and 2009

(Unaudited)

The adoption of ASC 470-20 results in an increase in the effective interest rate on our 5.00% convertible notes of approximately 2.8%, from 5.9% to 8.7%. For the three and nine months ended September 30, 2008, interest costs on the 5.00% convertible notes included $1.6 million and $3.9 million, respectively relating to the contractual interest coupon and $0.8 million and $1.9 million, respectively related to the amortization of the discount. For the three and nine months ended September 30, 2009, interest costs on the 5.00% convertible notes included $1.6 million and $4.7 million, relating to the contractual interest coupon and $0.8 million and $2.7 million, respectively related to the amortization of the discount.

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

To mitigate a portion of our exposure to fluctuations in commodity prices, we enter into financial price risk management activities with respect to a portion of projected crude oil and natural gas production through financial price swaps, collars, and put spreads (collectively “derivatives”). Additionally, we use basis protection swaps to reduce basis risk. Basis is the difference between the physical commodity being hedged and the price of the futures contract used for hedging. Basis risk is the risk that an adverse change in the futures market will not be completely offset by an equal and opposite change in the cash price of the commodity being hedged. Basis risk exists in natural gas due to the geographic price differentials between a given cash market location and the futures contract delivery locations. Settlement or expiration of our hedges are designed to coincide as closely as possible with the physical sale of the commodity being hedged – daily for oil and monthly for natural gas – to obtain reasonable assurance that a gain in the cash sale will offset the loss on the hedge and vice versa.

Our revolving bank credit facility requires us to maintain a hedging program on mutually acceptable terms whenever the loan amount outstanding exceeds 75% of the borrowing base.

Our derivative financial instruments potentially consist of price swaps, collars, put spreads and basis swaps. A description of these types of instruments is provided below:

Fixed price swaps	We receive a fixed price and pay a variable price to the contract counterparty. The fixed-price payment and the floating price payment are netted, resulting in a net amount due to or from the counterparty.

Costless collars	The instrument contains a fixed floor price (long put option) and ceiling price (short call option), where the purchase price of the put option equals the sales price of the call option. At settlement, if the market price exceeds the ceiling price, we pay the difference between the market price and the ceiling price. If the market price is less than the fixed floor price, we receive the difference between the fixed floor price and the market price. If the market price is between the ceiling and the fixed floor price, no payments are due from either party.

Three-way collars	A three-way collar contract consists of a standard collar contract plus a put sold by us with a price below the floor price of the collar. This additional put requires us to make a payment to the counterparty if the settlement price for any settlement period is below the put price. Combining the collar contract with the additional put results in us being entitled to a net payment equal to the

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended September 30, 2008 and 2009

(Unaudited)

difference between the floor price of the standard collar and the additional put price if the settlement price is equal to or less than the additional put price. If the settlement price is greater than the additional put price, the result is the same as it would have been with a standard collar contract only. Therefore, if market prices are below the additional put option, we would be entitled to receive the market price plus the difference between the additional put option and the floor. This strategy enables us to increase the floor and the ceiling price of the collar beyond the range of a traditional costless collar while defraying the associated cost with the sale of the additional put.

Put spreads	A put spread is the same as a three-way collar without the ceiling price (short call option). Therefore, if market prices are below the additional put option, we would be entitled to receive the market price plus the difference between the additional put option and the floor.

Basis swaps	Natural gas basis protection swaps are arrangements that guarantee a price differential between NYMEX natural gas futures and Houston Ship Channel, which is a close proximity for our primary market hubs. We receive a payment from the counterparty if the price differential is greater than the stated terms of the contract and pay the counterparty if the price differential is less than the stated terms of the contract.

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

ASC 815 requires all derivative instruments to be recognized at fair value in the balance sheet. Fair value is generally determined based on the difference between the fixed contract price and the underlying estimated market price at the determination date. The following is a summary of the asset and liability fair values of our derivative contracts:

		Asset Fair Value
	Balance Sheet Location	December 31, 2008	September 31, 2009
		(in thousands)
Derivatives designated as Hedging Instruments under ASC 815
Natural gas	Current derivative asset	$15,655	$13,799
Natural gas	Other assets	5,908	1,467
Natural gas	Other liabilities	—	827
Crude oil	Current derivative asset	2,742	435

		$24,305	$16,528

Derivatives not designated as Hedging Instruments under ASC 815
Natural gas	Current derivative asset	$3,043	$3,944
Natural gas basis	Other liabilities	—	19
Natural gas	Other liabilities	—	1,517

		$3,043	$5,480

Total derivative asset fair value		$27,348	$22,008

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended September 30, 2008 and 2009

(Unaudited)

		Liability Fair Value
	Balance Sheet Location	December 31, 2008	September 31, 2009
		(in thousands)
Derivatives designated as Hedging Instruments under ASC 815
Natural gas	Current derivative asset	$114	$—
Natural gas	Other liabilities	—	62

		$114	$62

Derivatives not designated as Hedging Instruments under ASC 815
Natural gas	Current derivative asset	$—	$3,412
Natural gas basis	Current derivative asset	—	89
Natural gas	Other assets	2,158	339
Natural gas	Other liabilities	—	4,038

		2,158	7,878

Total derivative liability fair value		$2,272	$7,940

Total derivative fair value		$25,076	$14,068

The following is a summary of the fair value of our natural gas and oil swaps and options as of September 30, 2009:

Effective Date	Maturity Date	Notional Amount Per Month	Remaining Notional Amount as of September 30, 2009	Additional Put Options	Floor	Ceiling	Designation under ASC 815
Natural Gas (MMBtu):
6/1/2008	12/31/2009	100,000	300,000	$3.50	$9.50	$12.20	Cash flow hedge
1/1/2008	12/31/2009	100,000	300,000	$3.50	$7.50	$8.15	Cash flow hedge
4/1/2009	12/31/2009	200,000	600,000	$3.50	$7.50	$9.17	Cash flow hedge
1/1/2009	12/31/2009	128,666	386,000	$3.50	$7.50	$8.60	Cash flow hedge
1/1/2009	12/31/2009	250,000	750,000	$3.50	$6.50	$—	N/A
10/1/2009	10/31/2009	150,000	150,000	$—	$4.07	$4.07	Cash flow hedge
11/1/2009	12/31/2009	300,000	600,000	$4.00	$5.00	$6.15	Cash flow hedge
1/1/2010	12/31/2010	471,833	5,662,000	$5.00	$7.50	$—	Cash flow hedge
1/1/2010	12/31/2010	471,833	5,661,996	$4.00	$5.50	$7.00	N/A
1/1/2010	12/31/2010	25,000	300,000		$—	$8.50	N/A
1/1/2011	12/31/2011	188,781	2,265,372		$—	$8.00	N/A
1/1/2011	3/31/2011	200,000	600,000	$5.50	$7.00	$8.90	Cash flow hedge
4/1/2011	10/31/2011	200,000	1,400,000	$5.00	$6.50	$8.30	Cash flow hedge
11/1/2011	3/31/2012	200,000	1,000,000	$5.50	$7.00	$10.10	Cash flow hedge
Oil (Bbls):
1/1/2009	12/31/2009	5,000	15,000		$100.00	$134.00	Cash flow hedge

In October 2009, the Company purchased $6.00 put options on 1.9 Bcf, 11.1 Bcf, and 13.4 Bcf of 2010, 2011, and 2012 natural gas production. The cost per MMbtu of these put options was $0.7725 for a total cost of $20.4 million which will be paid in the month the contract is settled. In November 2009, the Company sold $4.00 puts on 0.965 Bcf of 2010 natural gas production and received approximately $162,000. The Company anticipates selling additional puts and calls on these volumes over the three year period to recover the cost of these purchased puts.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended September 30, 2008 and 2009

(Unaudited)

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

	For the Three Months Ended September 30, 2009
	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)

Location of Gain Reclassified from
Accumulated OCI into Income
(Effective Portion)
and Location of Gain (Loss) Recognized
in Income on Derivative
(Ineffective Portion and Amount Excluded
from Effectiveness Testing)

			Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(in thousands)		(in thousands)
Natural gas	$(362)	Oil and Gas Sales	$7,753	$(72)
Crude oil	(442)	Oil and Gas Sales	474	—

	$(804)		$8,227	$(72)

	For the Nine Months Ended September 30, 2009
	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)

Location of Gain Reclassified from
Accumulated OCI into Income

(Effective Portion)

and Location of Gain Recognized

in Income on Derivative

(Ineffective Portion and Amount Excluded
from Effectiveness Testing)

			Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(in thousands)		(in thousands)
Natural gas	$16,058	Oil and Gas Sales	$22,393	$920
Crude oil	(384)	Oil and Gas Sales	1,922	—

	$15,674		$24,315	$920

Assuming that the market prices of oil and gas futures as of September 30, 2009 remain unchanged, the Company would expect to transfer a gain of approximately $9.0 million from accumulated other comprehensive income to earnings during the next 12 months. The actual reclassification into earnings will be based on market prices at the contract settlement date.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended September 30, 2008 and 2009

(Unaudited)

For derivative instruments that do not qualify as hedges pursuant to ASC 815, changes in the fair value of these derivatives that occur prior to their maturity (i.e., temporary fluctuations in value) are recognized in current earnings. A summary of the effect of the derivatives not qualifying for hedges is as follows:

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (loss) Recognized in Income on Derivative
		(in thousands)		(in thousands)
Realized
Natural gas	Oil and gas sales	$1,676	Oil and gas sales	$4,415
Unrealized
Natural gas	Unrealized losses on derivatives	(1,443)	Unrealized losses on derivatives	(2,757)
Natural gas basis	Unrealized losses on derivatives	(13)	Unrealized losses on derivatives	(70)

		$220		$1,588

NOTE E – FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company generally applies the market and income approaches for recurring fair value measurements and utilizes the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company has reviewed its recurring transactions and found that its markets and instruments are fairly liquid. The Company is able to classify fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by ASC 820 are as follows:

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

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended September 30, 2008 and 2009

(Unaudited)

Level 3 –	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to ASC 820 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs. As of September 30, 2009, the Company had no Level 3 measurements.

The carrying values of Cash and cash equivalents, Accounts receivable-interest owners, Accounts receivable-oil and natural gas revenues, Accounts payable, Accrued expenses, Revenue distributions payable, and Other Liabilities included in the accompanying consolidated balance sheets approximated fair value at September 30, 2009. These assets and liabilities are not presented in the following tables.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009. As required by ACS 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of September 30, 2009
			Fair Value Measurements Using
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets:
Natural gas derivatives	$13,633	$13,633	$—	$13,633	$—
Crude oil derivatives	$435	$435	$—	$435	$—
Financial liabilities:
Long-term debt	$270,424	$273,178	$237,954	$35,224	$—

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above. As per the requirements under ASC 820, all fair values reflected in the table above and on the balance sheet have been adjusted for non-performance risk. The adjustment to fair value related to non-performance risk as of September 30, 2009, was an addition to the net asset value of approximately $10,000.

Level 1 Fair Value Measurements

Long Term Debt — The fair value of our revolving bank credit facility and our joint venture financing is the carrying value. The convertible notes are actively traded in an established market. The fair value of this debt is based on quotes obtained from brokers.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended September 30, 2008 and 2009

(Unaudited)

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

Long Term Debt — The secured notes do not actively trade in an established market. The fair value of this debt is estimated by discounting the principal and interest payments at rates available for debt with similar terms and maturity.

Level 3 Fair Value Measurements

As of September 30, 2009, the Company did not have assets or liabilities measured under a Level 3 fair value hierarchy.

NOTE F – STOCK COMPENSATION PLANS

We recognized $1.0 million and $1.4 million of stock compensation expense for the three months ending September 30, 2008 and 2009, respectively. We recognized $2.1 million and $3.7 million of stock compensation expense for the nine months ending September 30, 2008 and 2009, respectively. These non-cash expenses are reflected as a component of the Company’s general and administrative expense. To the extent amortization of compensation costs relates to employees directly involved in exploration and development activities, such amounts are capitalized to oil and natural gas properties. Stock based compensation capitalized as part of oil & natural gas properties was $0.3 million and $0.2 million for the three months ended September 30, 2008 and 2009, respectively and $0.3 million and $0.7 million for the nine months ended September 30, 2008 and 2009, respectively.

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

Three Months Ended September 30, 2008 and 2009

(Unaudited)

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

A summary of the status of our unvested shares of restricted stock and the changes during the nine months ended September 30, 2009 is presented below:

	Number of unvested restricted shares	Weighted average grant- date fair value
Unvested shares at December 31, 2008	62,728	$73.44
Granted	542,847	$18.55
Vested	(21,985)	$73.60
Forfeited	(1,461)	$29.00

Unvested shares as of September 30, 2009	582,129	$22.36

As of September 30, 2009, there was $11.8 million of unrecognized compensation expense related to non-vested restricted stock grants. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.2 years.

The vesting of certain restricted stock grants results in state and federal income tax benefits related to the difference between the market price of the common stock at the date of vesting and the date of grant. During the nine months ended September 30, 2009, we did not recognize excess tax benefits related to the vesting of restricted stock due to the market price of the common stock at the date of grant exceeding the market price at the vesting date.

NOTE G – CAPITAL STOCK

In May 2009, the Company completed an offering of 5,750,000 shares of common stock for $12.00 per share. Net proceeds to the Company were $65.3 million. The Company used the net proceeds from this offering to repay outstanding indebtedness under its revolving bank credit facility.

NOTE H – SUBSEQUENT EVENTS

On October 16, 2009, we entered into a Purchase Agreement with Kinder Morgan Endeavor LLC (“KME”) relating to materially all of our natural gas gathering, compression and related assets. Pursuant to this agreement, we contributed our gathering, compression and certain related assets to a new entity, Endeavor Gathering LLC (“Endeavor Gathering”), and then sold a 40% interest in Endeavor Gathering to KME for $36 million effective on November 1, 2009. We retained the remaining 60% interest in Endeavor Gathering, and we also entered into agreements with Endeavor Gathering to provide us with continued access to its gathering system and that retain us as the day-to-day operator of the gathering system. Under the agreements that govern the Endeavor Gathering joint venture, KME and we are each obligated to contribute our pro rata share of the capital required to connect new wells to the gathering system and for certain sustaining projects. We have also agreed that KME will be entitled to 80% of the cash distributions from Endeavor Gathering until its investment has been repaid, at which point the cash distribution will follow KME’s and our respective ownership interests. Finally, we have committed to utilize at least two drilling rigs in our core area for three years following the closing of the Endeavor Gathering joint venture.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended September 30, 2008 and 2009

(Unaudited)

Effective as of October 17, 2009, the Company entered into a Fifth Amendment to Restated Loan Agreement and Waiver (the “Fifth Amendment”) to its Third Amended and Restated Loan Agreement dated effective as of June 12, 2008, with Capital One, National Association, Union Bank, N.A., BNP Paribas, Compass Bank, Fortis Capital Corp. and Bank of America, N.A. (as previously amended, the “Bank Agreement”). The Fifth Amendment amends the terms of the Bank Agreement to document our lenders’ consent to the Endeavor Gathering joint venture transaction. In addition, the Fifth Amendment reduced the Company’s borrowing base under the Bank Agreement from $175 million to $140 million upon the closing of the Endeavor Gathering transactions effective November 1, 2009, based on the release by the lenders of our natural gas gathering and compression assets from the collateral pledged in support of the indebtedness under the Bank Agreement. As part of the Fifth Amendment, the Company also agreed to the inclusion of certain covenants in the Bank Agreement that prohibit the creation of certain debt or the creation of incurrence of certain liens by Endeavor Gathering.

In addition to the amendments relating to the Endeavor Gathering transactions, the Fifth Amendment also amended the terms of the Bank Agreement to: (i) permit the Company to offer and sell unsecured 4.50% convertible senior notes due 2015 (the “4.50% convertible notes”) and to make certain related changes to provisions of the Bank Agreement restricting the Company from (a) selling 4.50% convertible notes with an aggregate principal amount greater than the amount received by the Company in its concurrent offering of common stock, and (b) making any payment of principal or interest on the 4.50% convertible notes if the Company is in default under the Bank Agreement at the time or if any such a payment would cause a default; and (ii) remove the minimum net worth covenant previously imposed on the Company under the Bank Agreement. Lastly, the Fifth Amendment included a waiver by the lenders of a technical default under the Bank Agreement as a result of the Company’s failure to maintain a maximum ratio of total debt to earnings before interest, taxes, depreciation and amortization as of August 31 and September 30, 2009. There were no other material changes to the Bank Agreement.

Additionally, on October 18, 2009, we entered into an amendment to our senior secured subordinated note agreement with The Prudential Insurance Company of America (“Prudential”), pursuant to which Prudential agreed to accept repayment of its senior secured subordinated notes with a portion of the proceeds of our offering of 4.50% convertible notes and to waive our compliance with a ten-business day notice otherwise required for prepayment of such senior secured subordinated notes. We repaid all the senior secured subordinated notes on October 29, 2009. As a result of prepaying the senior secured subordinated notes, the Company recognized a charge of approximately $5.0 million related to the early payoff of such notes.

On October 28, 2009, we completed public offerings of 6,950,000 shares of common stock at $15.00 per share and $75 million aggregate principal amount of 4.50% convertible notes. We also granted the underwriters 30-day options to purchase a maximum of 1,042,500 additional shares of our common stock and a maximum of $11.25 million aggregate principal amount of additional 4.50% convertible notes, in each case, solely to cover over-allotments. The underwriters elected to purchase an additional $11.25 million aggregate principal amount of 4.50% convertible notes pursuant to this option, bringing the total amount of 4.50% convertible notes issued to $86.25 million. The Company used the aggregate net proceeds from these offerings to repay the outstanding indebtedness under its revolving bank credit facility and to repay all of its outstanding senior subordinated secured notes, and the Company will use the remaining portion of such net proceeds for general corporate purposes.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended September 30, 2008 and 2009

(Unaudited)

The 4.50% convertible notes are general senior, unsecured obligations of the Company and are convertible, under certain circumstances, into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The notes bear interest at a fixed rate of 4.50% per year, payable on May 1 and November 1 of each year, beginning May 1, 2010. The notes will mature on May 1, 2015.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are an independent oil and natural gas exploration and production company focused on the development of the Cotton Valley group of formations, specifically the Cotton Valley Sands layer in the Schuler formation and the Upper Bossier, Middle Bossier and Haynesville/Lower Bossier layers of Bossier formation (the “Haynesville/Bossier Shale” or “H/B”) in the Sabine Uplift, of the Carthage, North Field of Harrison and Panola counties of East Texas (our “core area”). As of September 30, 2009, we had identified 768 gross (520 net) potential undrilled Haynesville/Bossier Shale horizontal well locations across our acreage, assuming 80-acre well spacing, and approximately 2,000 net potential undrilled Cotton Valley Sands drilling locations across our acreage, assuming 20-acre well spacing. We currently have 401 gross (251 net) producing wells, of which 10 gross (9.9 net) are Haynesville/Bossier Shale horizontal wells, 325 gross (187.9 net) are Cotton Valley Sands wells, and 47 gross (39.5 net) Travis Peak/Hosston Sands & Pettit producers. These multiple resource layers provide high probability and the potential for repeatable, organic growth. We intend to use up to four operated drilling rigs to develop this contiguous, multi-layer gas resource play. We have invested over $100 million in infrastructure and operate over 81% of our reserves.

Our strategy is to grow shareholder value through Haynesville/Bossier Shale horizontal well development as well as Cotton Valley Sand wells, to continue acreage acquisitions in our core area, to focus on operational growth in and around our core area, and to convert our natural gas reserves to proved reserves, while maintaining balanced prudent financial management. To date, we have experienced a 100% success rate and have maintained low finding and development costs while primarily drilling Cotton Valley Sand vertical wells. Almost 100% of our 2009 capital expenditure budget is focused on our H/B horizontal drilling program.

The table below summarizes information concerning our activities in the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008.

Summary Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Production:
Oil (MBbls)	51	28	150	91
Natural gas (MMcf)	3,204	3,322	8,733	9,477
Gas equivalent production (MMcfe)	3,513	3,491	9,632	10,024
Average daily (MMcfe)	38.2	37.9	35.2	36.7

Average Sales Price:

Oil (per Bbl)
Wellhead price	$114.97	$63.93	$110.91	$51.18
Effect of hedges	(15.14)	16.89	(11.97)	21.11

Total	$99.83	$80.82	$98.94	$72.29

Natural gas (per Mcf)
Wellhead price	$10.42	$3.44	$10.61	$3.63
Effect of hedges	(0.66)	2.82	(0.67)	2.93

Total	$9.76	$6.26	$9.94	$6.56
Average sales price (per Mcfe)	$10.36	$6.61	$10.55	$6.86
Operating and Overhead Costs (per Mcfe):
Lease operating expenses	$1.17	$0.78	$1.11	$0.86
Production and severance taxes	0.47	0.08	0.49	(0.11)
General and administrative	1.31	1.38	1.24	1.45

Total	$2.95	$2.24	$2.84	$2.20

Cash Operating Margin (per Mcfe)	$7.41	$4.37	$7.71	$4.66

Other (per Mcfe):
Depreciation, depletion and amortization—oil and natural gas properties	$2.00	$1.70	$2.01	$1.86

Results of Operations—Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Oil and Natural Gas Sales. Oil and natural gas sales in the three months ended September 30, 2009 decreased 37% to $23.1 million compared to the three months ended September 30, 2008. This decrease was due to a 36% decrease in the average realized price of oil and natural gas, net of hedging activities. The average price per barrel of oil and Mcf of natural gas received (net of hedging) in the three months ended September 30, 2009 was $80.82 and $6.26, respectively, compared to $99.83 and $9.76, respectively, in the three months ended September 30, 2008. Production of oil for the three months ended September 30, 2009 decreased to 28 MBbls compared to 51 MBbls for the three months ended September 30, 2008, a decrease of 45%. The decrease in oil production is due to the natural decline in the Company’s Cotton Valley Sand vertical well production which has historically provided most of the Company’s oil production. H/B horizontal wells typically do not have oil production. Natural gas production for the three months ended September 30, 2009 increased to 3,322 MMcf compared to 3,204 MMcf for the three months ended September 30, 2008, an increase of 4%. The increase in natural gas production resulted from production related to nine producing H/B horizontal wells that were on-line during 2009. Production from H/B horizontal wells accounted for 53% of total production in the third quarter of 2009.

In the three months ended September 30, 2009, as a result of hedging activities, we recognized an increase in oil and natural gas sales of $0.5 million and $9.3 million, respectively, compared to a decrease in oil and natural gas sales of $0.8 million and $2.1 million, respectively, in the third quarter of 2008. In the third quarter of 2009, hedging increased the average natural gas and oil sales price by $2.82 per Mcf and $16.89 per Bbl compared to a decrease in natural gas sales price of $0.66 per Mcf and $15.14 per Bbl in the third quarter of 2008.

Lease Operations. Lease operations expense decreased $1.4 million, or 34.1%, in the three months ended September 30, 2009 to $2.7 million, compared to the three months ended September 30, 2008. Lease operations expense on an equivalent unit of production basis decreased $0.39 per Mcfe in the three months ended September 30, 2009 to $0.78 per Mcfe, compared to the three months ended September 30, 2008. The decrease in lease operating expenses on an equivalent unit basis resulted from an increase in H/B horizontal well production and cost control measures implemented during 2009. During the three months ended September 30, 2008, the Company incurred additional lease operating expenses related to several well workovers and road and compressor repairs. With little to no incremental increase in lease operating costs from a typical Cotton Valley vertical well, the significantly larger amount of production from a typical H/B horizontal well results in lower per unit lease operating costs.

Production and Severance Taxes. Production and severance taxes decreased 83% from $1.7 million in the three months ended September 30, 2008 to $0.3 million in the three months ended September 30, 2009. Production and severance tax expense decreased in comparison to the third quarter of 2008 due to a decrease in oil and natural gas prices between the two periods and the fact that more producing wells in the third quarter of 2009 have received production and severance tax exemptions. Upon approval by the State of Texas, certain wells, including our H/B horizontal wells, are exempt from severance taxes for a period of ten years and we expect this to continue to reduce our expense going forward.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased $0.5 million, or 5%, to $7.8 million in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The oil and gas properties depreciation, depletion and amortization rate per equivalent unit of production was $1.70 per Mcfe in the three months ended September 30, 2009 compared to $2.00 per Mcfe in the three months ended September 30, 2008. This decrease is due primarily to a lower cost basis in oil and gas properties subject to amortization due to previously recorded impairment charges as a result of lower oil and natural gas prices at year end 2008 and March 31, 2009.

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2009 was $4.8 million compared to $4.6 million for the three months ended September 30, 2008, an increase of $0.2 million, or 5%. General and administrative expense per equivalent unit of production was $1.38 per Mcfe for the three months ended September 30, 2009 compared to $1.31 per Mcfe for the three months ended September 30, 2008. A significant portion of the Company’s general and administrative expense is related to non-cash compensation expense. Non-cash compensation expense for the three months ended September 30, 2009 and 2008 was $1.4 million or 29% of total general and administrative expenses and $1.0 million or 21% of total general and administrative expenses, respectively. General and administrative expenses have not historically varied in direct proportion to oil and natural gas production because certain types of general and administrative expenses are non-recurring or fixed in nature. The Company expects general and administrative expenses on a per Mcfe basis to decrease as production increases.

Interest. Interest expense for the three months ended September 30, 2009 was $4.2 million compared to approximately $3.6 million for the three months ended September 30, 2008. This increase is primarily due to a greater amount of outstanding debt during the three months ended September 30, 2009. Interest expense for the three months ended September 30, 2008 and 2009 includes non-cash interest expense of $757,000 and $846,000, respectively related to the amortization of the convertible notes and the adoption of FASB ASC 470-20, Accounting for Convertible Debt Instruments that May Be Settled in Cash Upon Conversion.

Income Taxes. Income tax for the three months ended September 30, 2009 was an expense of $4.5 million as compared to an expense of $4.7 million in the three months ended September 30, 2008. The tax expense for the three months ended September 30, 2009 was due to $4.6 million of deferred tax expense relating to a valuation allowance for federal net operating loss carryforwards that increased our tax expense.

Results of Operations—Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Oil and Natural Gas Sales. Oil and natural gas sales in the nine months ended September 30, 2009 decreased 32% to $68.7 million compared to the nine months ended September 30, 2008. This decrease was due to a 35% decrease in the average realized price of oil and natural gas, net of hedging activities, partially offset by a 4% increase in production. The average price per barrel of oil and Mcf of natural gas received (net of hedging) in the nine months ended September 30, 2009 was $72.79 and $6.56, respectively, compared to $98.94 and $9.94, respectively, in the nine months ended September 30, 2008. Production of oil for the first nine months of 2009 decreased to 91MBbls compared to 150 MBbls for the first nine months of 2008, a decrease of 39%. The decrease in oil production is due to the natural decline in the Company’s Cotton Valley Sand vertical well production which has historically provided most of the Company’s oil production. H/B horizontal wells typically do not have oil production. Natural gas production for the first nine months of 2009 increased to 9,477 MMcf compared to 8,733 MMcf for the first nine months of 2008, an increase of 9%. The increase in natural gas production resulted from production related to nine producing H/B horizontal wells that were on-line during the first nine months of 2009. Production from H/B horizontal wells accounted for 30% of total production in the first nine months of 2009.

In the nine months ended September 30, 2009, as a result of hedging activities, we recognized an increase in oil and natural gas sales of $1.9 million and $27.7 million, respectively, compared to a decrease in oil and natural gas sales of $1.8 million and $5.8 million, respectively, in the first nine months of 2008. In the first nine months of 2009, hedging increased the average natural gas and oil sales price by $2.93 per Mcf and $21.11 per Bbl compared to a decrease in natural gas sales price of $0.67 per Mcf and $11.97 per Bbl in the first nine months of 2008.

Lease Operations. Lease operations expense decreased $2.1 million, or 19%, in the nine months ended September 30, 2009 to $8.6 million, compared to $10.7 million in the nine months ended September 30, 2008. Lease operations expense on an equivalent unit of production basis decreased $0.25 per Mcfe in the nine months ended September 30, 2009 to $0.86 per Mcfe, compared to the nine months ended September 30, 2008. The decrease in lease operating expenses on an equivalent unit basis resulted from an increase in H/B horizontal well production and cost control measures implemented during the first nine months of 2009. With little to no incremental increase in lease operating costs from a typical Cotton Valley vertical well, the significantly larger amount of production from a typical H/B horizontal well will result in lower per unit lease operating costs.

Production and Severance Taxes. As a result of the recognition of severance tax refunds of approximately $2.0 million in the nine months ended September 30, 2009, production and severance taxes decreased 123% from an expense of $4.7 million in the nine months ended September 30, 2008 to income of $1.1 million in the nine months ended September 30, 2009. Upon approval by the State of Texas, certain wells, including our H/B horizontal wells, are exempt from severance taxes for a period of ten years and we expect this to reduce our expense going forward. Excluding the production and severance tax refunds received in the first nine months of 2009, production and severance tax expense decreased in comparison to the first nine months of 2008 due to a decrease in oil and natural gas prices between the two periods and the fact that more producing wells in the first nine months of 2009 have received the production and severance tax exemptions.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $1.6 million, or 7%, to $24.4 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase in expense is due to the increase in depreciation related to property and equipment. The oil and gas properties depreciation, depletion and amortization rate per equivalent unit of production was $1.86 per Mcfe in the nine months ended September 30, 2009 compared to $2.01 per Mcfe in the nine months ended September 30, 2008. This decrease in the rate per Mcfe is due to a lower cost basis in oil and gas properties subject to amortization due to previously recorded impairment charges as a result of lower oil and gas prices at year end 2008 and at March 31, 2009.

Impairment and other writedowns. As a result of lower oil and natural gas prices from year-end 2008, we recognized an impairment charge on oil and gas properties of $180.3 million in the nine months ended September 30, 2009. In addition, as a result of the decline in oil and natural gas related material costs, we recognized a writedown of $6.2 million on pipeline related inventories in this nine month period. The Company may be required to recognize additional impairment charges or writedowns in future reporting periods if market prices for oil or natural gas and material costs continue to decline.

General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2009 was $14.6 million compared to $12.0 million for the nine months ended September 30, 2008, an increase of $2.6 million, or 22%. A $1.2 million allowance for bad debt was recognized in the second quarter of 2008 related to the bankruptcy of one of our crude oil purchasers. The allowance was subsequently adjusted downward in the third quarter of 2008 to $748,000. However, due to an unfavorable bankruptcy court ruling, we recognized $0.5 million additional bad debt expense in the second quarter of 2009. The reduction in bad debt expense between 2008 and 2009 was offset by an increase in non-cash compensation expense and an increase in administrative and supervisory personnel. General and administrative expense per equivalent unit of production was $1.45 per Mcfe for the nine months ended September 30, 2009 compared to $1.24 per Mcfe for the comparable period in 2008. Excluding the provisions for bad debt expense and non-cash compensation, general administrative expense for the nine months ended September 30, 2008 and 2009 would have been $0.95 per Mcfe and $1.04 per Mcfe, respectively. General and administrative expense has not historically varied in direct proportion to oil and natural gas production because certain types of general and administrative expenses are non-recurring or fixed in nature. In the second half of 2008, the Company added key employees to execute an H/B horizontal drilling program. As a result, personnel costs have increased in comparison to the first nine months of 2008. The Company expects general and administrative expenses on a per Mcfe basis to decrease as production increases.

Interest. Interest expense for the nine months ended September 30, 2009 was $12.1 million compared to $10.3 million for the nine months ended September 30, 2008. This increase is primarily due to a greater amount of outstanding debt during the nine months ended September 30, 2009. Interest expense for the nine months ended September 30, 2008 and 2009 includes non-cash interest expense of $1.9 million and $2.7 million, respectively related to the amortization of the 5.00% convertible notes and the adoption of FASB ASC 470-20, Accounting for Convertible Debt Instruments that May Be Settled in Cash Upon Conversion.

Income Taxes. Income tax for the nine months ended September 30, 2009 was a benefit of $43.7 million as compared to an expense of $13.2 million in the nine months ended September 30, 3008. The effective tax rates for the nine months ended September 30, 2008 and 2009 were 32% and 24%, respectively. The decrease in the effective tax rate in the nine months ended September 30, 2009 was due to $17.3 million of deferred tax expense relating to a valuation allowance for federal net operating loss carryforwards that reduced our tax benefit. Excluding the deferred tax expense for the valuation allowance, our effective income tax rate would have been approximately 34%.

Net Income and Net Income Per Share

For the three months ended September 30, 2009 and 2008, we reported a net loss of $2.8 million and net income of $9.6 million, respectively, a decrease of 129%. Net loss applicable to common stock for the three months ended September 30, 2009 was $3.9 million compared to net income of $8.5 million for the three months ended September 30, 2008, a decrease of 146%. Net loss per basic and fully diluted share was $0.19 for the third quarter of 2009 compared to net income of $0.57 and $0.50 respectively, per basic and fully diluted share for the third quarter of 2008. Weighted average fully-diluted shares outstanding increased by 24% from 17,099,929 shares in the third quarter of 2008 to 21,160,616 shares in the third quarter of 2009.

For the nine months ended September 30, 2009 and 2008, we reported a net loss of $135.4 million and net income of $28.2 million, a decrease of 580%. Net income (loss) applicable to common stock for the nine months ended September 30, 2009 and 2008 was $(138.9) million and $24.7 million, respectively, a decrease of 662%. Net income (loss) per basic and fully diluted share was $(7.61) and $(7.60) respectively, for the nine months of 2009 compared to $1.79 and $1.62 respectively, for the nine months of 2008. Weighted average fully-diluted shares outstanding increased by 20% from 15,224,742 shares in the first nine months of 2008 to 18,278,639 shares in the first nine months of 2009.

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

We continually review our drilling and capital expenditure plans and may change the amount we spend based on industry conditions and the availability of capital. In response to the changing economic environment, we have revised our capital expenditure budget throughout 2009, and we now expect expenditures of approximately $175.0 million for 2009, a decrease from $220 million budgeted at the beginning of the year. In the nine months ended September 30, 2009, our capital expenditures were $138.3 million of which $82.3 million was for drilling and completing H/B horizontal wells; $9.2 million was for rig delay fees; $9.3 million on Cotton Valley and Travis Peak drilling and other drilling related expenditures including tubular inventory and $37.5 million was related to leasehold and infrastructure costs. In the nine months ended September 30, 2009, we had nine H/B horizontal well completions.

In the last three months of 2009, we expect to have capital expenditures of approximately $36.7 million primarily related to drilling and completing H/B horizontal wells. Our current capital expenditure budget for the rest of 2009 assumes two operated rigs drilling H/B horizontal wells, the most recent of which we activated on October 15, 2009. We do not expect to have significant infrastructure or inventory expenditures in the last three months of 2009. We expect to complete 2 wells drilled in the second and third quarter, drill and complete 2 H/B horizontal wells and begin drilling 2 H/B horizontal wells in the fourth quarter of 2009.

During 2009, we have accessed the capital markets and sold non-core assets to fund our H/B horizontal drilling program. In May 2009, we were successful in raising $65 million from the sale of 5.75 million shares of common stock. In October 2009, we were again successful in raising $190 million, before estimated expenses of $9 million, from the sale of 6.95 million shares of common stock and the issuance of $86 million aggregate principal amount of 4.50% convertible notes. In addition to these capital market transactions, we received $36 million in November 2009 from the partial monetization of our mid-stream assets in the Endeavor Gathering transactions. We expect that this capital raised during 2009 will be sufficient to fund a four rig drilling program through the point at which our discretionary cash flows will exceed our capital expenditures. We will continually adjust our capital expenditures based on the current commodity price environment to ensure that we have adequate liquidity in cash and/or with availability under our revolving bank credit facility. We anticipate using various derivative contracts such as puts, put spreads, and collars to mitigate natural gas and crude oil price risk on 60% to 80% of our expected production over a rolling 36 month period.

Anticipated 2010 capital expenditure guidance ranges from $190 million for a three H/B Hz rig drilling program to $240 million if the fourth contracted rig begins H/B Hz drilling in late March 2010 as currently scheduled. Due to the recent capital raising activities exceeding the original offering amounts, we have the potential to increase the 2010 capital expenditure guidance by approximately $25 million, if we elect to participate in additional proposed non-operated wells.

Cash Flow—Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

In the nine months ended September 30, 2009 and 2008, we spent $138.3 million and $216.1 million, respectively, for oil and gas acquisitions and development activities, including the acquisition of property and equipment. These investments were funded during the nine months ended September 30, 2009 by cash flow from operations, borrowing under our revolving bank credit facility and proceeds from the issuance of common stock and 4.50% convertible notes. Cash flow provided by operating activities in the nine months ended September 30, 2009 and 2008 was $31.7 million and $58.8 million, respectively. The decrease in net cash provided by operating activities is due to a decrease in income from operations caused by lower oil and natural gas prices.

Revolving Bank Credit Facility and Other Debt

Revolving Bank Credit Facility. We have a secured revolving bank credit facility, which matures on July 15, 2011 and provides for a line of credit of up to $250 million (the “commitment”), subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves (“borrowing base”). The amount of credit available at any one time under the credit facility is the lesser of the borrowing base or the amount of the commitment. On June 5, 2009, we completed our semi-annual redetermination of our revolving credit facility borrowing base. As a result, the borrowing base was amended to $175 million, as compared to the prior level of $190 million. Also in connection with this amendment, the interest rate applicable to borrowings under our revolving bank credit facility was increased and we agreed to an additional financial covenant relating to our ratio of total debt to EBITDA. At September 30, 2009, the amount outstanding under our revolving bank credit facility was $124 million.

Effective as of October 17, 2009, we amended the terms of our revolving bank credit facility to document our lenders’ consent to the Endeavor Gathering joint venture transaction. In addition, this amendment decreased our borrowing base under the revolving bank credit facility from $175 million to $140 million upon the closing of the Endeavor Gathering joint venture transaction effective on November 1, 2009, based on the release by the lenders of the contributed assets from the collateral pledged in support of the indebtedness under the revolving credit facility. As part of the amendment, we also agreed to the inclusion of certain covenants in the revolving credit facility that prohibit the creation of certain debt or the creation of incurrence of certain liens by Endeavor Gathering.

In addition to the amendments relating to the Endeavor Gathering joint venture transaction, this amendment also amended the terms of the revolving bank credit facility to: (i) permit us to offer and sell our 4.50% convertible notes and to make certain related changes to provisions of the revolving bank credit facility restricting us from (a) selling 4.50% convertible notes with an aggregate principal amount greater than the amount received by us in our concurrent offering of common stock, and (b) making any payment of principal or interest on the 4.50% convertible notes if we are in default under the revolving bank credit facility at the time or if any such a payment would cause a default; and (ii) remove the minimum net worth covenant previously imposed on us under the revolving bank credit facility. Lastly, the amendment included a waiver by the lenders of a technical default as a result of our failure to maintain a maximum ratio of total debt to earnings before interest, taxes, depreciation and amortization as of August 31 and September 30, 2009. There were no other material changes to the revolving bank credit facility. See Note H to the Interim Financial Statements.

The terms of the revolving bank credit facility are more fully described in our 2008 10-K and our Forms 8-K filed on September 8 and October 17, 2009. The revolving bank credit facility contains various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sale of assets, mergers and consolidations, dividends and distributions, and changes in management and require the maintenance of various financial ratios. We were in compliance with, or received waivers for, all financial and nonfinancial covenants at September 30, 2009.

We expect to complete a semi-annual redetermination of our revolving bank credit facility borrowing base in November 2009. We do not anticipate a material change in our borrowing base. Our lending bank group consists of Capital One, N.A., Bank of America, BNP Paribas, Union Bank, N.A., Compass Bank, and Fortis Capital Corp.

Senior Secured Subordinated Notes and Unsecured Convertible Notes. In July 2007, we issued $30 million of 7.58% Series A Notes due July 31, 2012 (“senior secured subordinated notes”) which were secured by a second lien on all of our assets. On October 18, 2009 we entered into an amendment to our senior secured subordinated notes which allowed repayment of the senior secured subordinated notes. The senior secured subordinated notes were repaid on October 29, 2009. We also have outstanding $125 million of 5.00% convertible notes that we issued in February 2008 and $86.25 million of 4.50% convertible notes that we issued in October 2009. The 5.00% convertible notes and 4.50% convertible notes are unsecured. The terms of the senior secured subordinated notes and the 5.00% convertible notes are more fully described in our 2008 10-K. The terms of the 4.50% convertible notes are more fully described in our 8-K filed on October 28, 2009. We were in compliance with the terms of the 5.00% convertible notes at September 30, 2009. See Note H to the Interim Financial Statements.

Working Capital

At September 30, 2009, we had a working capital deficit of $14.3 million. Including availability under our credit facility, our working capital as of September 30, 2009 would have been $36.7 million.

Price Risk Management

See Part I, Item 3 – Quantitative and Qualitative Disclosure about Market Risk.

Critical Accounting Policies

Our critical accounting policies are summarized in our 2008 10-K. There have been no changes in those policies.

Contractual Obligations

During the quarter ended September 30, 2009, there were no significant changes in our contractual obligations from those disclosed in our 2008 10-K, other than in the ordinary course of business except for two agreements we entered into during the second quarter of 2009. We entered into a firm transportation and a firm sales contract for various terms through 2020. Under these contracts, we are obligated to transport or sell minimum daily gas volumes, as calculated on a monthly basis, or pay for any deficiencies, at a set rate. The firm transportation contract for 50 Mmbtu per day commences with the completion of a pipeline expected to be completed in the first quarter of 2010. The sales contract was effective in September, 2009 for 15 Mmbtu per day and increases through 2014 up to 100 Mmbtu per day. Obligations for these contracts are approximately $6 million per year beginning in 2010 through 2020.

In October 2009, the Company purchased $6.00 put options on 1.9 Bcf, 11.1 Bcf, and 13.4 Bcf, respectively, of 2010, 2011, and 2012 natural gas production. The cost per MMbtu of these put options was $0.7725 for a total cost of $20.4 million which will be paid in the month the contract is settled. In November 2009, the Company sold $4.00 puts on 0.965 Bcf of 2010 natural gas production and received approximately $162,000. The Company anticipates selling additional puts and calls on these volumes over the three year period to recover the cost of these purchased puts.

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

Following is a summary of the outstanding crude oil and natural gas derivative contracts we had in place as of September 30, 2009:

Effective Date	Maturity Date	Notional Amount Per Month	Remaining Notional Amount as of September 30, 2009	Additional Put Options	Floor	Ceiling	Designation under ASC 815
Natural Gas (MMBtu):
6/1/2008	12/31/2009	100,000	300,000	$3.50	$9.50	$12.20	Cash flow hedge
1/1/2008	12/31/2009	100,000	300,000	$3.50	$7.50	$8.15	Cash flow hedge
4/1/2009	12/31/2009	200,000	600,000	$3.50	$7.50	$9.17	Cash flow hedge
1/1/2009	12/31/2009	128,666	386,000	$3.50	$7.50	$8.60	Cash flow hedge
1/1/2009	12/31/2009	250,000	750,000	$3.50	$6.50	$—	N/A
10/1/2009	10/31/2009	150,000	150,000	$—	$4.07	$4.07	Cash flow hedge
11/1/2009	12/31/2009	300,000	600,000	$4.00	$5.00	$6.15	Cash flow hedge
1/1/2010	12/31/2010	471,833	5,662,000	$5.00	$7.50	$—	Cash flow hedge
1/1/2010	12/31/2010	471,833	5,661,996	$4.00	$5.50	$7.00	N/A
1/1/2010	12/31/2010	25,000	300,000		$—	$8.50	N/A
1/1/2011	12/31/2011	188,781	2,265,372		$—	$8.00	N/A
1/1/2011	3/31/2011	200,000	600,000	$5.50	$7.00	$8.90	Cash flow hedge
4/1/2011	10/31/2011	200,000	1,400,000	$5.00	$6.50	$8.30	Cash flow hedge
11/1/2011	3/31/2012	200,000	1,000,000	$5.50	$7.00	$10.10	Cash flow hedge
Oil (Bbls):
1/1/2009	12/31/2009	5,000	15,000		$100.00	$134.00	Cash flow hedge

In October 2009, the Company purchased $6.00 put options on 1.9 Bcf, 11.1 Bcf, and 13.4 Bcf, respectively, of 2010, 2011, and 2012 natural gas production. The cost per MMbtu of these put options was $0.7725 for a total cost of $20.4 million which will be paid in the month the contract is settled. In November 2009, the Company sold $4.00 puts on 0.965 Bcf of 2010 natural gas production and received approximately $162,000. The Company anticipates selling additional puts and calls on these volumes over the three year period to recover the cost of these purchased puts.

The fair value of our natural gas and oil derivative contracts in effect at September 30, 2009 was $14.1 million, of which $14.7 million was classified as a current asset, $1.1 was classified as a long-term asset and included in other assets and $1.7 was classified as a long-term liability and included in other liabilities at September 30, 2009.

Based on the monthly notional amount for natural gas in effect at September 30, 2009, a hypothetical $1.00 increase in natural gas prices would have decreased the fair value of our natural gas swaps and options by $21.5 million and a $1.00 decrease in natural gas prices would increase the fair value of our natural gas swaps and option by $23.6 million. Based on the monthly notional amount for crude oil in effect at September 30, 2009, a hypothetical $1.00 increase in oil prices would have decreased the fair value of our oil swap by $15,000 and a $1.00 decrease in oil prices would increase the fair value of our oil swap by $15,000.

Interest Rate Risk

As of September 30, 2009, we had $124.0 million of long-term debt outstanding under our revolving bank credit facility. The revolving bank credit facility matures in July 2011 and is governed by a borrowing base calculation that is redetermined periodically. We have the option to elect interest at either (a) a base rate tied to the greatest of (i) the prime rate as published in The Wall Street Journal plus a margin ranging from 1% to 2% based on the amount of the loan outstanding in relation to the borrowing base, (ii) the federal funds rate plus a margin ranging from 3.25% to 4.75% based on the amount of the loan outstanding in relation to the borrowing base, or (iii) the one-month LIBO rate plus a margin ranging from 2.75% to 4.25% based on the amount of the loan outstanding in relation to the borrowing base (payable monthly), or (b) the LIBO rate plus a margin ranging from 2.75% to 4.25% based on the amount of the loan outstanding in relation to the borrowing base for a period of one, two or three months (payable at the end of such period). As a result, our interest costs fluctuate based on short-term interest rates relating to our revolving bank credit facility. Based on borrowings outstanding at September 30, 2009, a 100 basis point change in interest rates would change our annual interest expense by approximately $1,240,000. We had no interest rate derivatives during 2009.

Our $125 million of 5.00% convertible notes and $86.25 million of 4.50% convertible notes have fixed interest rates of 5.00% and 4.50%, respectively.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of our common stock during the three months ended September 30, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the plans or Programs
July 1, 2009 to July 31, 2009	—	$—	—	—
August 1, 2009 to August 31, 2009	—	—	—	—
September 1, 2009 to September 30, 2009	720	$15.44	—	—

(1)

The number of shares of our common stock repurchased reflects the number of shares surrendered to the Company to pay withholding taxes in connection with the vesting of employee restricted stock awards.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GMX RESOURCES INC.
(Registrant)

Date: November 9, 2009	/s/ James A. Merrill
James A. Merrill
Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of GMX Resources Inc.	SB-2	353-49328	3.1	11/06/2000

3.2	Amended and Restated Bylaws of GMX Resources Inc	8-K	001-32997	3.2	11/04/2008

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of GMX Resources Inc.	8-K	000-32325	3.1	05/18/2005

3.4	Certificate of Designation of 9.25% Series B Cumulative Preferred Stock	8-A12B	001-32977	4.1	08/08/2006

4.1(a)	Rights Agreement dated May 17, 2005 by and between GMX Resources Inc. and UMB Bank, N.A., as Rights Agent	8-K	000-32325	4.1	05/18/2005

4.1(b)	Amendment No. 1 to Rights Agreement dated February 1, 2008	8-A/A	001-32977	4.1	02/21/2008

4.1(c)	Amendment No. 2 to Rights Agreement dated October 30, 2008	8-A/A	001-32977	1	11/17/2008

4.2	Indenture dated February 15, 2008, between GMX Resources Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	001-32977	4.1	02/15/2008

4.3	Indenture dated October 28, 2009, between GMX Resources Inc. and The Bank of New York Mellon Trust Company, N.A. as trustee	8-K	001-32977	4.1	10/28/2009

4.4	Supplemental Indenture dated October 28, 2009, between GMX Resources Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-32977	4.2	10/28/2009

10.1	Amended and Restated Stock Option Plan	10-Q	001-32977	10.1	11/09/2007

10.2	Form of Director Indemnification Agreement	SB-2	333-49328	10.5	11/06/2000

10.3(a)	Participation Agreement dated December 29, 2003 by and among Penn Virginia Oil & Gas Company, the Company and its wholly owned subsidiaries	8-K	000-32325	10.1	12/31/2003

10.3(b)	First Amendment dated February 27, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.1	09/14/2004

10.3(c)	Second Amendment dated May 9, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.2	09/14/2004

10.3(d)	Third Amendment dated April 6, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.3	09/14/2004

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.3(e)	Fourth Amendment dated August 11, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.4	09/14/2004

10.3(f)	Fifth Amendment dated effective January 1, 2005 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation	10-QSB	000-32325	10.6(e)	05/12/2005

10.3(g)	Sixth Amendment dated effective January 1, 2006, to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.1	01/20/2006

10.4(a)	Third Amended and Restated Loan Agreement dated June 12, 2008 between GMX Resources Inc., Capital One, National Association, and Union Bank of California, N.A.	8-K	001-32977	10.1	06/18/2008

10.4(b)	First Amendment to Restated Loan Agreement dated October 29, 2008 between GMX Resources Inc., Capital One, National Association, and Union Bank of California, N.A.	10-Q	001-32977	10.4(b)	01/10/2008

10.4(c)	Second Amendment to Restated Loan Agreement dated November 12, 2008 among GMX Resources Inc., Capital One, National Association, and Union Bank of California, N.A.	8-K	001-32977	10.5	03/02/2009

10.4(d)	Third Amendment to Restated Loan Agreement dated February 27, 2009 between GMX Resources, Inc., and Capital One, National Association, and Union Bank of California, N.A.	8-K	001-32977	10.2	03/02/2009

10.4(e)	Fourth Amendment to Restated Loan Agreement dated June 3, 2009 among GMX Resources, Inc., Capital One, National Association, Union Bank, N.A., BNP Paribas and Compass Bank	8-K	001-32977	10.1	06/08/2009

10.4(f)	Fifth Amendment to Restated Loan Agreement and Waiver dated as of October 17, 2009, among GMX Resources Inc., Capital One, National Association, as Administrative Agent, and the banks named therein	8-K	001-32977	10.1	10/20/2009

10.6	Gas Gathering and Processing Agreement effective January 31, 2008 between PVR East Texas Gas Processing LLC and GMX Resources Inc.	8-K	001-32977	10.1	02/01/2008

10.7	Purchase Agreement dated February 11, 2008, between GMX Resources Inc. and Jefferies & Company, Inc., as representative of the Initial Purchasers named therein	8-K	001-32977	10.1	02/15/2008

10.8	Share Lending Agreement dated February 11, 2008, between GMX Resources Inc., Jefferies Funding LLC and Jefferies & Company, Inc., as collateral agent	8-K	001-32977	10.3	02/15/2008

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.9	Registration Rights Agreement dated February 11, 2008, between GMX Resources Inc. and Jefferies Funding LLC	8-K	001-32977	10.4	02/15/2008

10.10	2008 Long-Term Incentive Plan	8-K	001-32977	10.1	06/16/2008

10.11	Underwriting Agreement dated July 17, 2008, between GMX Resources Inc. and Jefferies & Company, Inc., as Representative	8-K	001-32977	1.1	07/21/2008

10.12	Purchase Agreement dated May 13, 2009, between GMX Resources Inc. and Merrill Lynch & Co., as Representative	8-K	001-32977	1.1	05/18/2008

10.13	Underwriting Agreement dated October 22, 2009, between GMX Resources Inc. and Credit Suisse Securities (USA) LLC, as representative of the several underwriters named therein	8-K	001-32977	1.1	10/28/2009

10.14	Underwriting Agreement dated October 22, 2009, between GMX Resources Inc. and Credit Suisse Securities (USA) LLC, as representative of the several underwriters named therein	8-K	001-32977	1.2	10/28/2009

10.15	Purchase Agreement dated October 16, 2009, between GMX Resources Inc. and Kinder Morgan Endeavor LLC	8-K	001-32977	10.1	10/19/2009

10.16	Amended and Restated Limited Liability Company Agreement of Endeavor Gathering LLC dated effective November 1, 2009, between GMX Resources Inc. and Kinder Morgan Endeavor LLC	8-K	001-32977	10.1	11/5/2009

10.17	Pipeline Operating Agreement dated effective November 1, 2009, between Endeavor Gathering LLC and Endeavor Pipeline Inc.	8-K	001-32977	10.2	11/5/2009

10.18	Gas Gathering Agreement dated effective November 1, 2009, among GMX Resources Inc., Endeavor Pipeline Inc. and Endeavor Gathering LLC.	8-K	001-32977	10.3	11/5/2009

31.1	Rule 13a-14(a) Certification of Chief Executive Officer		001-32977			*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer		001-32977			*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350		001-32977			*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350		001-32977			*