Form 10-Q
period 2010-03-31
GMX RESOURCES INC
filed 2010-05-10
CIK 1127342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s common stock as of May 5, 2010 was 30,789,767, which included 2,640,000 shares under a share loan which will be returned to the registrant upon conversion of certain outstanding convertible notes.

GMX Resources Inc.

Form 10-Q

For the Quarter Ended March 31, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

GMX Resources Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

(Unaudited)

	December 31, 2009	March 31, 2010
	(as adjusted)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,554	$9,017
Accounts receivable – interest owners	1,233	931
Accounts receivable – oil and natural gas revenues, net	9,340	6,993
Derivative instruments	12,252	20,901
Inventories	326	326
Prepaid expenses and deposits	4,506	5,090

Total current assets	63,211	43,258

OIL AND NATURAL GAS PROPERTIES, BASED ON THE FULL COST METHOD
Properties being amortized	756,412	790,714
Properties not subject to amortization	39,789	43,786
Less accumulated depreciation, depletion, and impairment	(464,872)	(470,093)

	331,329	364,407

PROPERTY AND EQUIPMENT, AT COST, NET	101,755	103,024
DERIVATIVE INSTRUMENTS	17,292	23,553
OTHER ASSETS	8,484	7,439

TOTAL ASSETS	$522,071	$541,681

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,180	$22,700
Accrued expenses	12,907	12,071
Accrued interest	3,361	2,605
Revenue distributions payable	4,434	5,884
Current maturities of long-term debt	48	48

Total current liabilities	39,930	43,308

LONG-TERM DEBT, LESS CURRENT MATURITIES	190,230	191,389
DEFERRED PREMIUMS ON DERIVATIVE INSTRUMENTS	16,299	14,635
OTHER LIABILITIES	7,151	7,151
EQUITY:
Preferred stock, par value $.001 per share, 10,000,000 shares authorized:
Series A Junior Participating Preferred Stock 25,000 shares authorized, none issued and outstanding	—	—
9.25% Series B Cumulative Preferred Stock, 3,000,000 Shares authorized, 2,000,000 shares issued and outstanding (aggregate liquidation preference $50,000,000)	2	2
Common stock, par value $.001 per share – 50,000,000 shares authorized, 31,214,968 shares issued and outstanding in 2009 and 30,787,947 shares issued and outstanding in 2010	31	31
Additional paid-in capital	522,645	525,694
Accumulated deficit	(284,745)	(280,930)
Accumulated other comprehensive income, net of taxes	8,447	18,062

Total GMX Resources’ equity	246,380	262,859
Noncontrolling interest	22,081	22,339

Total equity	268,461	285,198

TOTAL LIABILITIES AND EQUITY	$522,071	$541,681

See accompanying notes to consolidated financial statements.

GMX Resources Inc. And Subsidiaries

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2010
	(as adjusted)
OIL AND GAS SALES	$22,826	$21,300
EXPENSES:
Lease operations	3,153	3,111
Production and severance taxes	(1,660)	710
Depreciation, depletion, and amortization	8,860	6,370
Impairment of oil and natural gas properties	138,078	—
General and administrative	4,445	7,187

Total expenses	152,876	17,378

Income (loss) from operations	(130,050)	3,922

NON-OPERATING INCOME (EXPENSES):
Interest expense	(4,056)	(4,229)
Interest and other income	19	24
Unrealized losses on derivatives	(343)	(221)

Total non-operating expense	(4,380)	(4,426)

Income (loss) before income taxes	(134,430)	(504)

INCOME TAX BENEFIT	2,428	5,788

NET INCOME (LOSS)	(132,002)	5,284
Net income attributable to noncontrolling interest	—	313

NET INCOME (LOSS) APPLICABLE TO GMX RESOURCES	(132,002)	4,971
Preferred stock dividends	1,156	1,156

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(133,158)	$3,815

EARNINGS (LOSS) PER SHARE – Basic	$(8.67)	$0.14

EARNINGS (LOSS) PER SHARE – Diluted	$(8.67)	$0.14

WEIGHTED AVERAGE COMMON SHARES – Basic	15,354,680	28,097,699

WEIGHTED AVERAGE COMMON SHARES – Diluted	15,354,680	28,097,699

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2010
	(as adjusted)
CASH FLOWS DUE TO OPERATING ACTIVITIES
Net income (loss)	$(132,002)	$5,284
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	8,860	6,370
Impairment of oil and natural gas properties	138,078	—
Deferred income taxes	(2,428)	(5,757)
Non-cash compensation expense	1,046	2,435
Other	650	1,923
Decrease (increase) in:
Accounts receivable	2,719	2,649
Inventory and prepaid expenses	234	(398)
Increase (decrease) in:
Accounts payable and accrued liabilities	(8,193)	(2,646)
Revenue distributions payable and other liabilities	(1,121)	601

Net cash provided by operating activities	7,843	10,461

CASH FLOWS DUE TO INVESTING ACTIVITIES
Purchase of oil and natural gas properties	(64,659)	(32,730)
Purchase of property and equipment	(5,847)	(3,026)

Net cash used in investing activities	(70,506)	(35,756)

CASH FLOW DUE TO FINANCING ACTIVITIES
Advances on revolving bank credit facility	65,000	—
Payments on debt	(36)	(31)
Dividends paid on Series B preferred stock	(1,156)	(1,156)
Other	—	(55)

Net cash provided by (used in) financing activities	63,808	(1,242)

NET INCREASE (DECREASE) IN CASH	1,145	(26,537)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,716	35,554

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,861	$9,017

SUPPLEMENTAL CASH FLOW DISCLOSURE
CASH PAID DURING THE PERIOD FOR:
INTEREST, Net of amounts capitalized	$4,479	$2,750
INCOME TAXES, Paid (Received)	$—	$(31)

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2010
	(as adjusted)
Net income (loss) applicable to GMX Resources	$(132,002)	$4,971

Other comprehensive income (loss), net of income tax:
Change in fair value of derivative instruments, net of income tax of $5,705 and $6,190, respectively	11,074	12,017
Reclassification of gain on settled contracts, net of income taxes ($2,617) and ($1,238), respectively	(5,081)	(2,402)

Comprehensive income (loss)	(126,009)	9,615
Comprehensive income attributable to the noncontrolling interest	—	—

Comprehensive income (loss) applicable to GMX Resources	$(126,009)	$14,586

See accompanying notes to consolidated financial statements.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended March 31, 2009 and 2010

(Unaudited)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements and notes thereto of GMX Resources Inc. and subsidiaries (collectively “GMXR”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in GMXR’s 2009 Annual Report on Form 10-K (“2009 10-K”).

In the opinion of GMXR’s management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated balance sheet of GMXR as of March 31, 2010, and the results of its operations and its cash flows for the three months ended March 31, 2010 and 2009.

Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing the net income (loss) applicable to common stock by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is calculated in the same manner, but also considers the impact to net income (loss) and common shares for the potential dilution from our convertible notes, outstanding stock options and non-vested restricted stock awards. Due to depressed share prices, there were no dilutive shares from the 5.00% convertible notes, outstanding stock options or non-vested restricted stock awards at March 31, 2009 or 2010. Additionally, using the if-converted method, no dilutive shares from the 4.50% convertible notes were included in the computation of diluted earnings per share for the three months ended March 31, 2010.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for its oil and natural gas properties and activities. Accordingly, the Company capitalizes all costs incurred in connection with the acquisition, exploration and development of oil and natural gas properties. The Company capitalizes internal costs that can be directly identified with exploration and development activities, but does not include any costs related to production, general corporate overhead, or similar activities. Capitalized costs include geological and geophysical work, 3D seismic, delay rentals, drilling and completing and equipping oil and gas wells, including salaries and benefits and other internal costs directly attributable to these activities. Also included in oil and natural gas properties are tubular and other lease and well equipment of $32.2 million and $32.9 million at December 31, 2009 and March 31, 2010, respectively, that have not been placed in service but for which we plan to utilize in our on-going exploration and development activities.

Capitalized costs are subject to a “ceiling test,” which limits the net book value of oil and natural gas properties less related deferred income taxes to the estimated after-tax future net revenues discounted at a 10-percent interest rate. The lower of cost or fair value of unproved properties is added to the future net revenues less income tax effects. Future net revenues are calculated using prices that represent the average of the first day of the month price for the 12-month period prior to the end of the period. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including the effects of derivatives qualifying as cash flow hedges. Based on average prices for the prior 12-month period for natural gas as of December 31, 2009, these cash flow hedges increased the full-cost ceiling by $69.7 million, thereby reducing the ceiling test write-down by the same amount. Excluding the effects of hedges, which increased the full cost ceiling by $70.3 million at March 31, 2010, we would have incurred a ceiling test writedown of $37.5 million for the three months ended March 31, 2010. Our natural gas hedging activities are discussed in Note D of these consolidated financial statements.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended March 31, 2009 and 2010

(Unaudited)

Two primary factors impacting the ceiling test are reserve levels and natural gas and oil prices, and their associated impact on the present value of estimated future net revenues. Revisions to estimates of natural gas and oil reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value, less deferred income taxes, is generally written off as an expense.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing,” now codified under FASB ASC Topic 470 “Debt”, (“ASU 2009-15”), which provided guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description of the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. See Note B.

A standard to improve disclosures about fair value measurements was issued in January 2010. The standard requires additional disclosures about fair value measurements, adding a new requirement to disclose transfers in and out of Levels 1 and 2 measurements and gross presentation of activity within a Level 3 roll forward. The guidance also clarified existing disclosure requirements regarding the level of disaggregation of fair value measurements and disclosures regarding inputs and valuation techniques. We adopted this guidance effective first quarter 2010. The adoption had no impact on our financial position or results of operations.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended March 31, 2009 and 2010

(Unaudited)

NOTE B – SHARE LENDING ARRANGEMENTS AND ADOPTION OF ASU 2009-15.

In February 2008, in connection with the offer and sale of the 5.00% Convertible Notes, we entered into a share lending agreement (the “Share Lending Agreement”) with an affiliate of Jefferies & Company, Inc. (the “share borrower”) and Jefferies & Company, Inc., as collateral agent for GMXR. Under this agreement, we may loan to the share borrower up to the maximum number of shares of our common stock underlying the 5.00% Convertible Notes during a specified loan availability period. This maximum number of shares was initially 3,846,150 shares. We will receive a loan fee of $0.001 per share for each share of our common stock that we loan to the share borrower, payable at the time such shares are borrowed. The share borrower may borrow and re-borrow up to the maximum number of shares of our common stock during the loan availability period.

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

The loan availability period under the Share Lending Agreement commenced on the date of the Share Lending Agreement and will continue until the date that any of the following occurs:

•

GMXR notifies the share borrower in writing of our intention to terminate the Share Lending Agreement at any time after the entire principal amount of the 5.00% Convertible Notes ceases to be outstanding as a result of conversion, repurchase, at maturity or otherwise;

•	GMXR and the share borrower agree to terminate the Share Lending Agreement;

•

GMXR elects to terminate all of the outstanding loans upon a default by the share borrower under the Share Lending Agreement or by the guarantor under its guarantee, including a breach by the share borrower of any of its obligations or a breach in any material respect of any of the representations or covenants under the Share Lending Agreement or a breach by the guarantor of the guarantee, or the bankruptcy of the share borrower or the guarantor; or

•	the share borrower elects to terminate all outstanding loans upon the bankruptcy of the Company.

Any shares GMXR loans to the share borrower will be issued and outstanding for corporate law purposes, however, the borrowed shares will not be considered outstanding for the purpose of computing and reporting earnings per share. The holders of the borrowed shares will have all of the rights of a holder of a share of our outstanding common stock, including the right to vote the shares on all matters submitted to a vote of the Company’s shareholders and the right to receive any dividends or other distributions that we may pay or make on our outstanding shares of common stock. However, under the Share Lending Agreement, the share borrower has agreed:

•	not to vote any shares of the Company’s common stock it has borrowed to the extent it owns such borrowed shares; and

•	to pay to GMXR an amount equal to any cash dividends that GMXR pays on the borrowed shares.

On January 1, 2010, the Company was required to adopt ASU 2009-15, which changes the accounting treatment of the Company’s share lending arrangements. Under ASU 2009-15, the Company must recognize the value of share lending arrangements as issuance cost at inception.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended March 31, 2009 and 2010

(Unaudited)

The comparative financial statements have been restated to apply the new pronouncement retrospectively. The following financial statement line items in the consolidated balance sheet as of December 31, 2009 were affected by the adoption:

	As Reported	Adjustments	As Adjusted
	(in thousands)
ASSETS
CURRENT ASSETS:
Prepaid expenses and deposits	$3,809	$697	$4,506
OTHER ASSETS	$6,748	$1,736	$8,484
LIABILITIES AND EQUITY
EQUITY
Additional paid-in capital	$520,307	$2,338	$522,645
Accumulated deficit	$(284,840)	$95	$(284,745)

The following financial statement line items in the consolidated statement of operations for the three months ended March 31, 2009 were affected by the adoption:

	As Reported	Adjustments	As Adjusted
	(in thousands)
NON-OPERATING INCOME (EXPENSES)
Interest expense	$(3,908)	$(148)	$(4,056)
NET LOSS	$(131,854)	$(148)	$(132,002)
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(133,010)	$(148)	$(133,158)
EARNINGS (LOSS) PER SHARE – BASIC	$(8.66)	$(.01)	$(8.67)
EARNINGS (LOSS) PER SHARE – DILUTED	$(8.66)	$(.01)	$(8.67)

As of March 31, 2010, 2,640,000 shares of our common stock were subject to outstanding loans to the share borrower with a fair value of $21.7 million. The unamortized amount of issuance costs associated with the share lending agreement is $2.3 million at March 31, 2010 of which, $0.7 million is classified as a current asset and $1.6 million is a long-term asset included in Other Assets. The Company recognized $0.2 million in interest expense relating to the amortization of the Share Lending Agreement for the three months ended March 31, 2010.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended March 31, 2009 and 2010

(Unaudited)

NOTE C – LONG-TERM DEBT

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

	December 31, 2009		March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Revolving bank credit facility(1)	$—	$—	$—	$—
5.00% Convertible Senior Notes due February 2013	115,646	111,406	116,340	101,563
4.50% Convertible Senior Notes due May 2015	73,187	87,652	73,683	67,922
Joint venture financing(2)	1,445	1,445	1,414	1,414

Total	$190,278	$200,503	$191,437	$170,899

(1)	Maturity date of July 2011 and collateralized by all assets of the Company
(2)	Non-recourse, no interest rate

Revolving Bank Credit Facility

Our revolving bank credit facility agreement contains various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sales of assets, mergers and consolidations, dividends and distributions, and changes in management and require the maintenance of various financial ratios. The required and actual financials ratios as of March 31, 2010 are shown below:

Financial Covenant	Required Ratio	Actual Ratio
Current ratio(1)	Not less than 1 to 1	3.52 to 1
Ratio of total debt to EBITDA(2)	Not greater than 4 to 1	3.52 to 1
Ratio of EBITDA, as defined in the revolving bank credit facility agreement to cash interest expense(3)	Not less than 3 to 1	3.08 to 1

(1)

Current ratio is defined in our revolving bank credit facility as the ratio of current assets plus the unused and available portion of the revolving bank credit facility ($130 million as of March 31, 2010) to current liabilities. The calculation will not include the effects, if any, of derivatives under ASC 815. As of March 31, 2010, current assets included derivatives assets of $20.9 million. In addition, the convertible notes are not considered a current liability unless one or more convertible notes have been surrendered for conversion and then only to the extent of the cash payment due on the conversion of the notes surrendered. As of March 31, 2010, none of the convertible notes had been surrendered for conversion.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended March 31, 2009 and 2010

(Unaudited)

(2)	EBITDA as defined in our revolving bank credit facility for the twelve months ended March 31, 2010 is calculated as follows (amounts in thousands):

Net loss	$(43,801)
Plus:
Interest expense	16,922
Early extinguishment of debt	4,976
Impairment of oil and natural gas properties	50,072
Depreciation, depletion and amortization	28,517
Non-cash compensation and other expenses	7,651
Less:
Income tax benefit	3,395

EBITDA	$60,942

(3)

Cash interest expense is defined in the revolving bank credit facility as all interest, fees, charges, and related expenses payable in cash for the applicable period payable to a lender in connection with borrowed money or the deferred purchase price of assets that is considered interest expense under GAAP, plus the portion of rent paid or payable for that period under capital lease obligations that should be treated as interest. For the twelve months ended March 31, 2010, cash interest expense included fees paid related to bank financing activities and other loan fees of $2.9 million. As of March 31, 2010, non-cash interest expense of $2.2 million was deducted from interest expense to arrive at the cash interest expense used in the debt covenant calculation. Non-cash interest expense primarily relates to the amortization of debt issuance costs. Capitalized interest of $2.0 million was added to interest expense.

As of March 31, 2010, the Company was in compliance with financial covenants under the revolving bank credit facility.

5.00% Convertible Senior Notes

As of March 31, 2010, the net carrying amount of the 5.00% Convertible Senior Notes was as follows (amounts in the thousands):

Principal amount	$125,000
Less: Unamortized debt discount	8,660

Carrying amount	$116,340

The 5.00% Convertible Notes bear interest at a rate of 5.00% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning August 1, 2008. As a result of the amortization of the debt discount through non-cash interest expense, the effective interest rate on the 5.00% Convertible Notes is 8.7% per annum. The amount of the cash interest expense recognized with respect to the 5.00% contractual interest coupon for the three months ended March 31, 2009 and 2010 was $1.6 million. The amount of non-cash interest expense for the three months ended March 31, 2009 and 2010 related to the amortization of the debt discount and amortization of the transaction costs was $0.8 million and $0.9 million, respectively. As of March 31, 2010, the unamortized discount is expected to be amortized into earnings over 2.8 years. The carrying value of the equity component of the 5.00% Convertible Notes was $9.3 million as of March 31, 2010.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended March 31, 2009 and 2010

(Unaudited)

4.50% Convertible Senior Notes

As of March 31, 2010, the net carrying amount of the 4.50% Convertible Senior Notes was as follows (amounts in thousands):

Principal amount	$86,250
Less: Unamortized debt discount	12,567

Carrying amount	$73,683

The 4.50% Convertible Notes bear interest at a rate of 4.50% per year, payable semiannually in arrears on November 1 and May 1 of each year, beginning May 1, 2010. As a result of the amortization of the debt discount through non-cash interest expense, the effective interest rate on the 4.50% Convertible Notes is 9.09% per annum. The amount of the cash interest expense recognized with respect to the 4.50% contractual interest coupon for the three months ended March 31, 2010 was $1.0 million. The amount of non-cash interest expense for the three months ended March 31, 2010 related to the amortization of the debt discount and amortization of the transaction costs was $0.6 million. The 4.50% Convertible Notes had not yet been issued at March 31, 2009. As of March 31, 2010, the unamortized discount is expected to be amortized into earnings over 5.1 years. The carrying value of the equity component of the 4.50% Convertible Notes was $8.4 million as of March 31, 2010.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended March 31, 2009 and 2010

(Unaudited)

NOTE D – DERIVATIVE ACTIVITIES

The following is a summary of the asset and liability fair values of our derivative contracts:

		Asset Fair Value
	Balance Sheet Location	December 31, 2009	March 31, 2010
		(in thousands)
Derivatives designated as Hedging Instruments under ASC 815
Natural gas	Current derivative asset	$12,896	$26,421
Natural gas	Derivative asset – non-current	19,144	30,177

Total derivative asset fair value		$32,040	$56,598

		Liability Fair Value
	Balance Sheet Location	December 31, 2009	March 31, 2010
		(in thousands)
Derivatives designated as Hedging Instruments under ASC 815
Natural gas	Current derivative asset	$—	$5,282
Natural gas basis	Current derivative asset	—	238
Natural gas	Derivative assets – non-current	549	5,843
Natural gas basis	Derivative assets – non-current	—	781

		$549	$12,144
Derivatives not designated as Hedging Instruments under ASC 815
Natural gas	Current derivative asset	$374	$—
Natural gas basis	Current derivative asset	270	—
Natural gas	Derivative assets – non-current	1,303	—

		$1,947	$—

Total derivative liability fair value		$2,496	$12,144

Net derivative fair value		$29,544	$44,454

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended March 31, 2009 and 2010

(Unaudited)

Following is a summary of the outstanding volumes and prices on our derivative contracts in place as of March 31, 2010:

Effective Date	Maturity Date	Notional Amount Per Month	Remaining Notional Amount as of March 31, 2010	Additional Put Options	Floor	Ceiling	Designation under ASC 815
Natural Gas (MMBtu):
1/1/2010	12/31/2010	461,778	4,156,000	$5.00	$7.50	$—	Cash flow hedge
1/1/2010	12/31/2010	471,833	4,246,497	$4.00	$5.50	$7.00	Cash flow hedge
1/1/2010	12/31/2010	25,000	225,000		$—	$8.50	Cash flow hedge
5/1/2010	12/31/2010	241,250	1,930,000	$4.00	$6.00	$—	Cash flow hedge
1/1/2011	12/31/2011	188,781	2,265,372		$—	$8.00	Cash flow hedge
1/1/2011	3/31/2011	200,000	600,000	$5.50	$7.00	$8.90	Cash flow hedge
4/1/2011	10/31/2011	200,000	1,400,000	$5.00	$6.50	$8.30	Cash flow hedge
11/1/2011	3/31/2012	200,000	1,000,000	$5.50	$7.00	$10.10	Cash flow hedge
1/1/2011	12/31/2012	1,021,666	24,520,000	$4.00	$6.00	$—	Cash flow hedge
1/1/2011	12/31/2012	167,612	4,022,697	$4.50	$6.25	$—	Cash flow hedge

Natural gas contracts are settled against Inside FERC—Houston Ship Channel Index Price or NYMEX. The Inside FERC—Houston Ship Channel Index Price and NYMEX have historically had a high degree of correlation with the actual prices received by the Company.

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

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended March 31, 2009 and 2010

(Unaudited)

	For the three months ended March 31, 2009
	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)

Location of Gain Reclassified from
Accumulated OCI into Income

(Effective Portion)

and Location of Gain Recognized in
Income on Derivative
(Ineffective Portion and Amount Excluded
from Effectiveness Testing)

			Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(in thousands)		(in thousands)
Natural gas	$16,789	Oil and Gas Sales	$6,964	$804
Crude oil	(10)	Oil and Gas Sales	734	—

	$16,779		$7,698	$804

	For the three months ended March 31, 2010
	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)

Location of Gain Reclassified from
Accumulated OCI into Income

(Effective Portion)

and Location of Gain Recognized

in Income on Derivative

(Ineffective Portion and Amount Excluded
from Effectiveness Testing)

			Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(in thousands)		(in thousands)
Natural gas	$18,207	Oil and Gas Sales	$3,640	$530

Assuming that the market prices of oil and gas futures as of March 31, 2010 remain unchanged, the Company would expect to transfer a gain of approximately $20 million from accumulated other comprehensive income to earnings during the next 12 months. The actual reclassification into earnings will be based on market prices at the contract settlement date.

For derivative instruments that do not qualify as hedges pursuant to ASC 815, changes in the fair value of these derivatives that occur prior to their maturity (i.e., temporary fluctuations in value) are recognized in current earnings. A summary of the effect of the derivatives not qualifying for hedges is as follows for the three months ended:

	March 31, 2009		March 31, 2010
	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		(in thousands)		(in thousands)
Realized
Natural gas	Oil and gas sales	$716	Oil and gas sales	$23
Unrealized
Natural gas	Unrealized losses on derivatives	(200)	Unrealized losses on derivatives	(221)
Natural gas basis	Unrealized losses on derivatives	(143)	Unrealized losses on derivatives	—

		$373		$(198)

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended March 31, 2009 and 2010

(Unaudited)

The valuation of our derivative instruments are based on industry standard models that primarily rely on market observable inputs. Substantially all of the assumptions for industry standard models are observable in active markets throughout the full term of the instrument. The Company categorizes these measurements as Level 2. The following table sets forth by level within the fair value hierarchy our derivative instruments, which are our only financial assets and liabilities that were accounted for at fair value on a recurring basis, as of December 31, 2009 and March 31, 2010:

	As of December 31, 2009:			As of March 31, 2010:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets:
Natural gas derivative instruments	$—	$29,544	$—	$—	$44,454	$—

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three Months Ended March 31, 2009 and 2010

(Unaudited)

NOTE E – STOCK COMPENSATION PLANS

We recognized $1.0 million and $2.4 million of stock compensation expense for the three months ending March 31, 2009 and 2010, respectively. These non-cash expenses are reflected as a component of the Company’s general and administrative expense. To the extent amortization of compensation costs relates to employees directly involved in exploration and development activities, such amounts are capitalized to oil and natural gas properties. Stock based compensation capitalized as part of oil & natural gas properties was $0.2 million and $0.6 million for the years three months ended March 31, 2009 and 2010.

Restricted Stock

A summary of the status of our unvested shares of restricted stock and the changes for the years ending December 31, 2008 and 2009 and the three months ended March 31, 2010 is presented below:

	Number of unvested restricted shares	Weighted average grant- date fair value per share
Unvested shares as of January 1, 2008	—	$—
Granted	79,347	$74.11
Vested	(16,521)	$76.65
Forfeited	(98)	$76.73

Unvested shares as of December 31, 2008	62,728	$73.44
Granted	542,847	$18.55
Vested	(23,574)	$70.38
Forfeited	(1,471)	$29.00

Unvested shares as of December 31, 2009	580,530	$22.35
Granted	3,786	$10.57
Vested	(72,979)	$22.08
Forfeited	(10,776)	$23.00

Unvested shares as of March 31, 2010	500,561	$23.94

As of March 31, 2010, there was $8.1 million of unrecognized compensation expense related to non-vested restricted stock grants. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.3 years.

NOTE F – CAPITAL STOCK

Share Lending Arrangement

During the three months ended March 31, 2010, 500,000 shares issued and outstanding under the Company’s Share Lending Agreement were returned.

NOTE G – INCOME TAXES

We recorded tax benefits of $2.4 million and $5.8 million for the three months ended March 31, 2009 and 2010, respectively, due to changes in the valuation allowance on deferred tax assets. The valuation allowance was reduced due to increases in offsetting deferred tax liabilities, primarily as a result of unrealized gains on derivative instruments that qualify for hedge accounting. In determining the carrying value of a deferred tax asset, accounting standards provide for the weighing of evidence in estimating whether and how much of a deferred tax asset may be recoverable. As the Company has incurred net operating losses in prior years, relevant accounting guidance suggests that cumulative losses in recent years constitute significant negative evidence, and that future expectations about income are insufficient to overcome a history of such losses. In 2008, the Company reduced the carrying value of its net deferred tax asset to zero and maintained that position as of December 31, 2009 and March 31, 2010. The valuation allowance has no impact on our net operating loss (“NOL”) position for tax purposes, and if the Company generates taxable income in future periods, the Company will be able to use its NOLs to offset taxes due at that time. The Company will continue to assess the valuation allowance against deferred tax assets considering all available evidence obtained in future reporting periods.

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

Summary Operating Data

	Three Months Ended March 31,
	2009	2010
Production:
Oil (MBbls)	30	22
Natural gas (MMcf)	3,042	3,066
Gas equivalent production (MMcfe)	3,224	3,199
Average daily (MMcfe)	35.8	35.5

Average Sales Price:

Oil (per Bbl)
Wellhead price	$36.27	$75.47
Effect of hedges	24.25	—

Total	$60.52	$75.47

Natural gas (per Mcf)
Wellhead price	$4.11	$5.05
Effect of hedges	2.79	1.35

Total	$6.90	$6.40

Average sales price (per Mcfe)	$7.08	$6.66
Operating and Overhead Costs (per Mcfe):
Lease operating expenses	$0.98	$0.97
Production and severance taxes	(.51)	0.22
General and administrative	1.38	2.25

Total	$1.85	$3.44

Cash Operating Margin (per Mcfe)	$5.23	$3.22

Other (per Mcfe):
Depreciation, depletion and amortization—oil and natural gas properties	$2.18	$1.63

Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Oil and Natural Gas Sales. Oil and natural gas sales for the three months ended March 31, 2010 decreased 7% to $21.3 million compared to the first quarter of 2009. This decrease is primarily due to lower realized natural gas prices. The average prices per barrel of oil and mcf of natural gas received in the first quarter of 2010 were $75.47 and $6.40, respectively, compared to $60.52 and $6.90, respectively, for the first quarter of 2009. Production of oil in the first quarter of 2010 decreased to 22 MBbls compared to 30 MBbls for the first quarter of 2009. The decrease in oil production is due to the natural decline in the Company’s Cotton Valley Sands vertical well production, which has historically provided most of the Company’s oil production. H/B horizontal wells typically do not have oil production. Natural gas production increased to 3,066 MMcf for the first quarter of 2010 compared to 3,042 MMcf for the first quarter of 2009, an increase of less than 1%. During the first quarter of 2010, the Company completed and brought on to production 2 H/B horizontal wells. The Company had anticipated completing two additional H/B horizontal wells during the first quarter of 2010 but the completion dates were delayed into the second quarter of 2010 by the service companies used to complete our wells. As of March 31, 2010, the Company had 15 gross/14.9 net producing H/B horizontal wells. Production from H/B horizontal wells accounted for 50% of total production for the first quarter of 2010 compared to 10% for 2009.

For the first quarter of 2010, as a result of revenue protection activities, we recognized an increase in oil and natural gas sales of $4.1 million, compared to an increase in oil and natural gas sales of $9.2 million for the first quarter of 2009. For the first quarter of 2010, revenue protection increased the average natural gas sales price by $1.35 per Mcf compared to an increase in the average natural gas sales price of $2.79 per Mcf for the first quarter of 2009. The Company did not have any oil protected for the first quarter of 2010 but the revenue protection activities of oil production in the first quarter of 2009 increased the average oil sales price by $24.25 per Bbl during the quarter.

Lease Operations. Lease operations expense decreased $42,000 in the first quarter of 2010 to $3.1 million, a 1% decrease compared to the first quarter of 2009. Lease operations expense on an equivalent unit of production basis was $0.97 per Mcfe for the first three months of 2010 compared to $0.98 per Mcfe for the first three months of 2009. During the first three months of 2010, well workover costs increased by $135,000 to $314,000 compared to $179,000 during the first three months of 2009. During the first quarter of 2010, the Company incurred workover expenses on several Cotton Valley wells in order to increase their oil and natural gas production. In determining whether or not to workover a well, the Company reviews the economics and payback period related to the workover as well as the technical complexity of the proposed workover. Most workovers have a payback period of less than one year and are approved by executive management of the Company. In addition to an increase in workover expenses, the Company also incurred approximately $310,000 of additional non-operated ad valorem tax expense during the first quarter of 2010. Before the additional expenses related to workovers and non-operated ad valorem taxes, lease operating expenses on a per unit basis would have be $0.83 per Mcfe. It is anticipated that as additional production is added from H/B horizontal wells that lease operating expenses on an equivalent unit basis will continue to decrease and will be less than historically from the Company’s Cotton Valley wells. With little to no incremental increase in lease operating costs from a typical Cotton Valley Sands vertical well, the significantly larger amount of production from a typical H/B horizontal well results in lower per unit lease operating costs.

Production and Severance Taxes. Production and severance taxes were $0.7 million in the three months ended March 31, 2010 compared to income of $1.7 million in the three months ended March 31, 2009 as a result of severance tax refunds of approximately $2.0 million received in the first quarter of 2009. Upon approval by the State of Texas, certain wells, including our H/B horizontal wells, are exempt from severance taxes for a period of ten years and we expect this to continue to reduce our expense going forward as we receive exemptions on recently completed wells.

General and Administrative Expense. General and administrative expense for the first quarter of 2010 was $7.2 million compared to $4.4 million for the first quarter of 2009, an increase of 62%. The Company incurred approximately $1.5 million in severance costs of which $0.9 million or 62% was a non-cash expense. Adjusting for the severance costs incurred in the first quarter of 2010, general and administrative expense per equivalent unit of production was $1.77 per Mcfe for the first quarter of 2010 compared to $1.38 per Mcfe for the comparable period in 2009. A significant portion of the Company’s general and administrative expense is related to non-cash compensation expense. In addition to the $0.9 million in non-cash compensation mentioned above, the Company incurred an additional $1.5 million in non-cash compensation costs during the first quarter of 2010 or 26% of general and administrative expenses excluding severance costs in the first quarter of 2010 compared to $1.0 million or 24% in the first quarter of 2009. General and administrative expense has not historically varied in direct proportion to oil and natural gas production because certain types of general and administrative expenses are non-recurring or fixed in nature. The Company expects general and administrative expenses on a per Mcfe basis to decrease as production increases.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased $2.5 million to $6.4 million in the first quarter of 2010, down 28% from the first quarter of 2009. The oil and gas properties depreciation, depletion and amortization rate per equivalent unit of production was $1.63 per Mcfe for the quarter ended March 31, 2010 compared to $2.18 per Mcfe in the first quarter of 2009. The depletion rate decrease was due to a lower cost basis in oil and gas properties subject to amortization due to previously recorded impairment charges during 2009 as a result of lower crude oil and natural gas prices. In addition, in the fourth quarter of 2009 in connection with the sale of a portion of our pipeline assets, we changed the estimated useful life of the pipeline assets from 10 to 20 years which reduced depreciation expense by approximately $0.7 million between the first quarter of 2010 and first quarter of 2009.

Impairment of oil and natural gas properties. As a result of lower oil and natural gas prices at March 31, 2009, which limited the amount of oil and gas properties that could be capitalized on the balance sheet under the SEC’s “ceiling” test, the Company recognized an impairment charge on oil and gas properties of $138.1 million in the first quarter of 2009. Due to an increase in the trailing twelve month average of the first-day-of-the-month oil and natural gas prices and the additional proved reserves added during the quarter from the Company’s drilling activities, the Company did not recognize an impairment charge during the first quarter of 2010. The Company may be required to recognize additional impairment charges or writedowns in future reporting periods if market prices for oil or natural gas decline or continue to remain at their depressed levels.

Interest. Interest expense for the first quarter of 2010 was $4.2 million compared to $4.1 million for the first quarter of 2009. For the three months ended March 31, 2010 and 2009, interest expense includes non-cash interest expense of $2.2 million and $1.3 million, respectively. As a result of the accounting for convertible bonds, share lending agreements and deferred premiums, the Company’s non-cash interest expense related to these financial instruments was $1.5 million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively. Cash interest expense for the three months ended March 31, 2010 and 2009 was $2.0 million and $2.8 million, respectively. The decrease in cash interest expense of $0.8 million is due to the lack of borrowing under the revolving credit agreement in the first quarter of 2010 compared to the first quarter of 2009.

Income Taxes. Income tax for the first quarter of 2010 was a benefit of $5.8 million as compared to a benefit of $2.4 million in the first quarter of 2009. The income tax benefit recognized in the first quarter of 2009 and 2010 was a result of a reduction in the valuation allowance on net deferred tax assets caused by an increase in deferred tax liabilities primarily related to unrealized gains on derivative contracts designated as hedges where the mark to market change on the hedges, net of deferred taxes is recorded to other comprehensive income.

Net Income and Net Income Per Share

Net Income and Net Income Per Share—Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009. For the three months ended March 31, 2010, we reported net income applicable to common shareholders of $3.8 million and for the three months ended March 31, 2009, we reported a net loss applicable to common shareholders of $133.2 million. Net income per basic and fully diluted share was $0.14 for the first quarter of 2010 compared to net loss of $8.67 per basic and fully diluted share for the first quarter of 2009. Weighted average basic shares outstanding increased by 83% from 15,354,680 shares in the first quarter of 2009 to 28,097,699 shares in the first quarter of 2010.

Capital Resources and Liquidity

Our business is capital intensive. Our ability to grow our reserve base is dependent upon our ability to obtain outside capital and generate cash flows from operating activities to fund our drilling and capital expenditures. Our cash flows from operating activities are substantially dependent upon crude oil and natural gas prices, and significant decreases in market prices of crude oil or natural gas could result in reductions of cash flow and affect our drilling and capital expenditure plan. To mitigate a portion of our exposure to fluctuations in natural gas prices, we have entered into natural gas swaps, three way collars, and put spreads.

We continually review our drilling and capital expenditure plans and may change the amount we spend based on industry conditions and the availability of capital. Our capital expenditure budget for 2010 is $175 million which will be used to drill and complete 22 H/B horizontal wells during 2010. In the first quarter of 2010, our capital expenditures were $40.6 million of which $38.3 million was primarily for drilling and completing H/B horizontal wells and $2.3 million was related to infrastructure. We may continue to revise our capital expenditure budget during 2010 depending on our ability to continue to sublease a contracted Helmerich & Payne FlexRig3™ that is currently on a six month sublease through the end of October 2010 and our ability to enter into additional joint operating agreements (“JOA”) with other operators that have adjoining acreage to jointly develop Haynesville leasehold rights. The Company recently executed a JOA with EXCO Operating Company, LP to jointly develop Haynesville/Bossier leasehold rights in the Scottsville area of Harrison County, Texas. The Company will operate the joint leasehold with an 84.3% working interest and EXCO will participate with a 15.7% working interest representing the pro rata shares of each company’s leasehold contribution under the JOA.

In order to protect the Company against the financial impact of a decline in natural gas prices, the Company has an active rolling three year hedging program. The Company has 10.3 Bcf or 80% of its remaining estimated natural gas production hedged for 2010. In addition, the Company has 14.9 Bcf and 16.7 Bcf of natural gas hedged in 2011 and 2012, respectively, at an average hedge price of $6.14 and $6.08.

As of March 31, 2010, we had not drawn on our credit facility that has a borrowing base of $130 million. At this time, the lenders under the bank credit facility have not determined our new borrowing base. We expect to be notified of the new borrowing base in May 2010. Although we do not yet know the amount of our new borrowing base, based on preliminary indications from the Agent Bank on the credit facility, we do not expect a significant change in the bank borrowing base. As of March 31, 2010, we were in compliance with all financial covenants under our credit facility.

Cash Flow—Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

In the three months ended March 31, 2010 and 2009, we had cash outflows of $35.8 million and $70.5 million, respectively, in oil and natural gas acquisitions and development activities and related property and equipment. These investments were funded during the three months ended March 31, 2010 by cash flow from operations and cash on hand from our capital raising activities in the fourth quarter of 2009. Cash flow provided by operating activities in the three months ended March 31, 2010 and 2009 was $10.5 million and $7.8 million, respectively. The increase in net cash provided by operating activities in 2010 is primarily due to a decrease in accounts payable during 2009.

Revolving Bank Credit Facility and Other Debt

Revolving Bank Credit Facility. We have a secured revolving bank credit facility, which matures on July 15, 2011 and provides for a line of credit of up to $250 million (the “commitment”), subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves (“borrowing base”). The amount of credit available at any one time under the credit facility is the lesser of the borrowing base or the amount of the commitment. The terms of the credit facility are more fully described in our 2009 10-K. The credit facility contains various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sale of assets, mergers and consolidations, dividends and distributions, and changes in management and require the maintenance of various financial ratios. We were in compliance with all financial and nonfinancial covenants at March 31, 2010.

Convertible Notes. We issued $125 million of 5.00% Convertible Senior Notes due 2013 in February 2008 and $86.25 million of 4.50% Convertible Senior Notes due 2015 in October 2009 (collectively “convertible notes”). These convertible notes are unsecured. The terms of the convertible notes are more fully described in our 2009 10-K. We were in compliance with the terms of the convertible notes at March 31, 2010.

Working Capital

At March 31, 2010, we had a working capital deficit of $0.05 million. Including availability under our credit facility, our working capital as of March 31, 2010 would have been $130 million.

Price Risk Management

See Part I, Item 3 – Quantitative and Qualitative Disclosure about Market Risk.

Critical Accounting Policies

Our critical accounting policies are summarized in our 2009 10-K. There have been no changes in those policies.

Contractual Obligations

During the quarter ended March 31, 2010 there were no significant changes in our contractual obligations from those disclosed in our 2009 10-K, other than in the ordinary course of business.

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

The forward-looking statements in this report are subject to all the risks and uncertainties which are described in our 2009 10-K and in this document. We may also make material acquisitions or divestitures or enter into financing transactions. None of these events can be predicted with certainty or taken into consideration in the forward-looking statements.

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

Following is a summary of the outstanding natural gas derivative contracts we have in place as of March 31, 2010:

Effective Date	Maturity Date	Notional Amount Per Month	Remaining Notional Amount as of March 31, 2010	Additional Put Options	Floor	Ceiling	Designation under ASC 815
Natural Gas (MMBtu)
1/1/2010	12/31/2010	461,778	4,156,000	$5.00	$7.50	$—	Cash flow hedge
1/1/2010	12/31/2010	471,833	4,246,497	$4.00	$7.50	$7.00	Cash flow hedge
1/1/2010	12/31/2010	25,000	225,000		$—	$8.50	Cash flow hedge
5/1/2010	12/31/2010	241,250	1,930,000	$4.00	$6.00	$—	Cash flow hedge
1/1/2011	12/31/2011	188,781	2,265,372		$—	$8.00	Cash flow hedge
1/1/2011	3/31/2011	200,000	600,000	$5.50	$7.00	$8.90	Cash flow hedge
4/1/2011	10/31/2011	200,000	1,400,000	$5.00	$6.50	$8.30	Cash flow hedge
11/1/2011	3/31/2012	200,000	1,000,000	$5.50	$7.00	$10.10	Cash flow hedge
1/1/2011	12/31/2012	1,021,666	24,520,000	$4.00	$6.00	$—	Cash flow hedge
1/1/2011	12/31/2012	167,612	4,022,697	$4.50	$6.25	$—	Cash flow hedge

The estimated total fair value of our derivative contracts in effect at March 31, 2010 was an asset of $44.5 million, of which $20.9 million is classified as a current asset and $23.6 million is classified as a long-term asset. The asset at March 31, 2010, reflects the fact that the prices under our derivative contracts in the aggregate are higher than period end forward prices. The fair value of these contracts varies based on commodity prices. While we will not recognize the benefit from commodity prices in excess of our fixed prices, we mitigate the risk of lower prices.

Based on the monthly notional amount for natural gas in effect at March 31, 2010, a hypothetical $0.10 increase in natural gas prices would have decreased the fair value from our natural gas swaps and options by $2.7 million and a $0.10 decrease in natural gas prices would increase the fair value from our natural gas swaps and option by $2.7 million.

Interest Rate Risk

We are not currently subject to interest rate risk, as our outstanding borrowings as of March 31, 2010 have fixed interest rates of 5.00% and 4.50%. We had no interest rate derivatives during 2010.

ITEM 4.	Controls and Procedures

Background. In March 2010, we identified a material weakness in our internal control over financial reporting due to management’s improper application of generally accepted accounting principles resulting in corrections to our previously reported December 31, 2008 consolidated financial statements and the first three quarters of 2009. Management failed to timely detect and correct errors relating to the improper application of generally accepted accounting principles in determining our full cost pool impairment charges, other impairment charges, and related deferred income taxes. Management also failed to timely detect and correct errors as a result of improperly including dilutive securities in our computation of diluted loss per share. Because of this material weakness, our management concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) and our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) were not effective as of December 31, 2009, and we included these conclusions in our 2009 10-K.

Evaluation of disclosure controls and procedures at March 31, 2010. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide us with reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Based on that evaluation and due to the material weakness described above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures continued not to be effective as of March 31, 2010.

Management, including our principal executive officer and our principal financial officer, has prepared and is in the process of implementing a plan to add additional qualified personnel and to reassign certain duties within the financial reporting department to ensure executive financial management has sufficient resources to properly research new and existing accounting guidance on a regular basis. Management believes this process will result in a more efficient internal control structure and effectively remedy the material weakness described above.

Changes in internal controls over financial reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors applicable to us from those disclosed in our 2009 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Removed and Reserved

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GMX RESOURCES INC. (Registrant)

Date: May 10, 2010	/s/ James A. Merrill
James A. Merrill Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of GMX Resources Inc.	SB-2	353-49328	3.1	11/06/2000

3.2	Amended and Restated Bylaws of GMX Resources Inc	8-K	001-32977	3.2	11/04/2008

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of GMX Resources Inc.	8-K	000-32325	3.1	05/18/2005

3.4	Certificate of Designation of 9.25% Series B Cumulative Preferred Stock	8-A12B	001-32977	4.1	08/08/2006

4.1(a)	Rights Agreement dated May 17, 2005 by and between GMX Resources Inc. and UMB Bank, N.A., as Rights Agent	8-K	000-32325	4.1	05/18/2005

4.1(b)	Amendment No. 1 to Rights Agreement dated February 1, 2008	8-A/A	001-32977	2.1	02/21/2008

4.1(c)	Amendment No. 2 to Rights Agreement dated October 30, 2008	8-A/A	001-32977	1	11/17/2008

4.2	Indenture dated February 15, 2008, between GMX Resources Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	001-32977	4.1	02/15/2008

4.3	Indenture dated October 28, 2009, between GMX Resources Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-32977	4.1	10/28/2009

4.4	Supplemental Indenture dated October 28, 2009, between GMX Resources Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-32977	4.1	10/28/2009

31.1	Rule 13a-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350					*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350					*