Form 10-Q
period 2010-06-30
GMX RESOURCES INC
filed 2010-08-06
CIK 1127342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2010 was 30,901,620, which included 2,640,000 shares under a share loan which will be returned to the registrant upon conversion of certain outstanding convertible notes.

GMX Resources Inc.

Form 10-Q

For the Quarter Ended June 30, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

GMX Resources Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

(Unaudited)

	December 31, 2009	June 30, 2010
	(as adjusted)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,554	$3,125
Accounts receivable – interest owners	1,233	3,936
Accounts receivable – oil and natural gas revenues, net	9,340	7,297
Derivative instruments	12,252	16,380
Inventories	326	326
Prepaid expenses and deposits	4,506	4,948

Total current assets	63,211	36,012

OIL AND NATURAL GAS PROPERTIES, BASED ON THE FULL COST METHOD
Properties being amortized	756,412	825,607
Properties not subject to amortization	39,789	51,963
Less accumulated depreciation, depletion, and impairment	(464,872)	(477,636)

	331,329	399,934

PROPERTY AND EQUIPMENT, AT COST, NET	101,755	104,563
DERIVATIVE INSTRUMENTS	17,292	19,683
OTHER ASSETS	8,484	6,383

TOTAL ASSETS	$522,071	$566,575

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,180	$17,514
Accrued expenses	12,907	21,336
Accrued interest	3,361	3,350
Revenue distributions payable	4,434	5,443
Current maturities of long-term debt	48	48

Total current liabilities	39,930	47,691

LONG-TERM DEBT, LESS CURRENT MATURITIES	190,230	218,582
DEFERRED PREMIUMS ON DERIVATIVE INSTRUMENTS	16,299	14,740
OTHER LIABILITIES	7,151	7,218
EQUITY:
Preferred stock, par value $.001 per share, 10,000,000 shares authorized:
Series A Junior Participating Preferred Stock 25,000 shares authorized, none issued and outstanding	—	—
9.25% Series B Cumulative Preferred Stock, 3,000,000 Shares authorized, 2,000,000 shares issued and outstanding (aggregate liquidation preference $50,000,000)	2	2
Common stock, par value $.001 per share – 100,000,000 shares authorized, 31,214,968 shares issued and outstanding in 2009 and 30,901,620 shares issued and outstanding in 2010	31	31
Additional paid-in capital	522,645	526,695
Accumulated deficit	(284,745)	(283,906)
Accumulated other comprehensive income, net of taxes	8,447	13,465

Total GMX Resources’ equity	246,380	256,287
Noncontrolling interest	22,081	22,057

Total equity	268,461	278,344

TOTAL LIABILITIES AND EQUITY	$522,071	$566,575

See accompanying notes to consolidated financial statements.

GMX Resources Inc. And Subsidiaries

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(as adjusted)		(as adjusted)
OIL AND GAS SALES, net of gain or (loss) from ineffectiveness of derivatives of $188, $(1,786), $992, and $(1,257), respectively	$22,837	$23,213	$45,663	$44,513
EXPENSES:
Lease operations	2,719	2,243	5,872	5,354
Production and severance taxes	307	315	(1,353)	1,025
Depreciation, depletion, and amortization	6,641	8,731	15,501	15,101
Impairment of oil and natural gas properties	—	—	138,078	—
General and administrative	5,324	6,219	9,769	13,406

Total expenses	14,991	17,508	167,867	34,886

Income (loss) from operations	7,846	5,705	(122,204)	9,627

NON-OPERATING INCOME (EXPENSES):
Interest expense	(4,095)	(4,654)	(8,151)	(8,883)
Interest and other income	14	9	33	33
Unrealized gains (losses) on derivatives	(1,028)	107	(1,371)	(114)

Total non-operating expense	(5,109)	(4,538)	(9,489)	(8,964)

Income (loss) before income taxes	2,737	1,167	(131,693)	663

PROVISION (BENEFIT) FOR INCOME TAXES	2,953	2,369	525	(3,419)

NET INCOME (LOSS)	(216)	(1,202)	(132,218)	4,082
Net income attributable to noncontrolling interest	—	618	—	931

NET INCOME (LOSS) ATTRIBUTABLE TO GMX RESOURCES	(216)	(1,820)	(132,218)	3,151
Preferred stock dividends	1,157	1,157	2,313	2,313

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(1,373)	$(2,977)	$(134,531)	$838

EARNINGS (LOSS) PER SHARE – Basic	$(0.08)	$(0.11)	$(8.03)	$0.03

EARNINGS (LOSS) PER SHARE – Diluted	$(0.08)	$(0.11)	$(8.03)	$0.03

WEIGHTED AVERAGE COMMON SHARES – Basic	18,093,208	28,181,587	16,746,112	28,140,319

WEIGHTED AVERAGE COMMON SHARES – Diluted	18,093,208	28,181,587	16,746,112	28,140,319

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2010
	(as adjusted)
CASH FLOWS DUE TO OPERATING ACTIVITIES
Net income (loss)	$(132,218)	$4,082
Depreciation, depletion, and amortization	15,501	15,101
Impairment and other writedowns	138,078	—
Deferred income taxes	525	(3,389)
Non-cash compensation expense	2,282	3,545
Non-cash interest expense	2,462	4,545
Other	866	1,371
Decrease (increase) in:
Accounts receivable	2,684	(659)
Inventory and prepaid expenses	518	(79)
Increase (decrease) in:
Accounts payable and accrued liabilities	(7,935)	(2,340)
Revenue distributions payable	(2,185)	293

Net cash provided by operating activities	20,578	22,470

CASH FLOWS DUE TO INVESTING ACTIVITIES
Purchase of oil and natural gas properties	(92,476)	(76,794)
Proceeds from sale of oil and natural gas properties	—	4,656
Purchase of property and equipment	(19,914)	(6,773)
Proceeds from sale of property and equipment	—	1,330

Net cash used in investing activities	(112,390)	(77,581)

CASH FLOW DUE TO FINANCING ACTIVITIES
Advances on borrowings	85,000	26,000
Payments on debt	(55,036)	(50)
Proceeds from sale of common stock	65,347	—
Dividends paid on Series B preferred stock	(2,313)	(2,312)
Fees paid related to financing activities	(2,832)	—
Other	—	(956)

Net cash provided by financing activities	90,166	22,682

NET DECREASE IN CASH	(1,646)	(32,429)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,716	35,554

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,070	$3,125

SUPPLEMENTAL CASH FLOW DISCLOSURE
CASH PAID DURING THE PERIOD FOR:
INTEREST, Net of amounts capitalized	$6,307	$5,466
INCOME TAXES, Paid (Received)	$—	$(30)

See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(as adjusted)		(as adjusted)
Net income (loss)	$(216)	$(1,202)	$(132,218)	$4,082

Other comprehensive income (loss), net of income tax:
Change in fair value of derivative instruments, net of income tax of $(345), $122, $5,603, and $6,313, respectively	(670)	237	10,876	12,254
Reclassification of (gain) loss on settled contracts, net of income tax of $(2,609), $(2,491), $(5,470), and $(3,728), respectively	(5,065)	(4,834)	(10,618)	(7,236)

Other comprehensive income (loss), net of income tax	(5,735)	(4,597)	258	5,018
Comprehensive income attributable to the noncontrolling interest	—	618	—	931

Comprehensive income (loss) attributable to GMX Resources Shareholders	$(5,951)	$(6,417)	$(131,960)	$8,169

See accompanying notes to consolidated financial statements.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three and six months ended June 30, 2009 and 2010

(Unaudited)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements and notes thereto of GMX Resources Inc. (the “Company” or “GMXR”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in GMXR’s 2009 Annual Report on Form 10-K (“2009 10-K”).

In the opinion of GMXR’s management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated balance sheet of GMXR as of June 30, 2010, and the results of its operations for the three and six months ended June 30, 2010 and 2009 and its cash flow for the six months ended June 30, 2010 and 2009.

Earnings Per Share

Basic earnings (loss) per common share is computed by dividing the net income (loss) applicable to common stock by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is calculated in the same manner, but also considers the impact to net income (loss) and common shares for the potential dilution from our convertible notes, outstanding stock options and non-vested restricted stock awards. Due to depressed share prices, there were no dilutive shares from the 5.00% convertible notes, outstanding stock options or non-vested restricted stock awards at June 30, 2009 or 2010. Additionally, using the if-converted method, no dilutive shares from the 4.50% convertible notes were included in the computation of diluted earnings per share for the three and six months ended June 30, 2010.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for its oil and natural gas properties and activities. Accordingly, the Company capitalizes all costs incurred in connection with the acquisition, exploration and development of oil and natural gas properties. The Company capitalizes internal costs that can be directly identified with exploration and development activities, but does not include any costs related to production, general corporate overhead, or similar activities. Capitalized costs include geological and geophysical work, 3D seismic, delay rentals, drilling and completing and equipping oil and gas wells, including salaries and benefits and other internal costs directly attributable to these activities. Also included in oil and natural gas properties are tubular and other lease and well equipment of $32.2 million and $13.4 million at December 31, 2009 and June 30, 2010, respectively, that have not been placed in service but for which we plan to utilize in our on-going exploration and development activities.

Capitalized costs are subject to a “ceiling test,” which limits the net book value of oil and natural gas properties less related deferred income taxes to the estimated after-tax future net revenues discounted at a 10-percent interest rate. The lower of cost or fair value of unproved properties is added to the future net revenues less income tax effects. Future net revenues are calculated using prices that represent the average of the first day of the month price for the 12-month period prior to the end of the period. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including the effects of derivatives qualifying as cash flow hedges. Based on average natural gas prices for the 12-month period ended December 31, 2009, these cash flow hedges increased the full-cost ceiling by $69.7 million, thereby reducing the ceiling test write-down by the same amount. Excluding the effects of hedges, which increased the full cost ceiling by $63.3 million at June 30, 2010, we would have incurred a ceiling test writedown of $61.2 million for the six months ended June 30, 2010. Our natural gas hedging activities are discussed in Note D of these consolidated financial statements.

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

Three and six months ended June 30, 2009 and 2010

(Unaudited)

Recent Accounting Standards

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

A standard to improve disclosures about fair value measurements was issued in January 2010. The standard requires additional disclosures about fair value measurements, adding a new requirement to disclose transfers in and out of Levels 1 and 2 measurements and gross presentation of activity within a Level 3 roll forward. The guidance also clarified existing disclosure requirements regarding the level of disaggregation of fair value measurements and disclosures regarding inputs and valuation techniques. We adopted this guidance effective as of the first quarter of 2010. The adoption had no impact on our financial position or results of operations.

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

Three and six months ended June 30, 2009 and 2010

(Unaudited)

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

The following financial statement line items in the consolidated statement of operations for the three and six months ended June 30, 2009 were affected by the adoption:

	Three Months ended June 30, 2009
	As Reported	Adjustments	As Adjusted
	(in thousands)
NON-OPERATING INCOME (EXPENSES)
Interest expense	$(3,942)	$(153)	$(4,095)
NET LOSS	$(63)	$(153)	$(216)
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,220)	$(153)	$(1,373)
EARNINGS (LOSS) PER SHARE – BASIC	$(0.07)	$(0.01)	$(0.08)
EARNINGS (LOSS) PER SHARE – DILUTED	$(0.07)	$(0.01)	$(0.08)

	Six Months ended June 30, 2009
	As Reported	Adjustments	As Adjusted
	(in thousands)
NON-OPERATING INCOME (EXPENSES)
Interest expense	$(7,850)	$(301)	$(8,151)
NET LOSS	$(131,917)	$(301)	$(132,218)
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(134,230)	$(301)	$(134,531)
EARNINGS (LOSS) PER SHARE – BASIC	$(8.02)	$(.01)	$(8.03)
EARNINGS (LOSS) PER SHARE – DILUTED	$(8.02)	$(.01)	$(8.03)

As of June 30, 2010, 2,640,000 shares of our common stock were subject to outstanding loans to the share borrower with a fair value of $17.1 million. The unamortized amount of issuance costs associated with the share lending agreement is $2.1 million at June 30, 2010, of which $0.7 million is classified as a current asset and $1.4 million is a long-term asset included in Other Assets. The Company recognized $0.3 million in interest expense relating to the amortization of the Share Lending Agreement for the six months ended June 30, 2010.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three and six months ended June 30, 2009 and 2010

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

	December 31, 2009		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Revolving bank credit facility(1)	$—	$—	$26,000	$26,000
5.00% Convertible Senior Notes due February 2013	115,646	111,406	117,043	91,250
4.50% Convertible Senior Notes due May 2015	73,187	87,652	74,192	58,596
Joint venture financing(2)	1,445	1,445	1,395	1,395

Total	$190,278	$200,503	$218,630	$177,241

(1)	Maturity date of August 2012 but can be extended until July 2013 under certain circumstances; this facility is collateralized by all assets of the Company
(2)	Non-recourse, no interest rate

Revolving Bank Credit Facility

Our revolving bank credit facility contains various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sales of assets, mergers and consolidations, dividends and distributions, and changes in management and require the maintenance of various financial ratios. The required and actual financials ratios as of June 30, 2010 are shown below:

Financial Covenant	Required Ratio	Actual Ratio
Current ratio (1)	Not less than 1 to 1	2.59 to 1
Ratio of total net debt to EBITDA (as defined in the revolving bank credit facility)(2)	Not greater than 4.5 to 1	3.60 to 1
Ratio of EBITDA, as defined in the revolving bank credit facility agreement to cash interest expense(3)	Not less than 3 to 1	3.38 to 1

(1)

Current ratio is defined in our revolving bank credit facility as the ratio of current assets plus the unused and available portion of the revolving bank credit facility ($104 million as of June 30, 2010) to current liabilities. The calculation will not include the effects, if any, of derivatives under ASC 815. As of June 30, 2010, current assets included derivatives assets of $16.3 million. In addition, the 5.00% convertible notes and the 4.50% convertible notes are not considered a current liability unless one or more of such convertible notes have been surrendered for conversion and then only to the extent of the cash payment due on the conversion of the notes surrendered. As of June 30, 2010, none of the 5.00% convertible notes and the 4.50% convertible notes had been surrendered for conversion.

(2)	EBITDA as defined in our revolving bank credit facility for the twelve months ended June 30, 2010 is calculated as follows (amounts in thousands):

Net loss	$(44,789)
Plus:
Interest expense	17,480
Early extinguishment of debt	4,976
Impairment of oil and natural gas properties	50,072
Depreciation, depletion and amortization	30,606
Non-cash compensation and other expenses	6,868
Less:
Income tax benefit	(3,978)

EBITDA	$61,235

(3)

Cash interest expense is defined in the revolving bank credit facility as all interest, fees, charges, and related expenses payable in cash for the applicable period payable to a lender in connection with borrowed money or the deferred purchase price of assets that is considered interest expense under GAAP, plus the portion of rent paid or payable for that period under capital lease

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three and six months ended June 30, 2009 and 2010

(Unaudited)

obligations that should be treated as interest. For the twelve months ended June 30, 2010, cash interest expense included fees paid related to bank financing activities and other loan fees of $1.5 million. As of June 30, 2010, non-cash interest expense of $6.2 million was deducted from interest expense to arrive at the cash interest expense used in the debt covenant calculation. Non-cash interest expense primarily relates to the amortization of debt issuance costs and convertible debt discount. Capitalized interest of $2.2 million was added to interest expense.

As of June 30, 2010, the Company was in compliance with all financial covenants under the revolving bank credit facility.

The revolving bank credit facility provides for a line of credit up to $250 million, subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves. As of June 30, 2010, we had $26 million drawn on our revolving bank credit facility that has a borrowing base of $130 million. In July 2010, the maturity date for amounts borrowed by the Company pursuant to the revolving bank credit facility was extended from July 15, 2011, to August 1, 2012. In addition, the Company may automatically extend this maturity date to July 8, 2013, if, on or prior to July 31, 2012, all of the Company’s $125 million aggregate principal amount of 5.00% convertible senior notes due 2013 (the “5.00% convertible notes”) either have been fully converted to common stock of the Company or have been paid in full with the proceeds of an equity offering or new debt with a maturity date no earlier than 180 days after July 8, 2013, and issued in compliance with the revolving bank credit facility. In addition, the financial covenant of the Company relating to the maximum ratio of total net debt to EBITDA (as defined in the revolving bank credit facility) was amended. First, the definition of “total net debt” was modified to include only the portions of the 5.00% convertible notes and the Company’s $86.25 million aggregate principal amount of 4.50% convertible senior notes (the “4.50% convertible notes) classified as indebtedness and to exclude the portions of the 5.00% convertible notes and the 4.50% convertible notes classified as equity under generally accepted accounting principles. Additionally, the maximum permitted ratio of total net debt to EBITDA was increased from 4.00 to 1.00 to 4.50 to 1.00 for the period of June through December 2010 and to 4.25 to 1.00 for the period from January 2011 through June 2011. Commencing in July 2011, the maximum permitted ratio of total net debt to EBITDA will again be 4.00 to 1.00.

5.00% Convertible Senior Notes

As of June 30, 2010, the net carrying amount of the 5.00% convertible notes was as follows (amounts in thousands):

Principal amount	$125,000
Less: Unamortized debt discount	7,957

Carrying amount	$117,043

The 5.00% convertible notes bear interest at a rate of 5.00% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning August 1, 2008. As a result of the amortization of the debt discount through non-cash interest expense, the effective interest rate on the 5.00% convertible notes is 8.7% per annum. For the three and six months ended June 30, 2009 and 2010, interest costs on the convertible notes included $1.6 million and $3.1 million, respectively, relating to the contractual interest coupon. For the three and six months ended June 30, 2009, interest costs were $1.0 million and $1.8 million, respectively related to the amortization of the debt discount and for the three and six months ended June 30, 2010, these interest costs were $0.9 million and $1.8 million, respectively

As of June 30, 2010, the unamortized discount is expected to be amortized into earnings over 2.6 years. The carrying value of the equity component of the 5.00% convertible notes was $9.3 million as of June 30, 2010.

4.50% Convertible Senior Notes

As of June 30, 2010, the net carrying amount of the 4.50% convertible notes was as follows (amounts in thousands):

Principal amount	$86,250
Less: Unamortized debt discount	12,058

Carrying amount	$74,192

The 4.50% convertible notes bear interest at a rate of 4.50% per year, payable semiannually in arrears on November 1 and May 1 of each year, beginning May 1, 2010. As a result of the amortization of the debt discount through non-cash interest expense, the effective interest rate on the 4.50% convertible notes is 9.09% per annum. The amount of the cash interest expense recognized with respect to the 4.50% contractual interest coupon for the three and six months ended June 30, 2010 was $1.1 million and $1.9 million, respectively. The amount of non-cash interest expense for the three and six months ended June 30, 2010 related to the amortization of the debt discount and transaction costs was $0.6 million and $1.2 million, respectively. The 4.50% convertible notes had not yet been issued at June 30, 2009. As of June 30, 2010, the unamortized discount is expected to be amortized into earnings over 4.8 years. The carrying value of the equity component of the 4.50% convertible notes was $8.4 million as of June 30, 2010.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three and six months ended June 30, 2009 and 2010

(Unaudited)

NOTE D – DERIVATIVE ACTIVITIES

The following is a summary of the asset and liability fair values of our derivative contracts:

		Asset Fair Value
	Balance Sheet Location	December 31, 2009	June 30, 2010
		(in thousands)
Derivatives designated as Hedging Instruments under ASC 815
Natural gas	Current derivative asset	$12,896	$19,791
Natural gas	Derivative asset – non-current	19,144	24,140

Total derivative asset fair value		$32,040	$43,931

		Liability Fair Value
	Balance Sheet Location	December 31, 2009	June 30, 2010
		(in thousands)
Derivatives designated as Hedging Instruments under ASC 815
Natural gas	Current derivative asset	$—	$2,889
Natural gas basis	Current derivative asset	—	455
Natural gas	Derivative assets – non-current	549	3,821
Natural gas basis	Derivative assets – non-current	—	540

		$549	$7,705
Derivatives not designated as Hedging Instruments under ASC 815
Natural gas	Current derivative asset	$374	$—
Natural gas basis	Current derivative asset	270	—
Natural gas	Derivative assets – non-current	1,303	—
Crude oil	Current derivative assets	—	67
Crude oil	Derivative assets – non-current	—	96

		$1,947	$163

Total derivative liability fair value		$2,496	$7,868

Net derivative fair value		$29,544	$36,063

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three and six months ended June 30, 2009 and 2010

(Unaudited)

Following is a summary of the outstanding volumes and prices on our derivative contracts in place as of June 30, 2010:

Effective Date	Maturity Date	Notional Amount Per Month	Remaining Notional Amount as of June 30, 2010	Additional Put Options	Floor	Ceiling	Designation under ASC 815
Natural Gas (MMBtu):
1/1/2010	12/31/2010	452,667	2,716,000	$5.00	$7.50	$—	Cash flow hedge
1/1/2010	12/31/2010	471,833	2,830,998	$4.00	$5.50	$7.00	Cash flow hedge
1/1/2010	12/31/2010	25,000	150,000		$—	$8.50	Cash flow hedge
5/1/2010	12/31/2012	155,550	4,666,500		$—	$7.00	Cash flow hedge
5/1/2010	12/31/2010	271,667	1,630,000	$4.00	$6.00	$—	Cash flow hedge
1/1/2011	12/31/2011	188,781	2,265,372		$—	$8.00	Cash flow hedge
1/1/2011	3/31/2011	200,000	600,000	$5.00	$7.00	$7.25	Cash flow hedge
1/1/2011	3/31/2011	200,000	600,000		$—	$8.90	Cash flow hedge
4/1/2011	10/31/2011	200,000	1,400,000	$5.00	$6.50	$8.30	Cash flow hedge
11/1/2011	3/31/2012	200,000	1,000,000	$5.50	$7.00	$10.10	Cash flow hedge
1/1/2011	12/31/2012	1,021,666	24,520,000	$4.00	$6.00	$—	Cash flow hedge
1/1/2011	12/31/2012	167,612	4,022,697	$4.50	$6.25	$—	Cash flow hedge
Crude Oil (Bbls):
5/1/2010	12/31/2011	3,000	54,900		$—	$100.00	Not designated

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

Three and six months ended June 30, 2009 and 2010

(Unaudited)

A summary of the effect of the derivatives qualifying for hedges is as follows:

	For the Three Months Ended June 30, 2009
	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)

Location of Gain Reclassified from

Accumulated OCI into Income

(Effective Portion)

and Location of Gain Recognized in
Income on Derivative

(Ineffective Portion and Amount Excluded

from Effectiveness Testing)

			Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(in thousands)		(in thousands)
Natural gas	$(1,082)	Oil and Gas Sales	$6,960	$188
Crude oil	67	Oil and Gas Sales	714	—

	$(1,015)		$7,674	$188

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

	For the Three Months Ended June 30, 2010
	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)

Location of Gain Reclassified from

Accumulated OCI into Income

(Effective Portion)

and Location of Gain Recognized in
Income on Derivative

(Ineffective Portion and Amount Excluded

from Effectiveness Testing)

			Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(in thousands)		(in thousands)
Natural gas	$359	Oil and Gas Sales	$7,325	$(1,786)

	For the Six Months Ended June 30, 2010
	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)

Location of Gain Reclassified from

Accumulated OCI into Income

(Effective Portion)

and Location of Gain Recognized in
Income on Derivative

(Ineffective Portion and Amount Excluded

from Effectiveness Testing)

			Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(in thousands)		(in thousands)
Natural gas	$18,567	Oil and Gas Sales	$10,964	$(1,257)

Assuming that the market prices of oil and gas futures as of June 30, 2010 remain unchanged, the Company would expect to transfer a gain of approximately $16 million from accumulated other comprehensive income to earnings during the next 12 months. The actual reclassification into earnings will be based on market prices at the contract settlement date.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three and six months ended June 30, 2009 and 2010

(Unaudited)

For derivative instruments that do not qualify as hedges pursuant to ASC 815, changes in the fair value of these derivatives that occur prior to their maturity (i.e., temporary fluctuations in value) are recognized in current earnings. A summary of the effect of the derivatives not qualifying for hedges is as follows:

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		(in thousands)		(in thousands)
Realized
Natural gas	Oil and gas sales	$2,023	Oil and gas sales	$2,739
Unrealized
Natural gas	Unrealized losses on derivatives	(1,114)	Unrealized losses on derivatives	(1,314)
Natural gas basis	Unrealized losses on derivatives	86	Unrealized losses on derivatives	(57)

		$995		$1,368

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		(in thousands)		(in thousands)
Realized
Natural gas	Oil and gas sales	$—	Oil and gas sales	$23
Unrealized
Natural gas	Unrealized losses on derivatives	—	Unrealized losses on derivatives	(221)
Crude oil	Unrealized losses on derivatives	107	Unrealized losses on derivatives	107

		$107		$(91)

The valuation of our derivative instruments are based on industry standard models that primarily rely on market observable inputs. Substantially all of the assumptions for industry standard models are observable in active markets throughout the full term of the instrument. The Company categorizes these measurements as Level 2. The following table sets forth by level within the fair value hierarchy our derivative instruments, which are our only financial assets and liabilities that were accounted for at fair value on a recurring basis, as of December 31, 2009 and June 30, 2010:

	As of December 31, 2009:			As of June 30, 2010:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets:
Natural gas derivative instruments	$—	$29,544	$—	$—	$36,227	$—
Crude oil derivative instruments	$—	$—	$—	$—	$(164)	$—

NOTE E – STOCK COMPENSATION PLANS

We recognized $1.2 million and $1.1 million of stock compensation expense for the three months ending June 30, 2009 and 2010, respectively and $2.3 million and $3.5 million for the six months ending June 30, 2009 and 2010, respectively. These non-cash expenses are reflected as a component of the Company’s general and administrative expense. To the extent amortization of

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three and six months ended June 30, 2009 and 2010

(Unaudited)

compensation costs relates to employees directly involved in exploration and development activities, such amounts are capitalized to oil and natural gas properties. Stock based compensation capitalized as part of oil & natural gas properties was $0.2 million and $0.1 million for the three months ended June 30, 2009 and 2010 and $0.4 million and $0.7 million for the six months ended June 30, 2009 and 2010.

Restricted Stock

A summary of the status of our unvested shares of restricted stock and the changes for the years ending December 31, 2008 and 2009 and the six months ended June 30, 2010 is presented below:

	Number of unvested restricted shares	Weighted average grant- date fair value per share
Unvested shares as of January 1, 2008	—	$—
Granted	79,347	$74.11
Vested	(16,521)	$76.65
Forfeited	(98)	$76.73

Unvested shares as of December 31, 2008	62,728	$73.44
Granted	542,847	$18.55
Vested	(23,574)	$70.38
Forfeited	(1,471)	$29.00

Unvested shares as of December 31, 2009	580,530	$22.35
Granted	14,387	$8.67
Vested	(217,813)	$25.43
Forfeited	(18,115)	$23.73

Unvested shares as of June 30, 2010	358,989	$19.86

As of June 30, 2010, there was $7.0 million of unrecognized compensation expense related to non-vested restricted stock grants. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.4 years.

NOTE F – CAPITAL STOCK

Share Lending Arrangement

During the six months ended June 30, 2010, 500,000 shares issued and outstanding under the Company’s Share Lending Agreement were returned.

NOTE G – INCOME TAXES

We recorded tax provisions (benefits) of $3.0 million and $2.4 million for the three months ended June 30, 2009 and 2010, respectively, and $0.5 million and $(3.4) million for the six months ended June 30, 2009 and 2010, respectively, due to changes in the valuation allowance on deferred tax assets. The valuation allowance was adjusted due to increases or decreases in offsetting deferred tax liabilities, primarily as a result of unrealized gains or losses on derivative instruments that qualify for hedge accounting. In determining the carrying value of a deferred tax asset, accounting standards provide for the weighing of evidence in estimating whether and how much of a deferred tax asset may be recoverable. As the Company has incurred net operating losses in prior years, relevant accounting guidance suggests that cumulative losses in recent years constitute significant negative evidence, and that future expectations about income are insufficient to overcome a history of such losses. In 2008, the Company reduced the carrying value of its net deferred tax asset to zero and maintained that position as of December 31, 2009 and June 30, 2010. The valuation allowance has no impact on our net operating loss (“NOL”) position for tax purposes, and if the Company generates taxable income in future periods, the Company will be able to use its NOLs to offset taxes due at that time. The Company will continue to assess the valuation allowance against deferred tax assets considering all available evidence obtained in future reporting periods.

NOTE H – COMMITMENTS AND CONTINGENCIES

As disclosed in the 2009 10-K, the Company has lease obligations related to four drilling rigs. During 2010, the Company subleased two of these drilling rigs for approximately six months. As a result of these subleases, the Company has reduced its future lease obligation by approximately $7.6 million.

GMX Resources Inc.

Condensed Notes To Interim Financial Statements

Three and six months ended June 30, 2009 and 2010

(Unaudited)

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

The table below summarizes information concerning our activities in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009.

Summary Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Production:
Oil (MBbls)	33	24	63	46
Natural gas (MMcf)	3,113	4,164	6,155	7,231
Gas equivalent production (MMcfe)	3,309	4,308	6,533	7,507
Average daily (MMcfe)	36.4	47.3	36.1	41.5

Average Sales Price:

Oil (per Bbl)
Wellhead price	$54.04	$75.98	$45.50	$75.73
Effect of hedges, excluding gain or loss from ineffectiveness of derivatives	21.84	—	22.99	—

Total	$75.88	$75.98	$68.49	$75.73

Natural gas (per Mcf)
Wellhead price	$3.36	$3.81	$3.73	$4.33
Effect of hedges, excluding gain or loss from ineffectiveness of derivatives	3.12	1.76	2.82	1.51

Total	$6.48	$5.57	$6.55	$5.84

Average sales price, excluding gain or loss from ineffectiveness of derivatives (per Mcfe)	$6.84	$5.80	$6.84	$6.10
Operating and Overhead Costs (per Mcfe):
Lease operating expenses	$0.82	$0.52	$0.90	$0.71
Production and severance taxes	0.09	0.07	(0.21)	0.14
General and administrative	1.61	1.44	1.50	1.79
Depreciation, depletion and amortization—oil and natural gas properties	$1.41	$1.75	$1.79	$1.70

Results of Operations for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Oil and Natural Gas Sales. Oil and natural gas sales in the three months ended June 30, 2010 increased 2% to $23.2 million compared to $22.8 million for the three months ended June 30, 2009. Excluding the non-cash effects of ineffectiveness from derivatives, oil and gas sales increased 10% from the second quarter of 2009 compared to the second quarter of 2010. Ineffectiveness of derivatives recognized in oil and gas sales of $0.2 million and $(1.8) million for the three months ended June 30, 2009 and 2010, respectively, is the result of a difference in the fair value of the Company’s cash flow hedges and the fair value of the projected cash flows of a hypothetical derivative based on the Company’s expected sales point. The increase in oil and natural gas sales was due to a 30% increase in production offset by a 15% decrease in the average realized price of oil and natural gas, excluding ineffectiveness of hedging activities. The average price per barrel of oil and Mcf of natural gas received (exclusive of ineffectiveness from derivatives) in the three months ended June 30, 2010 was $75.98 and $5.57, respectively, compared to $75.88 and $6.48, respectively, in the three months ended June 30, 2009. Production of oil for the three months ended June 30, 2010 decreased to 24 MBbls compared to 33 MBbls for the three months ended June 30, 2009, a decrease of 27%. Natural gas production for the three months ended June 30, 2010 increased to 4,164 MMcf compared to 3,113 MMcf for the three months ended June 30, 2009, an increase of 34%. The increase in natural gas production resulted from production related to 19 producing Haynesville/Bossier (“H/B”) horizontal wells that were on-line during 2010. During the second quarter of 2010, the Company brought on-line six H/B horizontal wells and production from H/B horizontal wells accounted for 61% of total production in the second quarter of 2010 compared to 31% in the second quarter of 2009.

In the three months ended June 30, 2010, as a result of hedging activities but excluding derivative ineffectiveness, we recognized an increase in natural gas sales of $7.3 million compared to an increase in natural gas and oil sales of $9.7 million and $0.7 million, respectively, in the second quarter of 2009. In the second quarter of 2010, hedging, excluding ineffectiveness, increased the average natural gas sales price by $1.76 per Mcf compared to an increase in natural gas and oil sales price of $3.12 per Mcf and $21.84 per Bbl, respectively, in the second quarter of 2009. The Company did not recognize any oil related hedging activities in oil and gas sales in the three months ended June 30, 2010.

Lease Operations. Lease operations expense decreased $0.5 million, or 18%, in the three months ended June 30, 2010 to $2.2 million, compared to$2.7 million for the three months ended June 30, 2009. Lease operations expense on an equivalent unit of production basis decreased $0.30 per Mcfe in the three months ended June 30, 2010 to $0.52 per Mcfe, compared to $0.82 per Mcfe for the three months ended June 30, 2009. The decrease in lease operating expenses on an equivalent unit basis resulted from an increase in H/B horizontal well production and cost control measures implemented during 2010. With little to no incremental increase in lease operating costs from a Cotton Valley vertical well, the significantly larger amount of production from a H/B horizontal well will result in lower per unit lease operating costs.

Production and Severance Taxes. Production and severance taxes increased 3% to $0.3 million in the three months ended June 30, 2010. During the second quarter of 2010, the Company recorded production and severance tax refunds of $0.5 million. Upon approval by the State of Texas, certain wells, including our H/B horizontal wells, are exempt from severance taxes for a period of ten years. We expect this to continue to reduce our expense going forward.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $2.1 million, or 31%, to $8.7 million in the three months ended June 30, 2010 compared to $6.6 million for the three months ended June 30, 2009. The oil and gas properties depreciation, depletion and amortization rate per equivalent unit of production was $1.75 per Mcfe in the three months ended June 30, 2010 compared to $1.41 per Mcfe in the three months ended June 30, 2009. This increase is a result of our H/B horizontal drilling program which caused the percentage increase in oil and gas properties subject to amortization to exceed the percentage growth in reserves for the three months ended June 30, 2010.

General and Administrative Expense. General and administrative expense for the second quarter of 2010 was $6.2 million compared to $5.3 million for the second quarter of 2009, an increase of 17%. General and administrative expense per equivalent unit of production was $1.44 per Mcfe for the second quarter of 2010 compared to $1.61 per Mcfe for the comparable period in 2009. A significant portion of the Company’s general and administrative expense is related to non-cash compensation expense. During the three months ended June 30, 2009 and 2010, the Company recognized $1.2 million and $0.9 million of non-cash compensation expense. General and administrative expense has not historically varied in direct proportion to oil and natural gas production because certain types of general and administrative expenses are non-recurring or fixed in nature. The Company expects general and administrative expenses on a per Mcfe basis to decrease as production increases.

Interest. Interest expense for the second quarter of 2010 was $4.7 million compared to $4.1 million for the first quarter of 2009. For the three months ended June 30, 2010 and 2009, interest expense includes non-cash interest expense of $2.3 million and $1.2 million, respectively. As a result of the accounting for convertible bonds, share lending agreement and deferred premiums on derivative instruments, the Company’s non-cash interest expense related to these financial instruments was $1.7 million and $0.8 million for the three months ended June 30, 2010 and 2009, respectively. Cash interest expense for the three months ended June 30, 2010 and 2009 was $2.3 million and $2.9 million, respectively. The decrease in cash interest expense of $0.6 million is due to the reduction in borrowing under the revolving credit agreement in the second quarter of 2010 compared to the second quarter of 2009.

Income Taxes. Income tax for the second quarter of 2010 was a provision of $2.4 million as compared to a provision of $3.0 million in the second quarter of 2009. The income tax provision recognized in the second quarters of 2009 and 2010 was a result of an increase in the valuation allowance on net deferred tax assets. A decrease in deferred tax liabilities primarily related to unrealized gains on derivative contracts designated as hedges where the mark to market change on the hedges, net of deferred taxes is recorded to other comprehensive income.

Net income to noncontrolling interest. As the result of a sale of an interest in our gathering system in the fourth quarter of 2009, we reduced net income by $0.6 million or $0.14 per Mcfe in the three months ended June 30, 2010.

Results of Operations for the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Oil and Natural Gas Sales. Oil and natural gas sales in the six months ended June 30, 2010 decreased 3% to $44.5 million compared to $45.7 million for the six months ended June 30, 2009. Excluding the non-cash effects of ineffectiveness from derivatives, oil and gas sales increased 2% from the first six months of 2009 compared to the first six months of 2010. Ineffectiveness of derivatives recognized in oil and gas sales of $1.0 million and $(1.3) million for the six months ended June 30, 2009 and 2010, respectively, is the result of a difference in the fair value of the Company’s cash flow hedges and the fair value of the projected cash flows of a hypothetical derivative based on the Company’s expected sales point. The increase in sales, excluding ineffectiveness of derivatives, was due to a 15% increase in production offset by an 11% decrease in the average realized price of oil and natural gas. The average price per barrel of oil and Mcf of natural gas received (exclusive of ineffectiveness from derivatives) for the six months ended June 30, 2010 was $75.73 and $5.84, respectively, compared to $68.49 and $6.55, respectively, for the six months ended June 30, 2009. Production of oil for the six months ended June 30, 2010 decreased to 46 MBbls compared to 63 MBbls for the six months ended June 30, 2009, a decrease of 27%. Natural gas production for the six months ended June 30, 2010 increased to 7,231 MMcf compared to 6,155 MMcf for the six months ended June 30, 2009, an increase of 17%. The increase in natural gas production resulted from production related to 19 producing Haynesville/Bossier (“H/B”) horizontal wells that were on-line during 2010. During the first half of 2010, the Company brought on-line eight H/B horizontal wells and production from H/B horizontal wells accounted for 55% of total production in the first six months of 2010 compared to 23% in the first six months of 2009.

In the six months ended June 30, 2010, as a result of hedging activities but excluding derivative ineffectiveness, we recognized an increase in natural gas sales of $10.9 million compared to an increase in natural gas and oil sales of $17.4 million and $1.4 million, respectively, in the first six months of 2009. In the first six months of 2010, hedging, excluding ineffectiveness, increased the average natural gas sales price by $1.51 per Mcf compared to an increase in natural gas and oil sales price of $2.82 per Mcf and $22.99 per Bbl, respectively, in the first six months of 2009. The Company did not recognize any oil related hedging activities in oil and gas sales in the first six months of 2010.

Lease Operations. Lease operations expense decreased $0.5 million, or 9%, in the six months ended June 30, 2010 to $5.4 million, compared to $5.9 million in the six months ended June 30, 2009. Lease operations expense on an equivalent unit of production basis decreased $0.19 per Mcfe in the six months ended June 30, 2010 to $0.71 per Mcfe, compared to $0.90 per Mcfe for the six months ended June 30, 2009. The decrease in lease operating expenses on an equivalent unit basis resulted from an increase in H/B horizontal well production and cost control measures implemented during the first six months of 2010. With little to no incremental increase in lease operating costs from a Cotton Valley vertical well, the significantly larger amount of production from a H/B horizontal well will result in lower per unit lease operating costs.

Production and Severance Taxes. As a result of the recognition of severance tax refunds of approximately $2.0 million in the six months ended June 30, 2009, production and severance taxes increased 176% from income of $1.4 million in the six months ended June 30, 2009 to expense of $1.0 million in the six months ended June 30, 2010. During the second quarter of 2010, the Company recorded production and severance tax refunds of $0.5 million. Upon approval by the State of Texas, certain wells, including our H/B horizontal wells, are exempt from severance taxes for a period of ten years and we expect this to reduce our expense going forward.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased $0.4 million, or 3%, to $15.1 million in the six months ended June 30, 2010 compared to $15.5 million for the six months ended June 30, 2009. The oil and gas properties depreciation, depletion and amortization rate per equivalent unit of production was $1.70 per Mcfe in the six months ended June 30, 2010 compared to $1.79 per Mcfe in the six months ended June 30, 2009. This decrease in the rate per Mcfe is due to the percentage growth in reserves exceeding the percentage increase in oil and gas properties subject to amortization in the six months ended June 30, 2010 compared to the same period in 2009.

Impairment of Oil and Natural Gas Properties. As a result of lower oil and natural gas prices from year-end 2008, we recognized an impairment charge on oil and gas properties of $138.1 million in the first six months of 2009. The Company has not recognized an impairment charge on oil and gas properties in the first six months of 2010 but may be required to recognize impairment charges or writedowns in future reporting periods if market prices for oil or natural gas decline.

General and Administrative Expense. General and administrative expense for the six months ended June 30, 2010 was $13.4 million compared to $9.8 million for the six months ended June 30, 2009, an increase of $3.6 million, or 37%. The Company incurred approximately $1.5 million in severance costs of which $0.9 million or 62% was a non-cash expense. Adjusting for the severance costs incurred in the first six months of 2010, general and administrative expense per equivalent unit of production was $1.58 per Mcfe for the first six months of 2010 compared to $1.50 per Mcfe for the comparable period in 2009. A significant portion of the Company’s general and administrative expense is related to non-cash compensation expense. In addition to the $0.9 million in non-cash compensation mentioned above, the Company incurred an additional $2.6 million in non-cash compensation costs during the first six months of 2010 or 22% of general and administrative expenses excluding severance costs in the first six months of 2010 compared to $2.3 million or 23% in the first six months of 2009. General and administrative expense has not historically varied in direct proportion to oil and natural gas production because certain types of general and administrative expenses are non-recurring or fixed in nature. In the second half of 2009, the Company added key employees to execute a H/B horizontal drilling program. As a result, personnel costs have increased in comparison to the first six months of 2009. The Company expects general and administrative expenses on a per Mcfe basis to decrease as production increases.

Interest. Interest expense for the first six months of 2010 was $8.9 million compared to $8.2 million for the first six months of 2009. For the six months ended June 30, 2010 and 2009, interest expense includes non-cash interest expense of $4.5 million and $2.2 million, respectively. As a result of the accounting for convertible bonds, share lending agreement and deferred premiums on derivative instruments, the Company’s non-cash interest expense related to these financial instruments was $3.2 million and $1.6 million for the six months ended June 30, 2010 and 2009, respectively. Cash interest expense for the three months ended June 30, 2010 and 2009 was $4.3 million and $5.7 million, respectively. The decrease in cash interest expense of $1.4 million is due to the reduction in borrowing under the revolving credit agreement in the first six months of 2010 compared to the first six months of 2009.

Income Taxes. Income tax for the six months ended June 30, 2010 was a benefit of $3.4 million as compared to a provision of $0.5 million in the first six months of 2009. The income taxes recognized in the first six months of 2009 and 2010 were a result of a change in the valuation allowance on net deferred tax assets caused by a change in deferred tax liabilities primarily related to unrealized gains on derivative contracts designated as hedges where the mark to market change on the hedges, net of deferred taxes is recorded to other comprehensive income.

Net income to noncontrolling interest. As the result of a sale of an interest in our gathering system in the fourth quarter of 2009, we reduced net income by $0.9 million or $0.12 per Mcfe for the six months ended June 30, 2010.

Net Income and Net Income Per Share

Net Income and Net Income Per Share—Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009. For the three months ended June 30, 2010 we reported a net loss applicable to common shareholders of $3.0 million and for the three months ended June 30, 2009, we reported a net loss applicable to common shareholders of $1.4 million. Net loss per basic and fully diluted share was $0.11 for the second quarter of 2010 compared to a net loss per basic and fully diluted share of $0.08 for the second quarter of 2009. Weighted average fully-diluted shares outstanding increased by 56% from 18,093,208 shares in the second quarter of 2009 to 28,181,587 shares in the second quarter of 2010.

Net Income and Net Income Per Share—Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009. For the six months ended June 30, 2010 we reported a net income applicable to common shareholders of $0.8 million and for the six months ended June 30, 2009, we reported a net loss applicable to common shareholders of $134.5 million. Net income per basic and fully diluted share was $0.03 for the first half of 2010 compared to a net loss per basic and fully diluted share of $8.03 for the first half of 2009. Weighted average fully-diluted shares outstanding increased by 68% from 16,746,112 shares in the first half of 2009 to 28,140,319 shares in the first half of 2010.

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

We continually review our drilling and capital expenditure plans and may change the amount we spend based on industry conditions and the availability of capital. Our capital expenditure budget for 2010 is $175 million which will be used to drill and complete 22 H/B horizontal wells during 2010. In the first six months of 2010, our capital expenditures were $86.3 million of which

$81.4 million was primarily for drilling and completing H/B horizontal wells and $4.9 million was related to infrastructure. We may continue to revise our capital expenditure budget during 2010 depending on our ability to continue to sublease two contracted Helmerich & Payne FlexRig3s™ that are currently on six month subleases to third parties through the end of September 2010 and January 2011, respectively, and our ability to enter into additional joint operating agreements (“JOA”) with other operators that have adjoining acreage to jointly develop Haynesville leasehold rights.

In order to protect the Company against the financial impact of a decline in natural gas prices, the Company has an active rolling three year hedging program. The Company has natural gas hedges in place of 7.2 Bcf or 74% of its remaining estimated natural gas production for 2010. In addition, the Company has 14.9 Bcf and 16.7 Bcf of natural gas hedged in 2011 and 2012, respectively, at average hedge prices of $6.14 and $6.08 per Mcf.

As of June 30, 2010, we had $26 million drawn on our revolving bank credit facility that has a borrowing base of $130 million. On July 8, 2010, we completed our semi-annual redetermination of our revolving bank credit facility borrowing base in which we reaffirmed the borrowing base of $130 million, extended the maturity date to August 1, 2012 which can be extended automatically to July 8, 2013 under certain circumstances and modified our Total Net Debt to EBITDA financial covenant. Our next semi-annual redetermination is scheduled for October 2010. As of June 30, 2010, we were in compliance with all financial covenants under our revolving bank credit facility.

Cash Flow—Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

In the six months ended June 30, 2010 and 2009, we spent $77.6 million and $112.4 million, respectively, in oil and natural gas acquisitions and development activities and related property and equipment, net of proceeds received from sales. These investments were funded during the six months ended June 30, 2010 by cash flow from operations, borrowing under our revolving bank credit facility and proceeds from the issuance of common stock and convertible notes in 2009. Cash flow provided by operating activities in the six months ended June 30, 2010 was $22.5 million compared to cash flow provided by operating activities in the six months ended June 30, 2009 of $20.6 million. The increase in net cash provided by operating activities in 2010 is primarily due to a decrease in accounts payable during 2009 which was the result of the Company decreasing drilling activity in response to lower natural gas prices.

Revolving Bank Credit Facility and Other Debt

Revolving Bank Credit Facility. We have a secured revolving bank credit facility, which matures on August 1, 2012 and provides for a line of credit of up to $250 million (the “commitment”), subject to a borrowing base which is based on a periodic evaluation of oil and gas reserves (“borrowing base”). The amount of credit available at any one time under the revolving bank credit facility is the lesser of the borrowing base or the amount of the commitment. In addition to the amendments described above under “Capital Resources and Liquidity,” the material terms of the credit facility are described in our 2009 10-K. The credit facility contains various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sale of assets, mergers and consolidations, dividends and distributions, and changes in management and require the maintenance of various financial ratios. We were in compliance with all financial and nonfinancial covenants at June 30, 2010.

Convertible Notes. We issued $125 million of 5.00% convertible notes due 2013 in February 2008 and $86.25 million of 4.50% convertible notes due 2015 in October 2009 (collectively “convertible notes”). These convertible notes are unsecured. The terms of the convertible notes are more fully described in our 2009 10-K. We were in compliance with the terms of the convertible notes at June 30, 2010.

Working Capital

At June 30, 2010, we had a working capital deficit of $11.7 million. Including availability under our revolving bank credit facility, our working capital as of June 30, 2010 would have been $92.3 million.

Price Risk Management

See Part I, Item 3 – Quantitative and Qualitative Disclosure about Market Risk.

Critical Accounting Policies

Our critical accounting policies are summarized in our 2009 10-K. There have been no changes in those policies.

Contractual Obligations

As disclosed in the 2009 10-K, the Company has lease obligations related to four drilling rigs. During 2010, the Company subleased two of these drilling rigs for approximately six months. As a result of these subleases, the Company has reduced its future lease obligation by approximately $7.6 million.

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

Following is a summary of the outstanding crude oil and natural gas derivative contracts we have in place as of June 30, 2010:

Effective Date	Maturity Date	Notional Amount Per Month	Remaining Notional Amount as of June 30, 2010	Additional Put Options	Floor	Ceiling	Designation under ASC 815
Natural Gas (MMBtu):
1/1/2010	12/31/2010	452,667	2,716,000	$5.00	$7.50	$—	Cash flow hedge
1/1/2010	12/31/2010	471,833	2,830,998	$4.00	$5.50	$7.00	Cash flow hedge
1/1/2010	12/31/2010	25,000	150,000		$—	$8.50	Cash flow hedge
5/1/2010	12/31/2012	155,550	4,666,500		$—	$7.00	Cash flow hedge
5/1/2010	12/31/2010	271,667	1,630,000	$4.00	$6.00	$—	Cash flow hedge
1/1/2011	12/31/2011	188,781	2,265,372		$—	$8.00	Cash flow hedge
1/1/2011	3/31/2011	200,000	600,000	$5.00	$7.00	$7.25	Cash flow hedge
1/1/2011	3/31/2011	200,000	600,000		$—	$8.90	Cash flow hedge
4/1/2011	10/31/2011	200,000	1,400,000	$5.00	$6.50	$8.30	Cash flow hedge
11/1/2011	3/31/2012	200,000	1,000,000	$5.50	$7.00	$10.10	Cash flow hedge
1/1/2011	12/31/2012	1,021,666	24,520,000	$4.00	$6.00	$—	Cash flow hedge
1/1/2011	12/31/2012	167,612	4,022,697	$4.50	$6.25	$—	Cash flow hedge

Crude Oil (Bbls):
5/1/2010	12/31/2011	3,000	54,900		$—	$100.00	Not designated

Natural gas contracts are settled against Inside FERC—Houston Ship Channel Index Price or NYMEX. The Inside FERC—Houston Ship Channel Index Price and NYMEX have historically had a high degree of correlation with the actual prices received by the Company.

The fair value of our natural gas and oil derivative contracts in effect at June 30, 2010 was $36.1 million, of which $16.4 million is classified as a current asset and $19.7 million is classified as a long-term asset.

Based on the monthly notional amount for natural gas in effect at June 30, 2010, a hypothetical $1.00 increase in natural gas prices would have decreased the fair value from our natural gas swaps and options by $40.2 million and a $1.00 decrease in natural gas prices would have increased the fair value from our natural gas swaps and option by $43.2 million. Based on the monthly notional amount for crude oil in effect at June 30, 2010, a hypothetical $1.00 increase or decrease in oil prices would have no material impact on the fair value for our crude oil derivative contract.

Interest Rate Risk

As of June 30, 2010, we had $26.0 million of long-term debt outstanding under our revolving bank credit facility. The revolving bank credit facility matures in August 2012 and is governed by a borrowing base calculation that is redetermined periodically. We have the option to elect interest at either (a) a base rate tied to the greatest of (i) the prime rate as published in The Wall Street Journal plus a margin ranging from 1% to 2% based on the amount of the loan outstanding in relation to the borrowing base, (ii) the federal funds rate plus a margin ranging from 3.25% to 4.75% based on the amount of the loan outstanding in relation to the borrowing base, or (iii) the one-month LIBO rate plus a margin ranging from 2.75% to 4.25% based on the amount of the loan outstanding in relation to the borrowing base (payable monthly), or (b) the LIBO rate plus a margin ranging from 2.75% to 4.25% based on the amount of the loan outstanding in relation to the borrowing base for a period of one, two or three months (payable at the end of such period). As a result, our interest costs fluctuate based on short-term interest rates relating to our revolving bank credit facility. Based on borrowings outstanding at June 30, 2010, a 100 basis point change in interest rates would change our annual interest expense by approximately $260,000. We had no interest rate derivatives during 2010.

Our $86.25 million of convertible notes and $125 million of convertible notes have fixed interest rates of 4.50% and 5.00%, respectively.

ITEM 4.	Controls and Procedures

Background. In March 2010, we identified a material weakness in our internal control over financial reporting due to management’s improper application of generally accepted accounting principles resulting in corrections to our previously reported consolidated financial statements as of and for the year ended December 31, 2008 and the first three quarters of 2009. Management failed to timely detect and correct errors relating to the improper application of generally accepted accounting principles in determining our full cost pool impairment charges, other impairment charges, and related deferred income taxes. Management also failed to timely detect and correct errors as a result of improperly including dilutive securities in our computation of diluted loss per share. Because of this material weakness, our management concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) and our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) were not effective as of December 31, 2009, and we included these conclusions in our 2009 10-K.

Evaluation of disclosure controls and procedures at June 30, 2010. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide us with reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Based on that evaluation and due to the material weakness described above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures continued not to be effective as of June 30, 2010.

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

The Company is party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, the Company’s estimates of the outcomes of such matters, and its experience in contesting, litigating, and settling similar financial position or results of operations after consideration of recorded accruals.

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors applicable to us from those disclosed in our 2009 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of our common stock during the three months ended June 30, 2010.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 to April 30, 2010	—	$—	—	—
May 1, 2010 to May 31, 2010	—	—	—	—
June 1, 2010 to June 30, 2010	31,161	$6.25	—	—

(1)

The number of shares of our common stock repurchased reflects the number of shares surrendered to the Company to pay withholding taxes in connection with the vesting of employee restricted stock awards.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Removed and Reserved

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GMX RESOURCES INC.
(Registrant)

Date: August 6, 2010	/s/ James A. Merrill
James A. Merrill
Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1(a)	Amended and Restated Certificate of Incorporation of GMX Resources Inc.	SB-2	333-49328	3.1	11/06/2000

3.1(b)	Amended Certificate of Incorporation of GMX Resources Inc.	8-K	001-32977	3.1	05/25/2010

3.2	Amended and Restated Bylaws of GMX Resources Inc	8-K	001-32977	3.2	11/04/2008

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of GMX Resources Inc.	8-K	000-32325	3.1	05/18/2005

3.4	Certificate of Designation of 9.25% Series B Cumulative Preferred Stock	8-A12B	001-32977	4.1	08/08/2006

4.1(a)	Rights Agreement dated May 17, 2005 by and between GMX Resources Inc. and UMB Bank, N.A., as Rights Agent	8-K	000-32325	4.1	05/18/2005

4.1(b)	Amendment No. 1 to Rights Agreement dated February 1, 2008	8-A/A	001-32977	4.1	02/21/2008

4.1(c)	Amendment No. 2 to Rights Agreement dated October 30, 2008	8-A/A	001-32977	1	11/17/2008

4.2	Indenture dated February 15, 2008, between GMX Resources Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	001-32977	4.1	02/15/2008

4.3	Indenture dated October 28, 2009, between GMX Resources Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-32977	4.1	10/28/2009

4.4	Supplemental Indenture dated October 28, 2009, between GMX Resources Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-32977	4.2	10/28/2009

10.1	Amended and Restated 2008 Long-Term Incentive Plan	8-K	001-32977	10.1	05/25/2010

10.2	Fourth Amended and Restated Loan Agreement dated July 8, 2010, among GMX Resources Inc., Capital One, National Association, as Administrative Agent, and the lenders named therein.	8-K	001-32977	10.1	07/13/2010

31.1	Rule 13a-14(a) Certification of Chief Executive Officer		001-32977			*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer		001-32977			*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350		001-32977			*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350		001-32977			*