Form 10-K/A
period 2010-12-31
GMX RESOURCES INC
filed 2011-09-01
CIK 1127342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended December 31, 2010 of GMX Resources Inc. (“GMX”), which was filed with the Securities and Exchange Commission on March 11, 2011 (the “Form 10-K”). This Form 10-K/A is being filed (1) to amend Item 11 of the Form 10-K for the purpose of providing a description of how the compensation committee of GMX determined the amount to pay for each element of compensation for each of its named executive officers and (2) to file revised reserve engineer reports for the year ended December 31, 2010 (which revised reports do not contain any revisions to total proved reserves or estimated future net revenue). The registrant is hereby amending and replacing in its entirety Item 11 in the Form 10-K to include such description and Item 15 to include certifications with respect to this Form 10-K/A and the revised reserve engineer reports for the year ended December 31, 2010, and to incorporate by reference certain other exhibits previously filed.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Form 10-K for the year ended December 31, 2010, including any of the financial information disclosed in Parts II and IV of the Form 10-K, and does not purport to reflect any information or events subsequent to the filing thereof.

GMX RESOURCES INC.

Form 10-K/A

PART III

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Summary

In 2010, we focused on improving our Haynesville/Bossier (“H/B”) Gas Shale resource play, as well as looking for potential acquisitions that would give us more exposure to liquid hydrocarbons. In 2010, we increased our proved H/B reserves by approximately 800% from 2009. As a result of developing regulatory and legal mechanisms, we are a leader in East Texas in drilling long laterals in excess of 6,000’ that cross unit boundaries. In addition to longer laterals, our new operational team continued to improve the well and completion design of our H/B horizontal wells which resulted in an increase in the average estimated ultimate recovery (“EUR”) from our H/B horizontal wells. These higher EURs were confirmed in 2010 by DeGolyer & MacNaughton, a nationally recognized independent petroleum engineering consulting firm.

During 2010, we made a strategic decision to begin looking for properties that would expand our assets and development into other basins, diversify our company’s concentrated natural gas focus from two resource plays in one basin and provide the company more liquid hydrocarbon opportunities. We sought out several key employee hires to aid in this expansion. These efforts have led to acquisitions of core positions in two of the leading oil resource plays in the U.S. During January and February 2011, we entered into separate agreements to purchase undeveloped leasehold in the Williston Basin of North Dakota/Montana, targeting the Bakken/Sanish-Three Forks Formation, and the oil window of the Denver Julesburg Basin (the “DJ Basin”) of Wyoming, targeting the emerging Niobrara Formation. We are making plans to deploy our capital and resources into these development opportunities beginning in 2011. With the acquisition of the liquids-rich (estimated 90% oil) Bakken and Niobrara acreage, we will have better flexibility to deploy capital based on a variety of economic and technical factors, including wells costs, service availability, take-away capacity and commodity prices (including differentials applicable to the basins). We believe this flexibility will enable us to generate higher cash flow growth to fund our capital expenditure program. We believe our contracted FlexRigs and experienced Rockies and H/B horizontal drilling personnel will enable us to succeed in the development of these new oil resource plays.

Along with our peers in the oil and natural gas industry, we witnessed an unprecedented drop in commodity prices in the second half of 2008, which with respect to natural gas has continued to date in 2011, as a result of an over supplied natural gas market and a weakened economy. However, our hedging program has allowed us to reduce the economic impact of falling prices. In response to falling prices, we elected to freeze executive and significant employee base pay in July 2008 with exceptions for promotion or increased responsibility in an effort to support our Company-wide cost containment initiative and to preserve capital. In 2010, we retained Longnecker and Associates (“Longnecker”) to update their 2008 executive compensation study and adjusted executive compensation based on their recommendations as of July 1, 2010. Bonus compensation for 2010 was based on a formulaic approach based on metrics that the Board and Management of the Company believed to be important to growing long-term shareholder value. The 2010 bonus compensation was deferred by our executives and significant employee until 2011 upon the successful completion of acquisition and financing initiatives that were begun during 2010 and completion of the 2010 audited financial statements. Additionally, we continued our focus on stock compensation to encourage retention and focus on long-term shareholder value. Due to a limited number of shares being available under our long-term incentive plan and to minimize shareholder dilution, only a portion of the recommended stock compensation was awarded in 2010. To make up for the short-fall in stock awards, executive and key employees received a reduced cash award that is to be paid quarterly over the next two years that began in August of 2010.

Despite the downturn in the economy and continued depressed natural gas prices, the competition for competent, qualified employees in our industry and especially within our new operating areas in the Williston and DJ Basins, as well as, East Texas continues to be strong. Our executive compensation program described below, is designed to address the continuing competition for talent in the industry as it impacts our ability to attract needed talent, general sensitivity to investor concerns regarding executive compensation in general, and the need to continue to motivate, reward, and retain the best management talent possible to manage through these difficult times in natural gas and to expand the footprint of the Company into new basins focused on liquid hydrocarbons.

Compensation Philosophy

For 2010, we generally targeted total compensation for our management and employees at approximately the 75th percentile of our compensation peer group. We established compensation at this level because we believe it is required for us to attract and retain talented management capable of executing our rapid growth business plan and managing our business in a competitive environment. We believe that attracting and retaining talented management that is entrepreneurial in nature is vital during times of depressed natural gas prices to successfully navigate the Company through difficult periods and to position the Company for creating substantial shareholder value as natural gas prices rebound from the recent lows. As we expand the geographical footprint of the Company into areas with more liquid hydrocarbon opportunities and add additional managerial employees, we are strategically targeting new hires with significant experience in our new areas of operations and that have managerial experience in much larger companies. Our philosophy of compensating management and employees at the 75th percentile allows us to attract these types of employees in a competitive environment. We are a forward-looking entrepreneurial Company with employees that are focused on growing value over the long term. This was evident during 2010 when executive management and other key employees voluntarily deferred cash bonuses until 2011 after we completed our recent acquisitions and capital raising activities. Also, reflecting our entrepreneurial philosophy, we have historically not attempted to reward or motivate our executives with deferred compensation, defined benefit pension or supplemental retirement plans, as they are typically less performance-based, are not necessarily aligned with shareholders’ interests and can be very costly to a company regardless of its success.

Overview and Objectives

We believe our success is dependent on the continued contributions of our senior management and other key employees and the addition of new talent as our company grows. The goals of our executive compensation program continue to be to attract, motivate, reward and retain executives of high integrity and exceptional entrepreneurial skill who are capable of leading our Company in achieving our business objectives and strategies. Our ultimate goal is to continue to create exceptional long-term value for our shareholders. Additionally, we periodically review the Company’s compensation programs and ensure that they do not create risks that have or are reasonably likely to have a material adverse effect on the Company. Our compensation committee has presented its review and its conclusions to this effect to our entire Board.

Align executive compensation with the long-term interests of our shareholders and motivate and reward value creation. We have designed and implemented our executive compensation program to motivate and reward our executives for sustained superior operating and financial performance that has resulted in value creation for our shareholders. Our focus is on creating long-term value for our shareholders and focusing our executive team on those efforts, without undue concern about the short-term impact of business decisions. We believe that this encourages our executives to take appropriate operational and financial risks in pursuit of superior rewards, while employing effective risk management tools that will enhance long-term value for our shareholders. We believe that a portion of any growth in shareholder value should go to the executives that help to create that growth. Superior operational and financial results must continue to be appropriately rewarded even in times of a depressed economy and stock market, as our ability to generate superior shareholder returns in the future would be more difficult to achieve without them.

In our view, the wealth accumulated by our executives from their Company compensation over the years is in line with historical increases in shareholder value that they have helped to create and should not negatively impact any current compensation decisions, as it would unfairly penalize the executives for their past successes, decouple their interests from those of our long-term shareholders and be counter-productive in retaining and motivating them to achieve even greater operational and financial success for our shareholders in the future.

Maintain entrepreneurial culture. Our executive team shares an entrepreneurial spirit and will continue to provide strong executive leadership. We have an environment where employees perform like entrepreneurs with vested ownership interests and have a meaningful opportunity to earn above-market compensation if they help to put the Company in a position to create exceptional long-term value for our shareholders. As part of creating long-term value, we intend to use our entrepreneurial culture to grow revenue, cash flow and oil and gas reserves. We believe that this has been an important component of our success, and that it continues to be critical to maintain this culture. Also, reflecting our entrepreneurial philosophy, we have historically not attempted to reward or motivate our executives with deferred compensation, defined benefit pension or supplemental retirement plans, as they are typically less performance-based, are not necessarily aligned with shareholders’ interests and can be very costly to a company regardless of its success.

Retain talent. Despite the continued economic downturn, we continue to experience competition for qualified and talented executives in the industry. Therefore, our executive compensation program continues to focus on retention. We believe that, to perform well and put ourselves in a position to provide exceptional long-term returns to our shareholders, we must structure our compensation program in a way to retain and continue to motivate our executives who are critical to our future success. We do so by ensuring that executives earn above-average compensation relative to our peer group. Additionally, we issue restricted stock with a multi-year vesting schedule which, we believe, marries each executive’s interests with shareholder value and with the Company’s need for retention in these critical positions. We have experienced very little turnover among our executive officers, other senior executives and technical staff. While our executive compensation arrangements alone cannot guarantee that we can continue to retain our key executives, we believe that, without the appropriate compensation structure, such retention could be at risk.

Attract talent. We compete for talent not only against companies that are similar in size and operation, but also against companies that are significantly larger than us. Having our corporate headquarters in Oklahoma City, Oklahoma, we compete locally against several prominent oil and gas companies. As a result, we must recognize their compensation practices along with the practices of our peer group and adjust our polices accordingly to attract and retain talent. During 2010, we continued to hire and fill key technical positions in an attempt to further enhance our competiveness in our core area in East Texas and to assist the Company in expanding its footprint into other basins with more liquid hydrocarbon opportunities. We believe that we offer career advancement opportunities that larger companies do not have as individuals have opportunities to grow into positions or within their positions as our Company grows. Although career advancement opportunities help us attract top talent, we also believe that our compensation programs must be enticing enough to persuade top talent to change employers and perhaps relocate. We accomplish this through ensuring that the executives earn above average compensation relative to our peer group as well as larger companies within the oil and natural gas industry. Additionally, we provide bonuses or non-equity incentive compensation and offer equity compensation in the form of restricted stock as we believe that these compensation packages are similar to our competitors.

Compensation Processes

Role of the Compensation Committee. Our executive compensation program is under the direction and control of the compensation committee of our Board, which is composed entirely of independent, non-management directors. The committee met three times during 2010. It generally meets in coordination with regularly scheduled board meetings. It may also take additional compensation actions in the event of a new hire, promotion or other exceptional event, and at times may act by written consent. Beginning in 2011, the committee’s annual review of executive compensation will occur in November with any adjustments to be effective the first of the following year. Typically executive compensation is determined by the committee in executive session.

During 2010, we used Longnecker, an independent compensation consultant initially retained by the committee during 2008, to assist the committee in evaluating the competitiveness of our executive compensation program and in assessing whether our compensation practices are achieving our goals. The 2010 study was used as the baseline for the committee’s compensation decisions for 2010, as the committee believed that the compensation programs were meeting the designed objectives, especially with regards to the types and mix of compensation programs.

As part of Longnecker’s 2010 engagement, the committee asked Longnecker to prepare a report that included a compilation of compensation and performance data (“Survey Data”) prepared based upon data for our compensation peer group, set forth below, broad industry-specific compensation survey data for other companies within the energy sector and general industry surveys, as well as particularized data for industry participants to the extent Longnecker determined that such additional data would prove useful in our compensation process. The committee utilized this Survey Data to assess the competitiveness of our compensation programs within our compensation peer group and their effectiveness in achieving our goals.

In developing our compensation structure in 2010, we reviewed the compensation and benefit practices, as well as levels of pay, of a compensation peer group of companies selected by the compensation committee from domestic oil and natural gas exploration and development companies. The compensation peer group consisted of the following fifteen companies:

•	Abraxas Petroleum Corp.	•	Approach Resources Inc.	•	Brigham Exploration Co.

•	Callon Petroleum Co.	•	Carrizo Oil & Gas Inc.	•	Contango Oil & Gas Co.

•	Crimson Exploration Inc.	•	Delta Petroleum Corp.	•	Gastar Exploration LTD.

•	Rex Energy Corporation	•	Petroquest Energy Inc.	•	PrimeEnergy Corp.

•	Goodrich Petroleum Corp.	•	Rosetta Resources Inc.	•	Vanguard Natural Resources

The types and amounts of compensation paid to our executives are the result of a subjective process undertaken by the committee derived from the 2010 Longnecker study and guided by our objectives of executive retention, motivation and reward in order to achieve our ultimate goal of creating value for our shareholders. In 2010, except for the annual incentive bonus in 2010 where targeted metrics and rewards were set for each executive, there were no precise formulas put in place to arrive at executive compensation decisions. In determining appropriate cash and equity- based compensation, the committee analyzes the operating and financial results of the Company, liquidity and financial position, and the price of our stock during the year, and evaluates the individual’s performance and how he or she has contributed to our success.

Our executive compensation program has and may continue to rely heavily on the subjective judgments of the committee in consultation with an independent compensation consultant. In making its subjective evaluation for each individual executive, the committee uses our actual results to measure our success, and subjectively evaluates that executive based on those actual results and the individual’s contribution to them. No one element of an individual’s performance of his or her responsibilities or the resulting contribution to our overall operating and financial results has a material impact on the committee’s decision-making process with respect to that individual.

We do not have a policy regarding the relationship of compensation among the named executive officers or with other employees, although we attempt to maintain internal pay equity. The same design factors and compensation elements are applied to all named executive officers. Any material differences in the amount of compensation for each executive officer reflect the significant differences in the scope of individual responsibilities and contributions. Additionally, each executive officer’s position was benchmarked against an equivalent position within our peer group in the Longnecker study.

Role of Compensation Consultants. The committee has authority to hire legal, accounting, compensation and other consultants. The committee can determine the scope of the consultant’s assignment, the extent to which it wants management involved in any projects and the fees to be paid. Compensation and other consultants report directly to the committee and may work with management when preparing materials for the committee meetings. In 2010, the committee used Longnecker as their compensation consultant to conduct a formal review of our executive compensation programs.

Role of Management. Our CEO, Mr. Kenworthy, Jr., regularly reviews our executive compensation program and makes recommendations to the compensation committee regarding base salary, bonus structure and equity plan design changes, if warranted. In May 2010, Mr. Kenworthy, Jr. reviewed with the committee his recommendations on base salary adjustments and equity compensation awards for each of the other named executive officers and other key employees. In February 2011, Mr. Kenworthy, Jr. reviewed with the committee his recommendations for annual cash bonus payments to be paid in full during March 2011 for the year ending December 2010. On both occasions, the committee also considered Mr. Kenworthy, Jr.’s evaluation of the responsibilities, performance and contribution of each of the other named executive officers and his recommendations for each compensation element for the executives in making its own subjective decisions. In both May 2010 and February 2011, Mr. Kenworthy Jr. also reviewed with the committee his own performance and compensation. The committee discussed with Mr. Kenworthy, Jr. the Company’s operating and financial results, liquidity and financial position, and stock price, his responsibilities, performance and contributions to those results, his current compensation and his plans and expectations for the upcoming year before subjectively determining his annual cash bonus and long-term incentive compensation.

Considerations for Executive Compensation Decisions in 2010. The committee recognized Mr. Kenworthy Jr.’s contributions to our success as chief executive officer. The differences in compensation between that of Mr. Kenworthy, Jr. and the other named executive officers in 2010 reflect not only his leadership role, critical decision-making responsibility and significant duties, but also his status as a founder of the Company and his role in successfully building and subsequently guiding the Company through a difficult economic environment and the expectation that his leadership will again return exceptional shareholder value. Under Mr. Kenworthy Jr.’s leadership, we continued to exhibit a high level of performance across a broad number of metrics during depressed economic times. In addition, it was under Mr. Kenworthy Jr.’s leadership in late 2010 that the Company initiated the acquisitions and capital transactions that strengthened the Company’s balance sheet and liquidity and provided the Company with an expanded footprint in two of the leading oil resource plays in the U.S.

Additionally, the committee concluded that the executive team, including each of Messrs. Kenworthy, Jr., Rohleder, Merrill, Benton and Jackson, had continued to deliver exceptional results, including (i) leading the Company through volatile economic times, as demonstrated by their ability to strengthen the Company’s balance sheet and liquidity position in a very difficult capital markets environment, (ii) the continued improvement in the Haynesville horizontal drilling program, (iii) the change in the Company’s focus to oil related properties culminating in the acquisition of significant acreage positions in the Bakken and Nirobrara oil plays, and (iv) improvements in well results over the course of the year, while at the same time maintaining a Company-wide focus on financial discipline and cost control. In making its decisions regarding the 2010 annual incentive cash bonus awards at the committee’s meeting in February 2011, the committee reviewed the 2010 Longnecker report, the operating accomplishments and financial results for 2010, and the Company’s liquidity and financial position.

Elements of Compensation

We seek to achieve an appropriate mix between annual and long-term equity-based compensation, between cash and equity incentive awards and between performance-based and discretionary compensation in order to meet our objectives. Historically, we have not applied a rigid apportionment formula but have targeted total compensation for our management at approximately the 75th percentile of our peer group. Our mix of compensation elements is designed to reward superior operating and financial results and motivate exceptional long-term performance through a combination of elements. Additionally, when determining the mix of compensation, the committee takes into account that we do not provide deferred compensation, defined benefit pension or supplemental retirement plans for our executives.

Base Salary

We believe that some portion of an executive’s cash compensation should be a fixed amount for the executive’s regular work. Our current base salaries for our executive positions were established in July 2010 as part of a comprehensive compensation review, which included benchmarking base salaries to our peer group. To establish base salary ranges, we analyzed compensation for each executive officer position by examining the scope of the job, the nature and complexity of its responsibilities, the training, knowledge and expertise required to perform the job, the recruiting challenges and opportunities associated with each position, the risks and opportunities associated with hiring at the higher and lower ranges of the position skill sets, the expected autonomy of the job, and, for current executives, the Company-specific experience, seniority, performance and compatibility. As such, the chief executive officer has the broadest range of responsibilities and therefore receives the highest base salary. Base salaries help us to achieve our goals of attracting and retaining talent. Decisions regarding base salary do not necessarily affect other compensation elements, although increases in base salary may correspond with increases in other elements of compensation, particularly in light of benchmarking undertaken in order to determine annual incentive cash bonuses.

Beginning in 2011, we will begin conducting annual reviews of base salaries in the fourth quarter and future changes will be effective at the beginning of the next year. Prior to this upcoming review in the fourth quarter of 2011, base salaries were adjusted based on recommendations from Longnecker effective July 1, 2010. As part of the Company’s initiative to reduce expenses and preserve capital during a period of depressed commodity prices, there had been no salary adjustments since July 2008 for the named executive officers. We will review the salaries for named executive officers in the fourth quarter of each year and may adjust base salaries in the future in connection with a promotion or other change in responsibilities, how an individual performed his or her responsibilities, how the executive’s performance contributed to the Company’s success, changes in the cost of living and other factors, such as the general level of competitive salaries in the industry and the need for any catch-up or other structural adjustment.

Aggregate 2010 base salary increases by executive officer were as follows:

Executive Officer	Base Salary Increase from 2008 ($)	Annualized Base Salary Increase (%)(1)
Ken Kenworthy, Jr.	$41,153	7%
Michael J. Rohleder	80,771	14%
James A. Merrill	30,459	8%
Timothy L. Benton	12,500	3%
Gary D. Jackson	25,000	7%

Average	$37,977	8%

(1)	Annualized base salary increase calculated on the period from July 1, 2008 to December 31, 2011, which is the next time that executive’s salaries will be evaluated.

Annual Incentive Cash Bonuses

During 2010, we returned to a formulaic approach in determining annual cash incentive bonus payments. In March 2010, the committee selected the following targeted levels of performance, which compared to the actual 2010 performance set forth below:

Performance Measure	Threshold	Target	Ceiling	Actual	Weight
Production(1)	14.0 Bcfe	17.5 Bcfe	24.5 Bcfe	17.47 Bcfe	20%
EBITDA(1)	$60 million	$74.0 million	$ 104 million	$ 61.9 million	20%
Economic completed well costs(1)	$ 2.25/Mcfe	$ 2.12/Mcfe	$ 2.00/Mcfe	$ 2.20/Mcfe	20%
Discretionary	Not Applicable	Not Applicable	Not Applicable	140%	40%

(1)	The bonus related to this performance measure is compliant with IRS Section 162(m) in order to be deductible as performance based compensation.

The 2010 annual incentive plan was structured to pay on a sliding scale from a threshold of 80% achievement of each particular target up to a maximum 140% achievement of each particular target. The committee believed that these metrics and the targeted levels of performance represent realistic, near-term and measurable performance goals and were designed to promote Company growth without providing an incentive for executives to engage in risky business behavior. The potential 2010 annual incentive payments to the named executive officers at the threshold, target and maximum levels of achievement of all performance measures, as a percent of base salary, were as follows:

Executive Officer	Threshold	Target	Maximum
Ken Kenworthy, Jr.	80%	100%	140%
Michael J. Rohleder	64%	80%	112%
James A. Merrill	60%	75%	105%
Timothy L. Benton	56%	70%	98%
Gary D. Jackson	48%	60%	84%

In making the determination for the discretionary portion of the annual incentive cash bonus for 2010, the committee considered, among other factors, the following performance matters:

•

during 2010, the named executive officers delayed payment of cash bonuses, which provided the Company with additional liquidity prior to the successful completion of acquisitions and additional financings in the first quarter of 2011;

•	the named executive officers successfully identified strategic acquisitions that were targeted in late 2010 after evaluating 30 opportunities and more than 300,000 acres in the Rocky Mountains;

•	the Company increased estimated proved reserves by 800% with respect to its Haynesville/Bossier acreage during 2010 based on the report of DeGolyer and McNaughton, independent petroleum engineers;

•	the Company improved the drilling of its Haynesville/Bossier wells, including longer and faster lateral drilling with newer completion designs to improve well performance;

•

the Company hired additional experienced accounting personnel and implemented a new accounting system during 2010 to improve its internal controls over financial reporting and to handle the Company’s expanding operations; and

•	the Company’s development of regulatory and legal mechanisms to drill laterals in excess of 6,000 feet that cross unit boundaries.

Based on actual performance metrics achieved and discretionary evaluations, the committee determined to make payouts to the named executive officers under the 2010 annual incentive plan as follows, which represented the following percentages of base salary:

Executive Officer	Performance Based Bonus	Discretionary Bonus	Total 2010 Annual Incentive Cash Bonus	Bonus as a % of Base Salary
Ken Kenworthy, Jr.	$301,415	$312,091	$613,506	110%
Michael J. Rohleder	163,696	169,495	333,191	88%
James A. Merrill	136,259	141,086	277,345	83%
Timothy L. Benton	141,971	147,000	288,971	77%
Gary D. Jackson	105,464	109,200	214,664	66%

In making its determinations and allocations of discretionary bonus awards, the committee considered our CEO’s and president’s personal efforts in connection with each the foregoing factors, our CFO’s personal efforts specifically in connection with acquisitions, financing and accounting matters, and Messrs. Benton’s and Jackson’s personal contributions specifically with respect to the review of acquisitions, increase in reserves and operating matters.

Long-Term Incentive Compensation

Use of Equity-Based Incentives. Given our historical stock performance, equity-based awards, in the form of stock options or restricted stock, have historically represented the largest component of total compensation paid to our executive officers. Equity-based incentives most directly recognize the shareholder value created by our executives over the long-term and are awarded to align a significant portion of each executive’s net worth with the Company’s success in creating shareholder value. This important compensation tool has been critical to maintaining our entrepreneurial culture and attracting and retaining our key executives.

In 2008, based on discussions with Longnecker and to enhance our ability to recruit and retain our executive officers and key employees, the committee determined that, similarly to other compensation, long-term incentive awards should be targeted around the 75th percentile, such that our executives’ total compensation is near the 75th percentile of similarly-positioned executives in our peer group. In 2010, the current Longnecker study was used as the benchmark for equity-based incentives awarded to executive officers.

Decisions to increase or decrease long-term incentive compensation do not necessarily affect other elements of compensation. However, if we elected to maintain an executive officer’s compensation at a fixed level, increases or decreases to long-term incentive compensation likely would have an opposite effect on other elements of that executive officer’s total compensation. During 2010, the committee determined to decrease equity compensation awards for the reasons discussed below while making reciprocal increases in discretionary cash awards to each of our named executive officers, with the aggregate cash and stock award amounts materially consistent compared to 2009, and with the amount and allocation of equity awards for each named executive officer based on the same personal contributions discussed above.

Equity-based incentives were historically granted under our 2000 Stock Option Plan. Beginning in 2008, we transitioned to grants under our 2008 Long-Term Incentive Plan.

In May 2010, the shareholders approved an amendment to the Company’s 2008 Long-Term Incentive Plan to increase the maximum number of shares of common stock issuable under the plan by 1 million shares to 1,750,000 shares. In order to minimize shareholder dilution and to reduce the burn rate of common shares issued to executives and employees as a result of a depressed stock, the committee awarded the executive officers and certain key employees a combination of restricted stock grants, stock options remaining under the expiring 2000 Stock Option Plan and a quarterly cash award paid in eight quarterly installments beginning in August 2010. The value of the combination of these three forms of compensation equated to approximately 79% of Longnecker’s recommended long-term incentive compensation for the 75th percentile of similarly-positioned executives in our peer group.

Total long-term incentive compensation paid to the executive officers during 2010 was allocated as follows:

Executive Officer	Stock Awards ($)	Option Awards ($)	Bonus	Total Long-Term Incentive Compensation
Ken Kenworthy, Jr.	$557,324	$62,884	$1,009,275	$1,629,483
Michael J. Rohleder	255,641	28,846	462,948	747,435
James A. Merrill	226,978	25,611	411,043	663,632
Timothy L. Benton	152,033	17,152	275,319	444,504
Gary D. Jackson	131,764	14,868	238,610	385,242

Equity Grant Practices. Equity-based grants are typically made in July of each year. Prior to June 2008, equity-based grants were made on a discretionary basis. Grants are made without regard to anticipated earnings or other major announcements by the Company. Our 2000 Stock Option Plan and the 2008 Long-Term Incentive Plan prohibit the repricing of stock options.

The committee approves equity-based grants before or on the date of grant. The exercise price of each stock option awarded to the executive officers is the fair market value of the stock on the date of grant, which is the average of the high and the low price of our stock on the grant date. For restricted stock, the fair market value of the shares granted equals the average of the high and low price of our stock on the date of grant.

The 2000 Stock Option Plan, the 2008 Long-Term Incentive Plan and the compensation committee’s charter allow the committee to delegate authority to grant equity-based awards to non-executive employees to our management. As with the grants made directly by the compensation committee, the exercise price of any stock options granted by management must be the fair market value of the stock on the date of grant. Our management has used this authority to make grants of stock options and restricted stock to newly hired employees, in connection with promotions or as needed for retention purposes. In January 2008 and prior periods, grants of stock options by management or the compensation committee were made on any given day, at management’s or the committee’s discretion. Restricted stock awards granted by management and the compensation committee are typically granted on the first day of July.

Perquisites and Other Benefits

The executive officers also receive perquisites and other benefits that the compensation committee believes are reasonable, competitive and consistent with the Company’s executive compensation program. In 2010, 2009 and 2008, perquisites and other benefits provided to executive officers included a monthly car allowance and/or gasoline allowance, club dues, additional life insurance beyond that provided to all full-time employees, personal use of company aircraft and paying for spouses to accompany executives on business travel, as well as access to tickets to sporting and other events.

We also provide life insurance to all employees, including the executive officers, ranging from $65,000 or $665,000 in the case of accidental death. In addition, regular benefits, which are available to all salaried employees, are also available to the named executive officers on the same basis. These benefits include health care benefits, short-term and long-term disability insurance, and a tax-qualified 401(k) plan under which the Company matches 5% of the employee’s contributions up to the maximum deductible amount under the Internal Revenue Code.

We believe the perquisites provided to our executive officers help us to achieve our goals of attracting and retaining talent for these positions. We do not expect any decisions to increase or decrease perquisites would have any effect on other elements of total compensation.

Employment, Severance and Change in Control Arrangements

We have not entered into any written employment agreements with any of our executive officers. Each executive officer serves in his or her position at the discretion of the Board. Except for acceleration of option grants and vesting of restricted stock awards upon a change of control or death, we do not have any arrangements providing for special post employment compensation of our executive officers, whether upon a change of control or otherwise, on terms different from those generally available to all salaried employees. See “Other Potential Payments upon a Change in Control or Termination of Employment” for a description of amounts to be paid and other benefits under these arrangements under various circumstances. We believe that it is appropriate to provide single-trigger vesting of all equity-based awards to provide our executive officers with the same opportunities as all of our shareholders, who are free to sell their equity at the time of a change in control and thereby realize the value created at the time of the transaction.

Response in Event of Restatement

We do not currently have a formal policy that would require us to seek to recover cash or equity compensation received by an executive officer if the Company’s performance upon which the payments were based were adjusted or restated and the adjusted performance would have resulted in reduced compensation. However, in a given case, depending upon the circumstance, we would consider seeking such recovery. In addition, in all cases, we would consider any such event when making future compensation decisions for executive officers who continue to be employed by the Company.

The Dodd-Frank Act includes a requirement that all public companies have a clawback policy for incentive compensation paid to executive officers. Under the Dodd-Frank Act, the SEC will direct the national securities exchanges to amend their listing standards to require that every listed company adopt a compensation recovery policy containing two key components: 1) Companies must provide disclosure of clawback policies for any incentive-based compensation that was paid out on erroneous financial information reported and 2) Companies must seek repayment from any current of former executive officer of any incentive-based compensation paid during the three-year period preceding the date that the company is required to prepare the accounting restatement that was based on erroneous data. Upon the SEC issuing the final guidance, we will adopt a clawback policy.

Accounting and Tax Implications

We believe it is important to have flexibility in our compensation program in a manner suitable to achieve the objectives described above. Therefore, while we consider the accounting and tax treatment of certain forms of compensation in the design of our compensation program, the accounting and tax treatment is not a determinative factor.

Under Section 162(m) of the Internal Revenue Code (the “Code”), we can deduct for federal tax purposes no more than $1 million of annual compensation paid to each of our CEO and four of our other most highly-paid executive officers other than our CEO. The section 162(m) restriction applies to salary, bonuses and other compensation not directly tied to performance. None of our executive officers currently receives compensation in excess of $1 million, so Section 162(m) does not currently affect compensation decisions with respect to our executive officers. However, as our compensation program develops and changes, Section 162(m) will be taken into consideration.

Section 422 of the Code provides favorable tax treatment to the recipients of stock options that meet certain requirements imposed by the section to qualify as “incentive stock options” as defined by the section. The Compensation Committee has considered the effect of Section 422 on our 2000 Stock Option Plan and 2008 Long Term Incentive Plan, and the terms of both plans were designed to be responsive to the favorable tax treatment provided by Section 422. However, in certain circumstances it may be in one of our executive’s best interests to receive options not subject to Section 422 restrictions. Consequently, options granted under either the 2000 Stock Option Plan or the 2008 Long Term Incentive Plan may be either incentive stock options or options that do not qualify as such.

Compensation Committee Report

In accordance with its written charter adopted by the Board, the Compensation Committee of the Board is responsible for establishing the compensation of our CEO, Mr. Kenworthy, Jr., and overseeing the compensation process as it relates to our other executive officers to assure they are compensated in a manner consistent with our overall objectives. The Compensation Committee is also obligated to communicate to shareholders information regarding the Company’s compensation policies and the reasoning behind such policies.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) with management. Based on this review and discussions, the Compensation Committee recommended to the Board that the CD&A be included in this Form 10-K/A for the fiscal year ended December 31, 2010.

The preceding report is presented by the members of the Compensation Committee.

—T. J. Boismier, Steven Craig, Michael G. Cook and J. David Lucke, members of the Compensation Committee

Compensation Committee Interlocks and Insider Participation

Messrs. T.J. Boismier, Steven Craig, Michael G. Cook and Jon W. McHugh were the members of our Compensation Committee in 2010. None of these individuals has ever been an officer or employee of the Company or any subsidiary. Additionally, none of our executive officers serves on the compensation committee or board of directors of any entity that has one or more of such entity’s executive officers serving on our Board.

Executive Compensation Matters

Summary Compensation Table

The following table sets forth the compensation paid to or earned by the named executive officers for services rendered during the years ended December 31, 2010, 2009 and 2008.

Name and Principal Position	Year	Salary ($)	Bonus(3) ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity incentive plan compensation(2) ($)	All other compensation(4) ($)	Total
Ken Kenworthy, Jr.	2010	$516,153	$1,321,367	557,324	$62,884	$301,415	$120,629	$2,879,772
Chief Executive Officer	2009	475,000	361,000	1,187,506	—	—	91,493	2,114,999
	2008	391,667	74,699	1,187,500	—	298,798	92,862	2,045,526

Michael J. Rohleder	2010	355,771	632,442	255,641	28,846	163,696	79,971	1,516,367
President	2009	275,000	195,938	924,000	—	—	59,193	1,454,131
	2008	215,192	30,658	412,500	229,618	122,632	33,407	1,044,007

James A. Merrill	2010	305,459	552,129	226,978	25,611	136,259	30,548	1,276,984
Chief Financial Officer	2009	275,000	195,938	924,000	—	—	21,084	1,416,022
	2008	229,750	32,435	412,500	229,618	129,741	23,786	1,057,830

Timothy L. Benton	2010	362,500	422,319	152,033	17,152	141,971	21,725	1,117,700
Vice President, Geosciences	2009	350,000	166,250	560,000	—	—	24,983	1,101,233
	2008	316,667	34,401	280,065	—	137,604	25,648	794,385

Gary D. Jackson	2010	300,000	347,810	131,764	14,868	105,464	33,250	933,156
Vice President, Land	2009	275,000	156,750	924,000	—	—	21,195	1,376,945
	2008	232,500	32,435	412,500	—	129,741	19,393	826,569

(1)

The amount set forth is the aggregate grant date fair value attributable to restricted stock or stock options, as applicable, granted to the named executive officers pursuant to FASB ASC Topic 718. For a discussion of the assumptions made in the valuation of these grants of restricted stock and options, please see Note J to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. The numbers in the table are not adjusted for subsequent changes in our stock price and do not represent the intrinsic or “in-the-money” value of the awards.

(2)

One hundred percent of each executive’s targeted non-equity incentive plan compensation for 2010 was paid in 2011. Forty percent of each executive’s targeted non-equity incentive plan compensation for 2008 was advanced on December 15, 2008 with the finally-determined amount less the advancement paid on March 13, 2009.

(3)

The 2010 cash bonus amount was awarded due to each executive receiving a reduced amount of restricted stock grants in July 2010 which is to be paid in eight quarterly installments beginning in August 2010. The 2009 bonus was a discretionary cash bonus paid in lieu of each executive’s targeted non-equity incentive plan compensation for the year.

(4)	For 2010, “All other compensation” includes the following:

Name	Company Contributions to our 401(k) Plan	Personal Use of Company Aircraft	Life Insurance Premiums	Car Allowance	Total
Ken Kenworthy, Jr.	$12,250	$87,963	$10,000	$10,416	$120,629
Michael J. Rohleder	12,250	47,950	17,371	2,400	79,971
James A. Merrill	12,250	11,575	4,323	2,400	30,548
Timothy L. Benton	12,250	—	—	9,475	21,725
Gary D. Jackson	12,250	—	—	21,000	33,250

Grants of Plan Based Awards

The following table reflects information concerning awards granted to our named executive officers during the year ended December 31, 2010 under the 2000 Stock Option Plan and the 2008 Long Term Incentive Plan.

Name	Grant Date	All Other Stock Awards: Number of Shares(1)	All Other Option Awards: Number of Shares(2)	Exercised Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Ken Kenworthy, Jr.	7/1/2010	87,906	14,423	$6.34	$620,208
Michael J. Rohleder	7/1/2010	40,322	6,616	6.34	284,487
James A. Merrill	7/1/2010	35,801	5,874	6.34	252,589
Timothy L. Benton	7/1/2010	23,980	3,934	6.34	169,185
Gary D. Jackson	7/1/2010	20,783	3,410	6.34	146,632

(1)

The amounts set forth in this column correspond to restricted stock grants to the named executive officers during 2010, all of which vest in four equal annual installments, commencing on the first anniversary of the date of grant.

(2)	The amounts set forth in this column correspond to stock option grants to the named executive officers during 2010. All of the shares vest in various installments over the next four years.

Stock Options and Long Term Incentive Plan

The Company’s 2000 Stock Option Plan (the “Stock Option Plan”) was originally adopted in January 2001 and has been amended twice since its adoption to increase the number of shares authorized under the Stock Option Plan. The 2000 Option Plan terminated on October 30, 2010, and no options will be granted pursuant to this plan except with respect to awards then outstanding. For a description of the Stock Option Plan, see Exhibit 10.1 in Form 10-Q filed on November 9, 2007.

The Company’s 2008 Long Term Incentive Plan (the “Long Term Incentive Plan”) was originally adopted in May 2008. On June 17, 2010, the Long Term Incentive Plan was amended. Under the terms of the amended Long Term Incentive Plan, the aggregate number of shares of common stock available for awards may not exceed 1,750,000 shares. As of April 11, 2011, 826,417 shares of our Common Stock were issuable and available for future grants under the Long Term Incentive Plan and 923,583 of the shares authorized had been issued. For a description of the Long Term Incentive Plan, see Exhibit 10.1 of our Form 8-K filed on May 25, 2010.

Outstanding Equity Awards

The following table reflects outstanding options and stock awards held by our named executive officers as of December 31, 2010.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)(2)	Market Value of Shares of Stock That Have Not Vested (#)(3)
Name	Exercisable	Unexercisable(1)
Ken Kenworthy, Jr.	25,000	12,500	$38.06	6/6/2017	139,971	$772,640
	—	14,423	6.34	7/1/2020	—	—
Michael J. Rohleder	12,500	12,500	25.32	1/23/2018	79,167	437,002
	—	6,616	6.34	7/1/2020	—	—
James A. Merrill	25,000	—	31.98	8/15/2016	74,646	412,046
	7,500	2,500	39.18	6/1/2017	—	—
	12,500	12,500	25.32	1/24/2018	—	—
	—	5,874	6.34	7/1/2020	—	—
Timothy L. Benton	25,000	—	39.65	11/1/2016	47,622	262,873
	7,500	2,500	39.18	6/1/2017	—	—
	—	3,934	6.34	7/1/2020	—	—
Gary D. Jackson	21,000	—	20.01	9/16/2015	59,628	329,147
	18,750	6,250	38.06	6/6/2017	—	—
	—	3,410	6.34	7/1/2020	—	—

(1)

Awards held by executives vest in four equal installments on each anniversary date of the grant, beginning on the first anniversary date of the grant, provided that the recipient has been continuously employed at such date. In addition to the foregoing vesting provisions, all of these options vest upon the holder’s death or disability, or change in control of the Company.

(2)

Awards held by executives vest in four equal installments from the anniversary date of each grant, provided that the recipient has been continuously employed at such date. In addition to the foregoing vesting provisions, all of these shares vest upon the holder’s death or disability, or a change in control of the Company.

(3)	Calculated based upon the closing market price of our common stock as of December 31, 2010, the last trading day of our fiscal year ($5.52), multiplied by the number of unvested awards at year-end.

Option Exercises and Stock Vested

The following table reflects exercises of stock options and vesting of restricted stock for our named executive officers during the year ended December 31, 2010.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Ken Kenworthy, Jr.	—	—	19,933	$125,028
Michael J. Rohleder	—	—	13,844	86,473
James A. Merrill	—	—	13,844	86,473
Timothy L. Benton	—	—	8,487	53,035
Gary D. Jackson	—	—	13,844	86,473

(1)	Represents the June 1, 2010 and June 30, 2010 vesting of one-quarter of the restricted stock grants made July 1, 2008 and June 1, 2009, respectively.
(2)	Represents the closing price of $6.22 and $6.49 on June 1, 2010 and June 30, 2010, respectively, multiplied by the number of shares that vested on such date.

Defined Contribution Plan

The Company offers a tax qualified defined contribution 401(k) plan to all of its employees, including its executive officers, to provide a benefit payable to an employee or his heirs upon retirement, total disability, or death. Under the terms of the plan and subject to limitations of federal law, each of our employees can elect to defer a portion of his compensation and direct such deferrals to the investments offered under the plan, generally consisting of mutual funds in various asset classes. Subject to the terms of the plan, the Company makes discretionary matching contributions to the plan on behalf of the participant employees. Participants are immediately vested in their deferred contributions, but Company contributions are subject to certain vesting requirements. Executive officers participate in the plan on the same basis as all other employees. The Company’s 2010 contributions to the plan for the account of the named executive officers are included in the Summary Compensation Table set forth above.

Other Potential Payments upon a Change in Control or Termination of Employment

No special benefits are payable to the named executive officers by reason of a change in control or termination of employment other than acceleration of vesting of unvested options and restricted stock grants, the value of which is set forth below assuming a change in control or death occurred as of December 31, 2010:

Name	Acceleration of Option Vesting(1)	Acceleration of Restricted Stock Vesting(2)
Ken L. Kenworthy, Jr.	—	$772,640
Michael J. Rohleder	—	437,002
James A. Merrill	—	412,046
Timothy L. Benton.	—	262,873
Gary D. Jackson	—	329,147

(1)

The amount set forth is the difference between the closing price of our Common Stock on December 31, 2010, which was $5.52 per share, and the exercise price of unvested options. There is no value for acceleration of vesting of options with an exercise price in excess of the December 31, 2010 closing price.

(2)	The amount set forth represents $5.52, the closing market price of our common stock on December 31, 2010, multiplied by the number of shares of unvested restricted stock on such date.

Director Compensation

The following table summarizes the compensation of non-employee directors in 2010. Messrs. Casso and Cook were not directors of the Company during all of 2010, and therefore the fees and compensation for these directors reflect only amounts earned or paid.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Option Awards(2)	All Other Compensation(3)	Total
T.J. Boismier	$95,870	$54,056	$6,099	$97,891	$253,916
Steve Craig	98,970	54,056	6,099	97,891	257,016
Ken L. Kenworthy, Sr.	88,970	54,056	6,099	146,621	295,746
Jon W. “Tucker” McHugh	115,970	54,056	6,099	106,391	282,516
Thomas Casso	72,470	85,311	6,099	97,891	261,771
Michael G. Cook	76,470	100,934	6,099	97,891	281,394

(1)

Standard compensation for non-employee directors in 2010 consisted of payments made to such directors for each Board and committee meeting attended and attendance at the 2010 annual meeting of shareholders. The payments consisted of a $3,000 monthly retainer for the first quarter of 2010 and a $3,500 monthly retainer for April through December 2010, $2,000 for each Board meeting attended, $1,500 for each Audit Committee meeting attended, $500 for each Compensation or Nominating/Corporate Governance Committee meeting attended in the first quarter 2010 and $1,000 for each Compensation or Nominating/Corporate Governance Committee meeting attended thereafter, and $1,000 for each consent executed in lieu of a meeting. The chairman of the Audit Committee received $2,000 for each Audit Committee meeting that he attended. The chairman of the Nominating/Corporate Governance Committee received $500 for each Nominating/Corporate Governance Committee meeting that he attended. The chairman of the Compensation Committee received $500 for each Compensation Committee meeting that he attended. In addition to regular meeting fees, the chairmen of the Audit, Compensation and Nominating Committees received an annual retainer of $10,000, $7,500 and $5,000, respectively. Directors who are also our employees receive no additional compensation for their services as directors.

(2)

The amount set forth is the aggregate grant date fair value attributable to restricted stock or stock options, as applicable, granted to the named executive officers pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation—Stock Compensation” (“FASB ASC Topic 718”). For a discussion of the assumptions made in the valuation of these grants of restricted stock and options, please see Note J to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. The numbers in the table are not adjusted for subsequent changes in our stock price and do not represent the intrinsic or “in-the-money” value of the awards. Annual stock and option awards are typically granted on July 1st of each year.

(3)

For Mr. McHugh, all other compensation includes $8,500 for personal use of company aircraft and for Mr. Kenworthy Sr., all other compensation includes $12,919 for personal use of company aircraft and $35,811 for country club dues and related meals and entertainment. For all directors, all other compensation includes a cash bonus award of $97,891 as a result of each director receiving a reduced amount of restricted stock grants in July 2010, which is to be paid in eight quarterly installments beginning August 2010. The reduction in the amount of restricted stock granted in 2010 was in order to reduce the rate of Common Stock issued under the 2008 Long-Term Incentive Plan and to minimize shareholder dilution.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this amendment:

(1)	Financial Statements: None.
(2)	Financial Statement Schedules: None.
(3)	Exhibits: For a list of documents filed as exhibits to this report, see the Exhibit Index immediately preceding the Exhibits filed with this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 1, 2011.

GMX RESOURCES INC.

By:	/s/ JAMES A. MERRILL
	Name:	James A. Merrill
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date
3.1(a)	Amended and Restated Certificate of Incorporation of GMX Resources Inc.	SB-2	353-49328	3.1	11/06/2000
3.1(b)	Amended Certificate of Incorporation of GMX Resources Inc.	8-K	001-32977	3.1	05/25/2010
3.2	Amended and Restated Bylaws of GMX Resources Inc	8-K	001-32977	3.2	11/04/2008
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of GMX Resources Inc.	8-K	000-32325	3.1	05/18/2005
3.4(a)	Certificate of Designation of 9.25% Series B Cumulative Preferred Stock	8-A12B	001-32977	4.1	08/08/2006
3.4(b)	Certificate of Amendment to the Certificate of Designation of the 9.25% Series B Cumulative Preferred Stock	8-K	001-32977	3.1	12/14/2010
4.1(a)	Rights Agreement dated May 17, 2005 by and between GMX Resources Inc. and UMB Bank, N.A., as Rights Agent	8-K	000-32325	4.1	05/18/2005
4.1(b)	Amendment No. 1 to Rights Agreement dated February 1, 2008	8-A/A	001-32977	2.1	02/21/2008
4.1(c)	Amendment No. 2 to Rights Agreement dated October 30, 2008	8-A/A	001-32977	1	11/17/2008
4.2	Indenture dated February 15, 2008, between GMX Resources Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	001-32977	4.1	02/15/2008
4.3	Registration Rights Agreement dated February 11, 2008, between GMX Resources Inc. and Jefferies Funding LLC	8-K	001-32977	10.4	02/15/2008
4.4(a)	Indenture dated October 28, 2009, between GMX Resources Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-32977	4.1	10/28/2009
4.4(b)	Supplemental Indenture dated October 28, 2009, between GMX Resources Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-32977	4.2	10/28/2009
4.5	Indenture dated February 9, 2011, between GMX Resources Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-32977	4.1	02/09/2011
4.6	Registration Rights Agreement dated February 9, 2011, between GMX Resources Inc. and Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. Incorporated	8-K	001-32977	4.3	02/09/2011
4.7	Registration Rights Agreement dated February 28, 2011, between GMX Resources Inc. and Retamco Operating, Inc.	8-K	001-32977	10.1	03/02/2011
10.1	Amended and Restated Stock Option Plan	10-Q	001-32977	10.1	11/09/2007
10.2	Form of Director Indemnification Agreement	SB-2	333-49328	10.5	11/06/2000
10.3	Amended and Restated 2008 Long-Term Incentive Plan (Effective as of May 28, 2008)	8-K	001-32977	10.1	05/25/2010
10.4(a)	Form of Non-Employee Director Restricted Stock Award Agreement	10-Q	001-32977	10.1(a)	8/9/2011

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date
10.4(b)	Form of Employee Restricted Stock Award Agreement	10-Q	001-32977	10.1(b)	8/9/2011
10.4(c)	Form of Cash Bonus Award Agreement	10-Q	001-32977	10.2	8/9/2011
10.5(a)	Participation Agreement dated December 29, 2003 by and among Penn Virginia Oil & Gas Company, the Company and its wholly owned subsidiaries	8-K	000-32325	10.1	12/31/2003
10.5(b)	First Amendment dated February 27, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.1	09/14/2004
10.5(c)	Second Amendment dated May 9, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.2	09/14/2004
10.5(d)	Third Amendment dated April 6, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.3	09/14/2004
10.5(e)	Fourth Amendment dated August 11, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.4	09/14/2004
10.5(f)	Fifth Amendment dated effective January 1, 2005 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation	10-QSB	000-32325	10.6(e)	05/12/2005
10.5(g)	Sixth Amendment dated effective January 1, 2006, to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.1	01/20/2006
10.6(a)	Third Amended and Restated Loan Agreement dated June 12, 2008 among Capital One, National Association and Union Bank of California N.A.	8-K	001-32977	10.1	06/18/2008
10.6(b)	First Amendment to Restated Loan Agreement dated October 29, 2008, between GMX Resources Inc., Capital One, National Association and Union Bank of California, N.A.	10-Q	001-32977	10.4(b)	11/10/2008
10.6(c)	Second Amendment to Restated Loan Agreement dated November 12, 2008, between GMX Resources Inc., Capital One, National Association, and Union Bank of California, N.A.	8-K	001-32977	10.1	03/02/2009
10.6(d)	Third Amendment to Restated Loan Agreement dated February 26, 2009 between GMX Resources Inc., Capital One, National Association, and Union Bank of California, N.A.	8-K	001-32977	10.2	03/02/2009
10.6(e)	Fourth Amendment to Restated Loan Agreement dated June 3, 2009 among GMX Resources Inc., Capital One, National Association, Union Bank, N.A., BNP Paribas and Compass Bank	8-K	001-32977	10.1	06/08/2009
10.6(f)	Fifth Amendment to Restated Loan Agreement and Waiver dated as of October 17, 2009, among GMX Resources Inc., Capital One, National Association, as Administrative Agent, and the banks named therein	8-K	001-32977	10.1	10/20/2009
10.7(a)	Fourth Amended and Restated Loan Agreement dated July 8, 2010 among GMX Resources Inc., the Lenders named therein and Capital One, National Association	8-K	001-32977	10.1	07/13/2010

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.7(b)	First Amendment to Restated Loan Agreement dated December 13, 2010 among GMX Resources Inc., the Lenders named therein and Capital One, National Association	8-K	001-32977	10.1	12/14/2010
10.7(c)	Second Amendment to Restated Loan Agreement dated December 21, 2010 among GMX Resources Inc., the Lenders named therein and Capital One, National Association	8-K	001-32977	10.1	12/27/2010
10.8(a)	Fifth Amended and Restated Loan Agreement dated February 2, 2011 among GMX Resources Inc., the Lenders named therein and Capital One, National Association	8-K	001-32977	10.1	02/03/2011
10.8(b)	First Amendment to Restated Loan Agreement dated February 3, 2011 among GMX Resources Inc., the Lenders named therein and Capital One, National Association	8-K	001-32977	10.1	02/04/2011
10.9	Gas Gathering and Processing Agreement effective January 31, 2008 between PVR East Texas Gas Processing LLC and GMX Resources Inc.	8-K	001-32977	10.1	02/01/2008
10.10	Purchase Agreement dated February 11, 2008, between GMX Resources Inc. and Jefferies & Company, Inc., as representative of the Initial Purchasers named therein	8-K	001-32977	10.1	02/15/2008
10.11	Share Lending Agreement dated February 11, 2008, between GMX Resources Inc., Jefferies Funding LLC and Jefferies & Company, Inc., as collateral agent	8-K	001-32977	10.3	02/15/2008
10.12	Purchase Agreement dated October 16, 2009, between GMX Resources Inc. and Kinder Morgan Endeavor LLC	8-K	001-32977	10.1	10/19/2009
10.13	Amended and Restated Limited Liability Company Agreement of Endeavor Gathering LLC dated effective November 1, 2009, between GMX Resources Inc. and Kinder Morgan Endeavor LLC	8-K	001-32977	10.1	11/5/2009
10.14	Pipeline Operating Agreement dated effective November 1, 2009, between Endeavor Gathering LLC and Endeavor Pipeline Inc.	8-K	001-32977	10.2	11/5/2009
10.15	Gas Gathering Agreement dated effective November 1, 2009, among GMX Resources Inc., Endeavor Pipeline Inc. and Endeavor Gathering LLC	8-K	001-32977	10.3	11/5/2009
10.16(a)	Restated Guarantee Agreement, dated effective July 8, 2010 by Blue Diamond Drilling Co. in favor of Capital One, National Association	8-K	001-32977	10.3	02/03/2011
10.16(b)	Confirmation of Guarantee Agreement, dated effective February 2, 2011 by Blue Diamond Drilling Co. in favor of Capital One, National Association	8-K	001-32977	10.2	02/03/2011
10.17(a)	Restated Guarantee Agreement, dated effective July 8, 2010 by Endeavor Pipeline Inc. in favor of Capital One, National Association	8-K	001-32977	10.5	02/03/2011
10.17(b)	Confirmation of Guarantee Agreement, dated effective February 2, 2011 by Endeavor Pipeline Inc. in favor of Capital One, National Association	8-K	001-32977	10.4	02/03/2011
10.18(a)	Note Purchase Agreement, dated as of July 31, 2007 between GMX Resources, Inc. and the Purchasers named therein	10-Q	001-32977	10.6	08/09/2007

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.18(b)	Amendment No. 1 to Note Purchase Agreement and Limited Consent, dated as of February 11, 2008 between GMX Resources, Inc. and the Noteholder named therein	8-K	001-32977	10.6	02/15/2008
10.18(c)	Amendment No. 2 to Note Purchase Agreement, dated as of June 12, 2008 between GMX Resources, Inc. and the Noteholder named therein	8-K	001-32977	10.3	06/18/2008
10.18(d)	Amendment No. 3 to Note Purchase Agreement and Limited Waiver, dated as of February 27, 2009 between GMX Resources, Inc. and the Noteholder named therein	8-K	001-32977	10.3	03/02/2009
10.18(e)	Amendment No. 4 to Note Purchase Agreement and Limited Waiver, dated as of May 6, 2009 between GMX Resources, Inc. and the Noteholder named therein	8-K	001-32977	10.1	05/07/2009
10.18(f)	Amendment No. 5 to Note Purchase Agreement, Limited Consent and Limited Waiver, dated as of October 18, 2009 between GMX Resources, Inc. and the Noteholder named therein	8-K	001-32977	10.2	10/20/2009
10.19	Purchase and Sale Agreement (Montana and North Dakota Subject Leases), dated as of January 13, 2011, between GMX Resources Inc. and Retamco Operating, Inc.	10-K	001-32977	10.19	3/11/2011
10.20	Purchase and Sale Agreement (Wyoming Subject Leases), dated as of January 13, 2011, between GMX Resources Inc. and Retamco Operating, Inc.	10-K	001-32977	10.20	3/11/2011
10.21	Lease Acquisition Agreement (McKenzie and Dunn County, North Dakota Subject Leases), dated as of January 24, 2010, by and among GMX Resources, Inc., Long Properties Trust, Arkoma Bakken, LLC and Reynolds Drilling, Inc.	10-K	001-32977	10.21	3/11/2011
12.1	Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preference Dividends	10-K	001-32977	12.1	3/11/2011
21	List of Subsidiaries	10-K	001-32977	21	3/11/2011
23.1	Consent of Grant Thornton, independent registered public accounting firm	10-K	001-32977	23.1	3/11/2011
23.2	Consent of Smith, Carney & Co., p.c., independent registered public accounting firm	10-K	001-32977	23.2	3/11/2011
23.3	Consent of MHA Petroleum Consultants, Inc.		001-32977			*
23.4	Consent of DeGolyer and MacNaughton		001-32977			*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer		001-32977			*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer		001-32977			*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350		001-32977			*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350		001-32977			*
99.1	Report of MHA Petroleum Consultants, Inc.		001-32977			*

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
99.2	Report of DeGolyer and MacNaughton		001-32977			*