Form 10-K/A
period 2010-12-31
GMX RESOURCES INC
filed 2011-10-27
CIK 1127342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-32977

GMX RESOURCES INC.

(Exact name of registrant as specified in its charter)

Oklahoma	73-1534474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9400 North Broadway, Suite 600, Oklahoma City, Oklahoma	73114
(Address of principal executive offices)	(Zip Code)

(405) 600-0711

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value Series B Cumulative Preferred Stock, $0.001 par value Series A Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

Explanatory Note

This Amendment No. 2 to the Annual Report on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended December 31, 2010 of GMX Resources Inc. (“GMX”), which was filed with the Securities and Exchange Commission on March 11, 2011, as amended by Form 10-K/A filed on September 1, 2011 (the “Form 10-K”). This Form 10-K/A is being filed solely to file a revised reserve engineer reserve report of MHA Petroleum Consultants, Inc. for the year ended December 31, 2010 (which revised report does not contain any revisions to total proved reserves or estimated future net revenue). The registrant is hereby amending and replacing in its entirety the revised reserve engineer report of MHA Petroleum Consultants, Inc. for the year ended December 31, 2010 filed as Exhibit 99.1.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Form 10-K for the year ended December 31, 2010, including any of the financial information disclosed in Parts II and IV of the Form 10-K, and does not purport to reflect any information or events subsequent to the filing thereof.

GMX RESOURCES INC.

Form 10-K/A

Page
PART IV	2

Item 15. Exhibits and Financial Statement Schedules.	2

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this amendment:

(1)	Financial Statements: None.

(2)	Financial Statement Schedules: None.

(3)	Exhibits: For a list of documents filed as exhibits to this report, see the Exhibit Index immediately preceding the Exhibits filed with this report, which is incorporated herein by reference.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GMX RESOURCES INC.

Dated: October 27, 2011	By:	/S/ JAMES A. MERRILL
James A. Merrill, Chief Financial Officer

3

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1(a)	Amended and Restated Certificate of Incorporation of GMX Resources Inc.	SB-2	353-49328	3.1	11/06/2000

3.1(b)	Amended Certificate of Incorporation of GMX Resources Inc.	8-K	001-32977	3.1	05/25/2010

3.2	Amended and Restated Bylaws of GMX Resources Inc	8-K	001-32977	3.2	11/04/2008

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of GMX Resources Inc.	8-K	000-32325	3.1	05/18/2005

3.4(a)	Certificate of Designation of 9.25% Series B Cumulative Preferred Stock	8-A12B	001-32977	4.1	08/08/2006

3.4(b)	Certificate of Amendment to the Certificate of Designation of the 9.25% Series B Cumulative Preferred Stock	8-K	001-32977	3.1	12/14/2010

4.1(a)	Rights Agreement dated May 17, 2005 by and between GMX Resources Inc. and UMB Bank, N.A., as Rights Agent	8-K	000-32325	4.1	05/18/2005

4.1(b)	Amendment No. 1 to Rights Agreement dated February 1, 2008	8-A/A	001-32977	2.1	02/21/2008

4.1(c)	Amendment No. 2 to Rights Agreement dated October 30, 2008	8-A/A	001-32977	1	11/17/2008

4.2	Indenture dated February 15, 2008, between GMX Resources Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	001-32977	4.1	02/15/2008

4.3	Registration Rights Agreement dated February 11, 2008, between GMX Resources Inc. and Jefferies Funding LLC	8-K	001-32977	10.4	02/15/2008

4.4(a)	Indenture dated October 28, 2009, between GMX Resources Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-32977	4.1	10/28/2009

4.4(b)	Supplemental Indenture dated October 28, 2009, between GMX Resources Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-32977	4.2	10/28/2009

4.5	Indenture dated February 9, 2011, between GMX Resources Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-32977	4.1	02/09/2011

4.6	Registration Rights Agreement dated February 9, 2011, between GMX Resources Inc. and Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. Incorporated	8-K	001-32977	4.3	02/09/2011

4.7	Registration Rights Agreement dated February 28, 2011, between GMX Resources Inc. and Retamco Operating, Inc.	8-K	001-32977	10.1	03/02/2011

10.1	Amended and Restated Stock Option Plan	10-Q	001-32977	10.1	11/09/2007

10.2	Form of Director Indemnification Agreement	SB-2	333-49328	10.5	11/06/2000

10.3	Amended and Restated 2008 Long-Term Incentive Plan (Effective as of May 28, 2008)	8-K	001-32977	10.1	05/25/2010

10.4	Form of Restricted Stock Grant Agreement

10.5(a)	Participation Agreement dated December 29, 2003 by and among Penn Virginia Oil & Gas Company, the Company and its wholly owned subsidiaries	8-K	000-32325	10.1	12/31/2003

10.5(b)	First Amendment dated February 27, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.1	09/14/2004

10.5(c)	Second Amendment dated May 9, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.2	09/14/2004

10.5(d)	Third Amendment dated April 6, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.3	09/14/2004

10.5(e)	Fourth Amendment dated August 11, 2004 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.4	09/14/2004

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date	Filed Herewith

10.5(f)	Fifth Amendment dated effective January 1, 2005 to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation	10-QSB	000-32325	10.6	(e)	05/12/2005

10.5(g)	Sixth Amendment dated effective January 1, 2006, to Participation Agreement between GMX Resources Inc. and Penn Virginia Oil & Gas L.P., successor to Penn Virginia Oil & Gas Corporation	8-K	000-32325	10.1		01/20/2006

10.6(a)	Third Amended and Restated Loan Agreement dated June 12, 2008 among Capital One, National Association and Union Bank of California N.A.	8-K	001-32977	10.1		06/18/2008

10.6(b)	First Amendment to Restated Loan Agreement dated October 29, 2008, between GMX Resources Inc., Capital One, National Association and Union Bank of California, N.A.	10-Q	001-32977	10.4	(b)	11/10/2008

10.6(c)	Second Amendment to Restated Loan Agreement dated November 12, 2008, between GMX Resources Inc., Capital One, National Association, and Union Bank of California, N.A.	8-K	001-32977	10.1		03/02/2009

10.6(d)	Third Amendment to Restated Loan Agreement dated February 26, 2009 between GMX Resources Inc., Capital One, National Association, and Union Bank of California, N.A.	8-K	001-32977	10.2		03/02/2009

10.6(e)	Fourth Amendment to Restated Loan Agreement dated June 3, 2009 among GMX Resources Inc., Capital One, National Association, Union Bank, N.A., BNP Paribas and Compass Bank	8-K	001-32977	10.1		06/08/2009

10.6(f)	Fifth Amendment to Restated Loan Agreement and Waiver dated as of October 17, 2009, among GMX Resources Inc., Capital One, National Association, as Administrative Agent, and the banks named therein	8-K	001-32977	10.1		10/20/2009

10.7(a)	Fourth Amended and Restated Loan Agreement dated July 8, 2010 among GMX Resources Inc., the Lenders named therein and Capital One, National Association	8-K	001-32977	10.1		07/13/2010

10.7(b)	First Amendment to Restated Loan Agreement dated December 13, 2010 among GMX Resources Inc., the Lenders named therein and Capital One, National Association	8-K	001-32977	10.1		12/14/2010

10.7(c)	Second Amendment to Restated Loan Agreement dated December 21, 2010 among GMX Resources Inc., the Lenders named therein and Capital One, National Association	8-K	001-32977	10.1		12/27/2010

10.8(a)	Fifth Amended and Restated Loan Agreement dated February 2, 2011 among GMX Resources Inc., the Lenders named therein and Capital One, National Association	8-K	001-32977	10.1		02/03/2011

10.8(b)	First Amendment to Restated Loan Agreement dated February 3, 2011 among GMX Resources Inc., the Lenders named therein and Capital One, National Association	8-K	001-32977	10.1		02/04/2011

10.9	Gas Gathering and Processing Agreement effective January 31, 2008 between PVR East Texas Gas Processing LLC and GMX Resources Inc.	8-K	001-32977	10.1		02/01/2008

10.10	Purchase Agreement dated February 11, 2008, between GMX Resources Inc. and Jefferies & Company, Inc., as representative of the Initial Purchasers named therein	8-K	001-32977	10.1		02/15/2008

10.11	Share Lending Agreement dated February 11, 2008, between GMX Resources Inc., Jefferies Funding LLC and Jefferies & Company, Inc., as collateral agent	8-K	001-32977	10.3		02/15/2008

10.12	Purchase Agreement dated October 16, 2009, between GMX Resources Inc. and Kinder Morgan Endeavor LLC	8-K	001-32977	10.1		10/19/2009

10.13	Amended and Restated Limited Liability Company Agreement of Endeavor Gathering LLC dated effective November 1, 2009, between GMX Resources Inc. and Kinder Morgan Endeavor LLC	8-K	001-32977	10.1		11/5/2009

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.14	Pipeline Operating Agreement dated effective November 1, 2009, between Endeavor Gathering LLC and Endeavor Pipeline Inc.	8-K	001-32977	10.2	11/5/2009

10.15	Gas Gathering Agreement dated effective November 1, 2009, among GMX Resources Inc., Endeavor Pipeline Inc. and Endeavor Gathering LLC	8-K	001-32977	10.3	11/5/2009

10.16(a)	Restated Guarantee Agreement, dated effective July 8, 2010 by Blue Diamond Drilling Co. in favor of Capital One, National Association	8-K	001-32977	10.3	02/03/2011

10.16(b)	Confirmation of Guarantee Agreement, dated effective February 2, 2011 by Blue Diamond Drilling Co. in favor of Capital One, National Association	8-K	001-32977	10.2	02/03/2011

10.17(a)	Restated Guarantee Agreement, dated effective July 8, 2010 by Endeavor Pipeline Inc. in favor of Capital One, National Association	8-K	001-32977	10.5	02/03/2011

10.17(b)	Confirmation of Guarantee Agreement, dated effective February 2, 2011 by Endeavor Pipeline Inc. in favor of Capital One, National Association	8-K	001-32977	10.4	02/03/2011

10.18(a)	Note Purchase Agreement, dated as of July 31, 2007 between GMX Resources, Inc. and the Purchasers named therein	10-Q	001-32977	10.6	08/09/2007

10.18(b)	Amendment No. 1 to Note Purchase Agreement and Limited Consent, dated as of February 11, 2008 between GMX Resources, Inc. and the Noteholder named therein	8-K	001-32977	10.6	02/15/2008

10.18(c)	Amendment No. 2 to Note Purchase Agreement, dated as of June 12, 2008 between GMX Resources, Inc. and the Noteholder named therein	8-K	001-32977	10.3	06/18/2008

10.18(d)	Amendment No. 3 to Note Purchase Agreement and Limited Waiver, dated as of February 27, 2009 between GMX Resources, Inc. and the Noteholder named therein	8-K	001-32977	10.3	03/02/2009

10.18(e)	Amendment No. 4 to Note Purchase Agreement and Limited Waiver, dated as of May 6, 2009 between GMX Resources, Inc. and the Noteholder named therein	8-K	001-32977	10.1	05/07/2009

10.18(f)	Amendment No. 5 to Note Purchase Agreement, Limited Consent and Limited Waiver, dated as of October 18, 2009 between GMX Resources, Inc. and the Noteholder named therein	8-K	001-32977	10.2	10/20/2009

10.19	Purchase and Sale Agreement (Montana and North Dakota Subject Leases), dated as of January 13, 2011, between GMX Resources Inc. and Retamco Operating, Inc.	10-K	001-32977	10.19	3/11/2011

10.20	Purchase and Sale Agreement (Wyoming Subject Leases), dated as of January 13, 2011, between GMX Resources Inc. and Retamco Operating, Inc.	10-K	001-32977	10.20	3/11/2011

10.21	Lease Acquisition Agreement (McKenzie and Dunn County, North Dakota Subject Leases), dated as of January 24, 2010, by and among GMX Resources, Inc., Long Properties Trust, Arkoma Bakken, LLC and Reynolds Drilling, Inc.	10-K	001-32977	10.21	3/11/2011

12.1	Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preference Dividends	10-K	001-32977	12.1	3/11/2011

21	List of Subsidiaries	10-K	001-32977	21	3/11/2011

23.1	Consent of Grant Thornton, independent registered public accounting firm	10-K	001-32977	23.1	3/11/2011

23.2	Consent of Smith, Carney & Co., p.c., independent registered public accounting firm	10-K	001-32977	23.2	3/11/2011

23.3	Consent of MHA Petroleum Consultants, Inc.		001-32977			*

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

23.4	Consent of DeGolyer and MacNaughton	10-K/A	001-32977	23.4.2	09/01/11

31.1	Rule 13a-14(a) Certification of Chief Executive Officer		001-32977			*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer		001-32977			*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350		001-32977			*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350		001-32977			*

99.1	Report of MHA Petroleum Consultants, Inc.		001-32977			*

99.2	Report of DeGolyer and MacNaughton	10-K/A	001-32977	99.2	09/01/11