Form 10-Q
period 2011-09-30
GMX RESOURCES INC
filed 2011-11-08
CIK 1127342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 7, 2011 was 60,457,019, which included 2,364,375 shares under a share loan which will be returned to the registrant upon conversion of certain outstanding convertible notes.

GMX Resources Inc.
Form 10-Q
For the Quarter Ended September 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

GMX Resources Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands, except share data)
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,228	$2,357
Accounts receivable – interest owners	4,762	5,339
Accounts receivable – oil and natural gas revenues, net	6,276	6,829
Derivative instruments	21,648	19,486
Inventories	326	326
Prepaid expenses and deposits	5,365	5,767
Assets held for sale	6,275	26,618
Total current assets	47,880	66,722
OIL AND NATURAL GAS PROPERTIES, BASED ON THE FULL COST METHOD
Properties being amortized	1,070,091	938,701
Properties not subject to amortization	158,448	39,694
Less accumulated depreciation, depletion, and impairment	(786,700)	(630,632)
	441,839	347,763
PROPERTY AND EQUIPMENT, AT COST, NET	66,627	69,037
DERIVATIVE INSTRUMENTS	6,185	17,484
OTHER ASSETS	13,451	6,084
TOTAL ASSETS	$575,982	$507,090
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,764	$24,919
Accrued expenses	22,483	33,048
Accrued interest	5,221	3,317
Revenue distributions payable	6,931	4,839
Current maturities of long-term debt	26	26
Total current liabilities	50,425	66,149
LONG-TERM DEBT, LESS CURRENT MATURITIES	372,793	284,943
DEFERRED PREMIUMS ON DERIVATIVE INSTRUMENTS	1,883	10,622
OTHER LIABILITIES	7,557	7,157
EQUITY:
Preferred stock, par value $.001 per share, 10,000,000 shares authorized:
Series A Junior Participating Preferred Stock, 25,000 shares authorized, none issued and outstanding	—	—
9.25% Series B Cumulative Preferred Stock, 6,000,000 shares authorized, 3,176,734 shares issued and outstanding as of September 30, 2011 and 2,041,169 shares issued and outstanding as of December 31, 2010 (aggregate liquidation preference $79,418,350 as of September 30, 2011 and $51,029,225 as of December 31, 2010)	3	2
Common stock, par value $.001 per share – 100,000,000 shares authorized, 59,208,178 shares issued and outstanding as of September 30, 2011 and 31,283,353 shares issued and outstanding as of December 31, 2010	59	31
Additional paid-in capital	685,055	531,944
Accumulated deficit	(569,546)	(430,784)
Accumulated other comprehensive income, net of taxes	14,294	15,227
Total GMX Resources’ equity	129,865	116,420
Noncontrolling interest	13,459	21,799
Total equity	143,324	138,219
TOTAL LIABILITIES AND EQUITY	$575,982	$507,090
See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries
Consolidated Statements of Operations
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
OIL AND GAS SALES, net of gain or (loss) from ineffectiveness of derivatives of $(2,072), $(116), $(1,349) and $(1,373), respectively	$28,364	$24,833	$90,629	$69,346
EXPENSES:
Lease operations	3,194	2,790	8,965	8,144
Production and severance taxes	310	(578)	859	447
Depreciation, depletion, and amortization	13,989	9,602	40,083	24,704
Impairment of oil and natural gas properties and assets held for sale	62,550	—	127,731	—
General and administrative	7,609	6,652	22,284	20,057
Total expenses	87,652	18,466	199,922	53,352
Income (loss) from operations	(59,288)	6,367	(109,293)	15,994
NON-OPERATING INCOME (EXPENSES):
Interest expense	(7,680)	(4,794)	(23,534)	(13,678)
Loss on extinguishment of debt	—	—	(176)	—
Interest and other income	9	(13)	291	19
Unrealized gain or (loss) on derivatives	(1,338)	10	3,654	(103)
Total non-operating expense	(9,009)	(4,797)	(19,765)	(13,762)
Income (loss) before income taxes	(68,297)	1,570	(129,058)	2,232
INCOME TAX (PROVISION) BENEFIT	2,386	2,934	(481)	6,354
NET (LOSS) INCOME	(65,911)	4,504	(129,539)	8,586
Net income attributable to noncontrolling interest	1,181	1,180	4,339	2,111
NET (LOSS) INCOME APPLICABLE TO GMX RESOURCES	(67,092)	3,324	(133,878)	6,475
Preferred stock dividends	1,837	1,156	4,884	3,469
NET (LOSS) INCOME APPLICABLE TO COMMON SHAREHOLDERS	$(68,929)	$2,168	$(138,762)	$3,006
(LOSS) EARNINGS PER SHARE – Basic	$(1.21)	$0.08	$(2.69)	$0.11
(LOSS) EARNINGS PER SHARE – Diluted	$(1.21)	$0.08	$(2.69)	$0.11
WEIGHTED AVERAGE COMMON SHARES – Basic	56,842,336	28,256,684	51,629,035	28,180,741
WEIGHTED AVERAGE COMMON SHARES – Diluted	56,842,336	28,267,781	51,629,035	28,249,495
See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS DUE TO OPERATING ACTIVITIES
Net income (loss)	$(129,539)	$8,586
Depreciation, depletion, and amortization	40,083	24,704
Impairment of oil and natural gas properties and assets held for sale	127,731	—
Deferred income taxes	481	(6,324)
Non-cash compensation expense	2,907	4,660
Loss (gain) on extinguishment of debt	176	—
Non-cash interest expense	6,978	6,902
Non-cash change in fair value of derivative financial instruments	(2,305)	1,476
Other	(49)	—
Decrease (increase) in:
Accounts receivable	1,131	(2,643)
Inventory and prepaid expenses	(3,453)	(1,891)
Increase (decrease) in:
Accounts payable and accrued liabilities	1,849	5,668
Revenue distributions payable	2,092	(166)
Net cash provided by operating activities	48,082	40,972
CASH FLOWS DUE TO INVESTING ACTIVITIES
Purchase, exporation and development of oil and natural gas properties	(240,113)	(129,877)
Proceeds from sale of oil and natural gas properties, property, equipment and assets held for sale	13,560	6,876
Cash settlement of hedges	2,673	—
Purchase of property and equipment	(2,061)	(8,684)
Net cash used in investing activities	(225,941)	(131,685)
CASH FLOWS DUE TO FINANCING ACTIVITIES
Borrowings on revolving bank credit facility	61,750	65,000
Payments on debt	(123,461)	(68)
Payments on 5.00% Senior Convertible Notes	(50,000)	—
Issuance of 11.375% Senior Notes	193,666	—
Proceeds from sale of common stock	105,324	—
Proceeds from sale of preferred stock	25,809	—
Dividends paid on Series B preferred stock	(4,884)	(3,469)
Fees paid related to financing activities	(16,796)	—
Contributions from non-controlling interest member	408	1,165
Distributions to non-controlling interest member	(13,086)	(3,400)
Net cash provided by financing activities	178,730	59,228
NET INCREASE (DECREASE) IN CASH	871	(31,485)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,357	35,554
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,228	$4,069
SUPPLEMENTAL CASH FLOW DISCLOSURE
CASH PAID DURING THE PERIOD FOR:
INTEREST, Net of amounts capitalized	$14,653	$9,177
INCOME TAXES, Paid (Received)	$1	$(30)
NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions to oil and natural gas properties in exchange for common stock	$31,612	$—
(Increase) decrease in accounts payable for property additions	$21,514	$(4,973)
See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net (loss) income	$(65,911)	$4,504	$(129,539)	$8,586
Other comprehensive income (loss), net of income tax:
Change in fair value of derivative instruments, net of income tax of $3,974, $4,904, $3,976, $11,216, respectively	7,715	9,519	7,718	21,773
Reclassification of gain on settled contracts, net of income taxes of ($1,588), ($1,972), ($4,456), ($5,700), respectively	(3,083)	(3,828)	(8,651)	(11,064)
Comprehensive (loss) income	(61,279)	10,195	(130,472)	19,295
Comprehensive income attributable to the noncontrolling interest	1,181	1,180	4,339	2,111
Comprehensive (loss) income attributable to GMX shareholders	$(62,460)	$9,015	$(134,811)	$17,184
See accompanying notes to consolidated financial statements.

GMX Resources Inc.
Condensed Notes To Interim Financial Statements
Three months ended September 30, 2011 and 2010
(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Business
GMX Resources Inc. and its subsidiaries (collectively, "GMX," the “Company”, “we,” “us” and “our”) is an independent oil and natural gas exploration and production company historically focused on the development of the Cotton Valley group of formations, specifically the Cotton Valley Sands layer in the Schuler formation and the Upper Bossier, Middle Bossier and Haynesville/Lower Bossier layers of the Bossier formation (the “Haynesville/Bossier Shale”), in the Sabine Uplift of the Carthage, North Field of Harrison and Panola counties of East Texas (our “primary development area”).
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

The two Bakken acquisitions in May 2011 bring our total Williston Basin net acres to approximately 35,524. We hold Williston Basin leases in approximately 150 1,280-acre units and expect to be the operator in approximately 43 of those units, providing a minimum of 172 operated locations. We expect that the average working interest in our Williston Basin operated locations to be approximately 75%, with the first three operated wells having an 52%-100% working interest.
We have three subsidiaries: Diamond Blue Drilling Co. (“Diamond Blue”), Endeavor Pipeline Inc. (“Endeavor Pipeline”), which operates our water supply and salt water disposal systems in our primary development area, and Endeavor Gathering, LLC (“Endeavor Gathering”), which owns the natural gas gathering system and related equipment operated by Endeavor Pipeline. Kinder Morgan Endeavor LLC (“KME”) owns 40% membership interest in Endeavor Gathering.
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
In the opinion of GMX’s management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the unaudited consolidated balance sheet of GMX as of September 30, 2011, and the results of its operations for the three and nine months ended September 30, 2011 and 2010 and its cash flow for the nine months ended September 30, 2011 and 2010.
Earnings Per Share
Basic earnings (loss) per common share is computed by dividing the net income (loss) applicable to common stock by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is calculated in the same manner, but also considers the impact to net income (loss) and common shares for the potential dilution from our convertible notes, outstanding stock options and non-vested restricted stock awards. Because the Company was in a loss position for the three and nine months ended September 30, 2011, the instruments mentioned above would decrease diluted loss per share, which would result in antidilutive instruments. Therefore, there were no dilutive shares for the three and nine months ended September 30, 2011. There were 11,097 and 68,754 dilutive shares related to the Company's stock options and non-vested restricted stock awards as of the three and nine months ended September 30, 2010, respectively.
Oil and Natural Gas Properties
The Company follows the full cost method of accounting for its oil and natural gas properties and activities. Accordingly, the Company capitalizes all costs incurred in connection with the acquisition, exploration and development of oil and natural gas properties. The Company capitalizes internal costs that can be directly identified with exploration and development activities, but does not include any costs related to production, general corporate overhead, or similar activities. Capitalized costs include geological and geophysical work, 3D seismic, delay rentals, drilling and completing and equipping oil and gas wells, including salaries and benefits and other internal costs directly attributable to these activities. Also included in oil and natural gas properties are tubular and other lease and well equipment of $4.1 million as of both September 30, 2011 and December 31, 2010, respectively, that have not been placed in service but for which we plan to utilize in our on-going exploration and development activities.
Capitalized costs are subject to a “ceiling test,” which limits the net book value of oil and natural gas properties less related deferred income taxes to the estimated after-tax future net revenues discounted at a 10-percent interest rate. The cost of unproved properties is added to the future net revenues less income tax effects. At September 30, 2011 and 2010, future net revenues are calculated using prices that represent the average of the first day of the month price for the 12-month period prior to the end of the period.

Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including the effects of derivatives qualifying as cash flow hedges. Based on average prices for the prior 12-month period for natural gas and oil as of September 30, 2011, these cash flow hedges increased the full-cost ceiling by $33.9 million, thereby reducing the ceiling test write-down by the same amount. Excluding the effects of cash flow hedges, which increased the full cost ceiling by $58.6 million, we would have incurred a ceiling test write-down of $37.3 million for the nine months ended September 30, 2010.
The primary factors impacting the full cost method ceiling test are expenditures added to the full cost pool, reserve levels, value of cash flow hedges and natural gas and oil prices, and their associated impact on the present value of estimated future net revenues. Revisions to estimates of natural gas and oil reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value is generally written off as an expense. Natural gas represents 90% of the Company’s total production, and as a result, a decrease in natural gas prices can significantly impact the Company’s ceiling test. During the first nine months of 2011, the 12-month average of the first day of the month natural gas price decreased 5% from $4.38 per MMbtu at December 31, 2010 to $4.16 per MMbtu at September 30, 2011. As a result of the Company’s quarterly ceiling test, the Company recorded impairment expense related to oil and gas properties of $120.4 million through the first nine months of 2011.
For the oil and gas impairment charge recorded in the first nine months of 2011, $14.5 million of the $127.3 million charge was related to the acquisition cost of undeveloped acreage subject to the impairment test, based on the Company’s decision during the first quarter of 2011 not to develop the acreage before the expiration of the related leases. The Company’s decision not to develop the acreage was based on analysis completed in the first quarter of 2011, after looking at off-set wells, anticipated future gas prices, infrastructure costs, the Company’s liquidity position and focus on exploration and development of the newly acquired acreage in Bakken and Niobrara areas.
Assets held for sale on our consolidated balance sheets are measured at the lesser of carrying value or fair value less cost to sell. Based on offers received during the quarter to purchase a portion of our assets held for sale for a lower amount than the carrying amount, we estimated that those assets should further be impaired by approximately $7.3 million for the nine months ended September 30, 2011. As a result of recording this additional impairment on assets held for sale, the Company's total impairment recorded for the nine months ended September 30, 2011, related to assets sold and assets held for sale totaled $7.3 million. Total impairments for the nine months ended September 30, 2011, including impairments on oil and gas properties and assets held for sale is $127.7 million.
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

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Revolving bank credit facility(1)	$30,350	$30,350	$92,000	$92,000
5.00% Convertible Senior Notes due February 2013	70,298	59,655	116,365	105,258
4.50% Convertible Senior Notes due May 2015	76,883	52,613	75,238	63,825
11.375% Senior Notes due February 2019	193,982	148,000	—	—
Joint venture financing(2)	1,306	1,306	1,366	1,366
Total	$372,819	$291,924	$284,969	$262,449
 __________________

(1)	Maturity date of January 1, 2013 and collateralized by all assets of the Company.

(2)	Non-recourse, no interest rate.
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
The Restated Loan Agreement provides for a line of credit of up to $100.0 million (the “commitment”), subject to a borrowing base (“borrowing base”). The initial borrowing base availability under the Restated Loan Agreement is $60.0 million. The amount of loans available at any one time under the Restated Loan Agreement is the lesser of the borrowing base or the amount of the commitment. The borrowing base will be subject to semi-annual redeterminations (approximately April 1 and October 1) during the term of the loan, commencing October 1, 2011, and is based on evaluations of our oil and gas reserves. The Restated Loan Agreement includes a letter of credit sublimit of up to $10.0 million. See Note I, Subsequent Events, for information on the redetermination of our borrowing base.
On March 14, 2011, the Company entered into an amendment to Restated Loan Agreement, dated effective as of March 31, 2011, which amended certain provisions of the Restated Loan Agreement to (i) extend the period during which GMXR may issue additional shares of its 9.25% Series B Cumulative Preferred Stock under its at-the-market offering program; (ii) increase the maximum aggregate liquidation preference of such issuances to up to $62.0 million; and (iii) permit the Company to use the cash proceeds from such issuances for general corporate and working capital purposes.
As a result of the Restated Loan Agreement and a decrease in the commitment, we recorded a loss on the extinguishment of debt of $1.9 million, which relates to the write-off of the original debt transaction costs in proportion to the decrease in commitment in the Restated Loan Agreement.

The loans under our Restated Loan Agreement bear interest, at the Company's election, at a base rate which is based on the prime rate, LIBOR or federal funds rate plus margins ranging from 1% to 4% depending on the base rate used and the amount of loans outstanding in relation to the borrowing base. We may voluntarily prepay the loans without premium or penalty. If and to the extent the loans outstanding exceed the most recently determined borrowing base, the loan excess will be mandatorily pre-payable immediately after notice. Otherwise, any unpaid principal or interest will be due and payable at maturity. The Company is obligated to pay a facility fee equal to 0.5% per annum of the unused portion of the borrowing base, payable quarterly in arrears beginning March 31, 2011.
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
The required and actual financial ratios as of September 30, 2011 are shown below:

Financial Covenant	Required Ratio	Actual Ratio
Current ratio(1)	Not less than 1 to 1	1.33 to 1
Ratio of total senior secured debt to EBITDA(2)	Not greater than 2.50 to 1	0.45 to 1
Ratio of EBITDA (as defined in the revolving bank credit facility agreement) to cash interest expense, including preferred dividends payable under our Series B cumulative preferred stock(3)	Not less than 2.00 to 1	2.36 to 1
__________________

(1)
Current ratio is defined in our revolving bank credit facility as the ratio of current assets plus the unused and available portion of the revolving bank credit facility ($29.7 million as of September 30, 2011) to current liabilities. The calculation will not include the effects, if any, of derivatives under FASB Accounting Standards Codification ("ASC") 815, "Derivatives and Hedging." As of September 30, 2011, current assets included derivative assets of $21.6 million. In addition, the 5.00% convertible senior notes due 2013 (the “5.00% convertible notes”) and the 4.50% convertible senior notes due 2015 (the “4.50% convertible notes”) are not considered a current liability unless one or more of such convertible notes have been surrendered for conversion and then only to the extent of the cash payment due on the conversion of the notes surrendered. As of September 30, 2011, none of the 5.00% convertible notes and the 4.50% convertible notes had been surrendered for conversion.

(2)
EBITDA is a non-GAAP number that is defined in our revolving bank credit facility and is calculated and reconciled as follows from the GAAP amount of net loss for the twelve months ended September 30, 2011 (amounts in thousands):

Net loss	$(276,416)
Plus:
Interest expense	28,499
Impairment of oil and natural gas properties	271,444
Depreciation, depletion and amortization	53,439
Non-cash compensation and other expenses	(2,435)
Income tax provision	2,596
Less:
Gain on extinguishment of debt	35
EBITDA	$77,162

(3)
Cash interest expense is defined in the revolving bank credit facility as all interest, fees, charges, and related expenses payable in cash for the applicable period payable to a lender in connection with borrowed money or the deferred purchase price of assets that is considered interest expense under GAAP, plus the portion of rent paid or payable for that period under capital lease obligations that should be treated as interest. For the twelve months ended September 30, 2011, cash interest expense included fees paid related to bank financing activities and other loan fees of $1.4 million. As of September 30, 2011, non-cash interest expense of $8.0 million was deducted from interest expense to arrive at the cash interest expense used in the debt covenant calculation. Non-cash interest expense primarily relates to the amortization of debt issuance costs and convertible debt discount. Capitalized interest of $5.5 million was added to interest expense.

As of September 30, 2011, the Company was in compliance with all financial covenants under the revolving bank credit facility.

5.00% Convertible Senior Notes
As of September 30, 2011 and December 31, 2010, the net carrying amount of the 5.00% convertible notes was as follows (amounts in thousands):

	September 30, 2011	December 31, 2010
Principal amount	$72,750	$122,750
Less: Unamortized debt discount	(2,452)	(6,385)
Carrying amount	$70,298	$116,365
The 5.00% convertible notes bear interest at a rate of 5.00% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning August 1, 2008. As a result of the amortization of the debt discount through non-cash interest expense, the effective interest rate on the 5.00% convertible notes is 8.7% per annum. The amount of the cash interest expense recognized with respect to the 5.00% contractual interest coupon for the three and nine months ended September 30, 2011 was $0.9 million and $3.2 million, respectively, and $1.6 million and $4.7 million for the three and nine months ended September 30, 2010, respectively. The amount of non-cash interest expense related to the amortization of the debt discount and amortization of the transaction costs for the three and nine months ended September 30, 2011 was $0.6 million and $2.0 million, respectively, and $0.9 million and $2.7 million for the three and nine months ended September 30, 2010, respectively.
As of September 30, 2011, the unamortized discount is expected to be amortized into earnings over 1.3 years. The carrying value of the equity component of the 5.00% convertible notes was $3.9 million as of September 30, 2011.
On January 28, 2011, the Company announced the commencement of a tender offer for up to $50 million aggregate principal amount of the outstanding 5.00% convertible notes. The tender offer expired March 11, 2011 and the Company retired $50 million aggregate principal amount of the 5.00% convertible notes. This transaction was accounted for under ASC 470-20-40. Under this guidance, the consideration transferred was allocated to the extinguishment of the liability and reacquisition of the original equity component resulting in a gain on extinguishment of debt of $2.1 million and a charge to additional-paid-in-capital of $5.2 million. The gain on the extinguishment of debt in this transaction was offset by the loss on the extinguishment of our revolving bank credit facility noted above plus transactions costs incurred to extinguish the debt, which resulted in a total loss on extinguishment of debt of $0.2 million, presented in our consolidated statements of operations. As of December 31, 2010, unamortized debt issue costs were approximately $9.1 million, with $4.8 million included in other assets and $4.3 million included in current prepaid expenses and deposits. As of September 30, 2011, unamortized costs were $12.1 million, with all costs classified within other assets.

4.50% Convertible Senior Notes
As of September 30, 2011 and December 31, 2010, the net carrying amount of the 4.50% convertible notes was as follows (amounts in thousands):

	September 30, 2011	December 31, 2010
Principal amount	$86,250	$86,250
Less: Unamortized debt discount	(9,367)	(11,012)
Carrying amount	$76,883	$75,238

The 4.50% convertible notes bear interest at a rate of 4.50% per year, payable semiannually in arrears on November 1 and May 1 of each year, beginning May 1, 2010. As a result of the amortization of the debt discount through non-cash interest expense, the effective interest rate on the 4.50% convertible notes is 9.09% per annum. The amount of the cash interest expense recognized with respect to the 4.50% contractual interest coupon for the three and nine months ended September 30, 2011 was $1.0 million and $3.0 million, respectively, and $1.1 million and $3.0 million for the three and nine months ended September 30, 2010, respectively. The amount of non-cash interest expense related to the amortization of the debt discount and transaction costs for the three and nine months ended September 30, 2011 was $0.7 million and $2.0 million, respectively, and $0.6 million and $1.9 million for the three and nine months ended September 30, 2010, respectively. As of September 30, 2011, the unamortized discount is expected to be amortized into earnings over 3.6 years. The carrying value of the equity component of the 4.50% convertible notes was $8.4 million as of September 30, 2011.

11.375% Senior Notes
On February 9, 2011, the Company successfully completed the issuance and sale of $200 million aggregate principal amount of 11.375% Senior Notes due 2019 (the “11.375% senior notes”). The 11.375% senior notes are jointly and severally, and unconditionally, guaranteed (the “guarantees”) on a senior unsecured basis initially by two of our wholly-owned subsidiaries, and all of our future subsidiaries other than immaterial subsidiaries (such guarantors, the “Guarantors”). The 11.375% senior notes and the guarantees were issued pursuant to an indenture dated as of February 9, 2011 (the “Indenture”), by and among the Company, the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee (the “Trustee”). As of September 30, 2011, the net carrying amount of the 11.375% senior notes was as follows (amounts in thousands):

September 30, 2011
Principal amount	$200,000
Less: Unamortized debt discount	(6,018)
Carrying amount	$193,982
The 11.375% senior notes bear interest at a rate of 11.375% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning August 15, 2011. As a result of the amortization of the debt discount through non-cash interest expense, the effective interest rate on the 11.375% senior notes is 12.00% per annum. The amount of the cash interest expense recognized with respect to the 11.375% contractual interest coupon for the three and nine months ended September 30, 2011 was $5.7 million and $14.7 million, respectively. The amount of non-cash interest expense for the three and nine months ended September 30, 2011 related to the amortization of the debt discount and transaction costs was $0.3 million and $0.9 million, respectively. As of September 30, 2011, the unamortized discount is expected to be amortized into earnings over 7.4 years.

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
Upon an Event of Default (as defined in the Indenture), the Trustee or the holders of at least 25% in aggregate principal amount of the 11.375% senior notes then outstanding may declare the entire principal of all the notes to be due and payable immediately.

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
To mitigate a portion of its exposure to fluctuations in commodity prices, the Company enters into financial price risk management activities with respect to a portion of projected crude oil and natural gas production through financial price swaps, collars and put spreads (collectively, “derivatives”). Additionally, the Company uses basis protection swaps to reduce basis risk. Basis is the difference between the price of the physical commodity being hedged and the price of the futures contract used for hedging. Basis risk is the risk that an adverse change in the futures market will not be completely offset by an equal and opposite change in the cash price of the commodity being hedged. Basis risk exists in natural gas due to the geographic price differentials between a given cash market location and the futures contract delivery locations. Settlement or expiration of the hedges is designed to coincide as closely as possible with the physical sale of the commodity being hedged—daily for oil and monthly for natural gas—to obtain reasonable assurance that a gain in the cash sale will offset the loss on the hedge and vice versa.
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

On June 27, 2011, GMX management made a decision to temporarily suspend our Haynesville/Bossier ("H/B") horizontal ("Hz") drilling program. This decision was made to focus our efforts and resources to the drilling of oil in the newly acquired acreage. As a result of this decision, our projected future production hedged with various counterparties was less than the production that was contractually hedged. Therefore, the production amounts in certain hedging contracts no longer qualified for hedge accounting and the accumulated changes in fair value of $5.1 million were reclassed from other comprehensive income into earnings for the nine months ended September 30, 2011. In order to reduce the amount of hedged volumes, the Company monetized 84,887 Mcf of 2011 hedges and 4.3 Bcfe of 2012 hedges in July 2011. Net of deferred premiums payable related to these volumes, the Company received $2.7 million in proceeds.
The following is a summary of the asset and liability fair values of our derivative contracts:

		Asset Fair Value		Liability Fair Value		Net Derivative Fair Value
	Balance Sheet Location	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
		(in thousands)		(in thousands)		(in thousands)
Derivatives designated as Hedging Instruments under ASC 815
Natural gas	Current derivative asset	$26,303	$23,187	$4,345	$2,963	$21,958	$20,224
Natural gas basis	Current derivative asset	—	—	284	566	(284)	(566)
Natural gas	Derivative instruments – non-current asset	6,885	20,503	609	2,897	6,276	17,606
Natural gas basis	Derivative instruments – non-current asset	—	—	—	122	—	(122)
		$33,188	$43,690	$5,238	$6,548	$27,950	$37,142
Derivatives not designated as Hedging Instruments under ASC 815
Natural gas	Current derivative asset	$—	$—	$—	$—	$—	$—
Crude oil	Current derivative asset	—	—	26	172	(26)	(172)
Natural gas	Derivative instruments – non-current asset	—	—	—	—	—	—
Crude oil	Derivative instruments – non-current asset	—	—	91	—	(91)	—
		$—	$—	$117	$172	$(117)	$(172)
Net derivative fair value						$27,833	$36,970

The following table summarizes the outstanding natural gas and crude oil derivative contracts the Company had in place as of September 30, 2011:

Effective Date	Maturity Date	Notional Amount Per Month	Remaining Notional Amount as of September 30, 2011	Additional Put Options	Floor	Ceiling	Designation under ASC 815
Natural Gas (MMBtu):
10/1/2011	12/31/2012	155,720	2,335,800			$7.00	Cash flow hedge
10/1/2011	12/31/2011	188,783	566,349			$8.00	Cash flow hedge
11/1/2011	3/31/2012	180,000	900,000			$6.25	Cash flow hedge
10/1/2011	10/31/2011	200,000	200,000	$5.00	$6.50	$8.30	Cash flow hedge
10/1/2011	10/31/2011	122,286	122,286	$4.00	$4.50	$5.40	Cash flow hedge
11/1/2011	1/31/2012	119,898	359,694	$5.50	$7.00		Cash flow hedge
10/1/2011	12/31/2012	857,694	12,865,416	$4.00	$6.00		Cash flow hedge
11/1/2011	3/31/2012	153,580	767,902		$4.50		Cash flow hedge
11/1/2011	3/31/2012	115,657	578,283	$4.00			Cash flow hedge
1/1/2013	12/31/2013	91,250	1,095,000	$3.75	$5.25	$6.25	Cash flow hedge
1/1/2013	12/31/2013	304,167	3,650,000		$5.45	$5.45	Cash flow hedge
10/1/2011	12/31/2012	199,388	2,990,826	$4.50			Cash flow hedge
10/1/2011	12/31/2011	186,747	2,801,207		$6.25		Cash flow hedge
Crude Oil (Bbls):
10/1/2011	12/31/2011	3,067	9,200			$100.00	Not designated
1/1/2012	12/31/2013	1,523	36,550			$120.00	Not designated
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

There were no oil derivatives that qualified for hedges for the three and nine months ended September 30, 2011 and 2010. A summary of the effect of the natural gas derivatives qualifying for hedges is as follows:

Description		Natural Gas Derivatives Qualifying as Hedges
		Three Months Ended September 30,
	Location of Amounts	2011	2010
		(in thousands)
Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	OCI	11,689	14,423
Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Oil and Gas Sales	4,671	5,800
Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Oil and Gas Sales	(2,072)	(116)

Description		Natural Gas Derivatives Qualifying as Hedges
		Nine Months Ended September 30,
	Location of Amounts	2011	2010
		(in thousands)
Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	OCI	11,694	32,989
Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Oil and Gas Sales	13,107	16,764
Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Oil and Gas Sales	(1,349)	(1,373)
Assuming that the market prices of oil and natural gas futures as of September 30, 2011 remain unchanged, the Company would expect to transfer a gain of approximately $10.1 million from accumulated other comprehensive income to earnings during the next 12 months. The actual reclassification into earnings will be based on market prices at the contract settlement date.
For derivative instruments that do not qualify as hedges pursuant to ASC 815, changes in the fair value of these derivatives that occur prior to their maturity (i.e., temporary fluctuations in value) are recognized in current earnings. A summary of the effect of the derivatives not qualifying for hedges is as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,
		2011	2010
		(in thousands)
Realized
Crude oil	Oil and gas sales	$—	$—
Unrealized
Natural gas	Unrealized gain or (loss)on derivatives	(1,511)	—
Crude oil	Unrealized gain or (loss)on derivatives	173	10
		$(1,338)	$10

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Nine Months Ended September 30,
		2011	2010
		(in thousands)
Realized
Natural gas	Oil and gas sales	$—	$(23)
Crude oil	Oil and gas sales	(44)	—
		(44)	(23)
Unrealized
Natural gas	Unrealized gain or (loss)on derivatives	3,599	(221)
Crude oil	Unrealized gain or (loss)on derivatives	55	118
		$3,654	$(103)
The valuation of our derivative instruments are based on industry standard models that primarily rely on market observable inputs. Substantially all of the assumptions for industry standard models are observable in active markets throughout the full term of the instrument. The Company categorizes these measurements as Level 2. The following table sets forth by level within the fair value hierarchy our derivative instruments, which are our only financial assets and liabilities that were accounted for at fair value on a recurring basis, as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011			As of December 31, 2010
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets:
Natural gas derivative instruments	$—	$27,950	$—	$—	$37,142	$—
Crude oil derivative instruments	$—	$(117)	$—	$—	$(172)	$—

NOTE D – STOCK COMPENSATION PLANS
We recognized $0.9 million and $1.1 million of stock compensation expense for the three months ended September 30, 2011 and 2010, respectively and $3.3 million and $4.7 million for the nine months ended September 30, 2011 and 2010, respectively. These non-cash expenses are reflected as a component of the Company’s general and administrative expense. To the extent amortization of compensation costs relates to employees directly involved in exploration and development activities, such amounts are capitalized to oil and natural gas properties. Stock based compensation capitalized as part of oil and natural gas properties was $0.1 million and $0.2 million for the three months ended September 30, 2011 and 2010, respectively, and $0.4 million and $0.9 million for the nine months ended September 30, 2011 and 2010, respectively.
Restricted Stock
A summary of the status of our unvested shares of restricted stock and the changes for the year ended December 31, 2010 and the nine months ended September 30, 2011 is presented below:

	Number of unvested restricted shares	Weighted average grant- date fair value per share
Unvested shares as of December 31, 2009	580,530	$22.35
Granted	359,385	$6.34
Vested	(220,016)	$24.21
Forfeited	(27,903)	$23.11
Unvested shares as of December 31, 2010	691,996	$13.47
Granted	807,848	$4.79
Vested	(245,924)	$16.46
Forfeited	(4,913)	$19.54
Unvested shares as of September 30, 2011	1,249,007	$7.25
As of September 30, 2011, there was $8.0 million of unrecognized compensation expense related to non-vested restricted stock grants. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.22 years.

NOTE E – CAPITAL STOCK
Share Lending Arrangement
In February 2008, in connection with the offer and sale of the 5.00% convertible notes, we entered into a share lending agreement (the “Share Lending Agreement”). Under this agreement, we loaned to the share borrower up to the maximum number of shares of our common stock underlying the 5.00% convertible notes. As of September 30, 2011, 2,364,375 shares of our common stock were subject to outstanding loans to the share borrower under the Share Lending Agreement.
Sale/Issuance of Common and Preferred Stock
In February 2011, we completed an offering of 21,075,000 shares of our common stock at a price of $4.75 per share. The net proceeds to the Company were $93.6 million after underwriters' discounts and commissions and expenses of the offering payable by the Company. In March 2011, the underwriters exercised the over-allotment option granted in connection with the February 2011 offering and purchased an additional 1,098,518 shares of common stock, which increased the net proceeds to the Company by $4.9 million after underwriters' discounts and commissions and expenses of the offering payable by the Company. The Company used the net proceeds, together with proceeds from a concurrent private placement of the 11.375% Senior Notes, to (i) fund an offer to purchase up to $50.0 million of its 5.00% convertible notes, (ii) repay the then outstanding balance under its revolving bank credit facility and (iii) fund the cash portion of the purchase price of the acquisitions described in Note A. The Company used the remaining net proceeds to fund its exploration and development program and for other general corporate purposes.
In February 2011, the Company issued 2,268,971 common shares in connection with an acquisition of undeveloped Bakken oil and gas properties described in Note A. In April 2011, the Company issued an additional 3,542,091 shares of its common stock in connection with other acquisitions of undeveloped Bakken oil and gas properties also described in Note A.

During the nine months ended September 30, 2011, the Company received $25.8 million related to the issuance of 1,135,565 shares of its 9.25% Series B Cumulative Preferred Stock pursuant to an at-the-market sales program by the Company.

NOTE F – INCOME TAXES
We recorded tax (provisions) benefits of $2.4 million and $2.9 million for the three months ended September 30, 2011 and 2010, respectively, and $(0.5) million and $6.4 million for the nine months ended September 30, 2011 and 2010, respectively, due to changes in the valuation allowance on deferred tax assets. The valuation allowance was adjusted due to increases or decreases in offsetting deferred tax liabilities, primarily as a result of unrealized gains or losses on derivative instruments that qualify for hedge accounting. In determining the carrying value of a deferred tax asset, accounting standards provide for the weighing of evidence in estimating whether and how much of a deferred tax asset may be recoverable. As the Company has incurred net operating losses in prior years, relevant accounting guidance suggests that cumulative losses in recent years constitute significant negative evidence, and that future expectations about income are insufficient to overcome a history of such losses. In 2008, the Company reduced the carrying value of its net deferred tax asset to zero and maintained that position as of September 30, 2011 and December 31, 2010. The valuation allowance has no impact on our net operating loss (“NOL”) position for tax purposes, and if the Company generates taxable income in future periods, the Company will be able to use its NOLs to offset taxes due at that time. The Company will continue to assess the valuation allowance against deferred tax assets considering all available evidence obtained in future reporting periods.

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
On August 5, 2011, an individual filed a shareholders' derivative action in the United States District Court for the Western District of Oklahoma, for the Company's benefit, as nominal defendant, against the Company's Chief Executive Officer, President, Chief Financial Officer, and members of the Company's board of directors. The complaint alleges breaches of fiduciary duty, waste of corporate assets, and unjust enrichment on the part of each of the named defendants and is premised on substantially the same facts alleged in the above-described securities lawsuit. The complaint seeks unspecified amounts of compensatory damages, implementation of certain corporate governance changes, and disgorgement of compensation and trading profits from the individual defendants, as well as interest and costs, including legal fees from the defendants. The Company is a nominal defendant, and the complaint does not seek any damages against the Company; however, the Company may have indemnification obligations to one or more of the defendants under the Company organizational documents. On October 17, 2011, the individual defendants and the Company as nominal defendant filed motions to dismiss the complaint for failure to make demand, or in the alternative, to stay the derivative action pending the outcome of the securities lawsuit. Plaintiff's response to the motion is currently due November 7, 2011.
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

NOTE H – CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Shown below are condensed consolidating financial statements for GMX Resources Inc. on a stand-alone, unconsolidated basis, its combined guarantor subsidiaries and its non-guarantor subsidiary as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Condensed Consolidating Balance Sheets

	September 30, 2011
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
			(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,260	$74	$894	$—	$3,228
Accounts receivable – interest owners	4,762	—	—	—	4,762
Accounts receivable – oil and natural gas revenues, net	16,066	390	—	(10,180)	6,276
Accounts receivable - intercompany	6,288	12,407	926	(19,621)	—
Derivative instruments	21,648	—	—	—	21,648
Inventories	326	—	—	—	326
Prepaid expenses and deposits	5,328	37	—	—	5,365
Assets held for sale	820	2,431	3,024	—	6,275
Total current assets	57,498	15,339	4,844	(29,801)	47,880
OIL AND NATURAL GAS PROPERTIES, BASED ON THE FULL COST METHOD
Properties being amortized	1,069,288	713	90	—	1,070,091
Properties not subject to amortization	158,448	—	—	—	158,448
Less accumulated depreciation, depletion, and impairment	(786,700)	—	—	—	(786,700)
	441,036	713	90	—	441,839
PROPERTY AND EQUIPMENT, AT COST, NET	15,621	5,077	45,929	—	66,627
DERIVATIVE INSTRUMENTS	6,185	—	—	—	6,185
OTHER ASSETS	13,451	—	—	—	13,451
INVESTMENT IN SUBSIDIARIES	40,601	—	—	(40,601)	—
TOTAL ASSETS	$574,392	$21,129	$50,863	$(70,402)	$575,982
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	15,683	—	81	—	15,764
Accounts payable - intercompany	12,640	6,874	107	(19,621)	—
Accrued expenses	21,793	10,542	328	(10,180)	22,483
Accrued interest	5,221	—	—	—	5,221
Revenue distributions payable	6,931	—	—	—	6,931
Current maturities of long-term debt	26	—	—	—	26
Total current liabilities	62,294	17,416	516	(29,801)	50,425
LONG-TERM DEBT, LESS CURRENT MATURITIES	372,793	—	—	—	372,793
DEFERRED PREMIUMS ON DERIVATIVE INSTRUMENTS	1,883	—	—	—	1,883
OTHER LIABILITIES	7,557	—	—	—	7,557
(DEFICIT) EQUITY
Total GMX (deficit) equity	129,865	3,713	50,347	(54,060)	129,865
Noncontrolling interest	—	—		13,459	13,459
Total equity	129,865	3,713	50,347	(40,601)	143,324
TOTAL LIABILITIES AND EQUITY	$574,392	$21,129	$50,863	$(70,402)	$575,982

	December 31, 2010
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
			(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,468	$564	$325	$—	$2,357
Accounts receivable – interest owners	5,338	—	1	—	5,339
Accounts receivable – oil and natural gas revenues, net	6,463	366	—	—	6,829
Accounts receivable - intercompany	15,450	4,195	1,786	(21,431)	—
Derivative instruments	19,486	—	—	—	19,486
Inventories	326	—	—	—	326
Prepaid expenses and deposits	5,532	149	86	—	5,767
Assets held for sale	1,085	16,817	8,716	—	26,618
Total current assets	55,148	22,091	10,914	(21,431)	66,722
OIL AND NATURAL GAS PROPERTIES, BASED ON THE FULL COST METHOD
Properties being amortized	937,858	713	130	—	938,701
Properties not subject to amortization	39,694	—	—	—	39,694
Less accumulated depreciation, depletion, and impairment	(630,632)	—	—	—	(630,632)
	346,920	713	130	—	347,763
PROPERTY AND EQUIPMENT, AT COST, NET	15,879	5,518	47,640	—	69,037
DERIVATIVE INSTRUMENTS	17,484	—	—	—	17,484
OTHER ASSETS	6,084	—	—	—	6,084
INVESTMENT IN SUBSIDIARIES	48,773	—	—	(48,773)	—
TOTAL ASSETS	$490,288	$28,322	$58,684	$(70,204)	$507,090
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	24,635	—	284	—	24,919
Accounts payable - intercompany	5,533	15,331	567	(21,431)	—
Accrued expenses	32,796	116	136	—	33,048
Accrued interest	3,317	—	—	—	3,317
Revenue distributions payable	4,839	—	—	—	4,839
Current maturities of long-term debt	26	—	—	—	26
Total current liabilities	71,146	15,447	987	(21,431)	66,149
LONG-TERM DEBT, LESS CURRENT MATURITIES	284,943	—	—	—	284,943
DEFERRED PREMIUMS ON DERIVATIVE INSTRUMENTS	10,622	—	—	—	10,622
OTHER LIABILITIES	7,157	—	—	—	7,157
(DEFICIT) EQUITY
Total GMX (deficit) equity	116,420	12,875	57,697	(70,572)	116,420
Noncontrolling interest	—	—	—	21,799	21,799
Total equity	116,420	12,875	57,697	(48,773)	138,219
TOTAL LIABILITIES AND EQUITY	$490,288	$28,322	$58,684	$(70,204)	$507,090

Condensed Consolidating Statements of Operations

	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
			(In thousands)
Nine Months Ended September 30, 2011
TOTAL REVENUES	$89,106	$2,500	$8,943	$(9,920)	$90,629
COSTS AND EXPENSES
Lease operating	13,686	3,223	1,395	(9,339)	8,965
Production taxes	859	—	—	—	859
Depreciation, depletion, and amortization	37,661	554	1,868	—	40,083
Impairment of oil and natural gas properties and other fixed assets	120,680	6,404	647	—	127,731
General and administrative	21,162	1,448	255	(581)	22,284
Total expenses	194,048	11,629	4,165	(9,920)	199,922
Income (loss) from operations	(104,942)	(9,129)	4,778	—	(109,293)
NON-OPERATING INCOME (EXPENSE)
Interest expense	(23,533)	—	(1)	—	(23,534)
Write off of unamortized revolver fees	(176)	—	—	—	(176)
Interest and other income	215	—	76	—	291
Unrealized gains (losses) on derivatives	3,654	—	—	—	3,654
Equity income (loss) of subsidiaries	(8,615)			8,615	—
Total non-operating expense	(28,455)	—	75	8,615	(19,765)
Income (loss) before income taxes	(133,397)	(9,129)	4,853	8,615	(129,058)
INCOME TAX (PROVISION) BENEFIT	(481)	—	—	—	(481)
NET INCOME (LOSS)	(133,878)	(9,129)	4,853	8,615	(129,539)
Net income attributable to noncontrolling interest	—	—	—	4,339	4,339
NET (LOSS) INCOME APPLICABLE TO GMX RESOURCES	(133,878)	(9,129)	4,853	4,276	(133,878)
Preferred stock dividends	4,884	—	—	—	4,884
NET (LOSS) INCOME APPLICABLE TO COMMON SHAREHOLDERS	$(138,762)	$(9,129)	$4,853	$4,276	$(138,762)

Three Months Ended September 30, 2011
TOTAL REVENUES	$27,838	$1,063	$2,859	$(3,396)	$28,364
COSTS AND EXPENSES
Lease operating	4,511	1,198	662	(3,177)	3,194
Production taxes	310	—	—	—	310
Depreciation, depletion, and amortization	13,183	180	626	—	13,989
Impairment of oil and natural gas properties and other fixed assets	60,941	1,054	555	—	62,550
General and administrative	7,290	444	94	(219)	7,609
Total expenses	86,235	2,876	1,937	(3,396)	87,652
Income (loss) from operations	(58,397)	(1,813)	922	—	(59,288)
NON-OPERATING INCOME (EXPENSE)
Interest expense	(7,680)	—	—	—	(7,680)
Interest and other income	9	—	—	—	9
Unrealized gains (losses) on derivatives	(1,338)	—	—	—	(1,338)
Equity income (loss) of subsidiaries	(2,072)			2,072	—
Total non-operating expense	(11,081)	—	—	2,072	(9,009)
Income (loss) before income taxes	(69,478)	(1,813)	922	2,072	(68,297)
INCOME TAX (PROVISION) BENEFIT	2,386	—	—	—	2,386
NET INCOME (LOSS)	(67,092)	(1,813)	922	2,072	(65,911)
Net income attributable to noncontrolling interest	—	—	—	1,181	1,181
NET (LOSS) INCOME APPLICABLE TO GMX RESOURCES	(67,092)	(1,813)	922	891	(67,092)
Preferred stock dividends	1,837	—	—	—	1,837
NET (LOSS) INCOME APPLICABLE TO COMMON SHAREHOLDERS	$(68,929)	$(1,813)	$922	$891	$(68,929)

	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
			(In thousands)
Nine Months Ended September 30, 2010
TOTAL REVENUES	$68,341	$1,536	$5,895	$(6,426)	$69,346
COSTS AND EXPENSES
Lease operating	11,057	1,754	1,226	(5,893)	8,144
Production taxes	447	—	—	—	447
Depreciation, depletion, and amortization	22,398	550	1,756	—	24,704
General and administrative	19,164	1,154	272	(533)	20,057
Total expenses	53,066	3,458	3,254	(6,426)	53,352
Income (loss) from operations	15,275	(1,922)	2,641	—	15,994
NON-OPERATING INCOME (EXPENSE)
Interest expense	(13,676)	—	(2)	—	(13,678)
Interest and other income	36	(17)	—	—	19
Unrealized gains (losses) on derivatives	(103)	—	—	—	(103)
Equity income (loss) of subsidiaries	(1,411)	—	—	1,411	—
Total non-operating expense	(15,154)	(17)	(2)	1,411	(13,762)
Income (loss) before income taxes	121	(1,939)	2,639	1,411	2,232
INCOME TAX (PROVISION) BENEFIT	6,354	—	—	—	6,354
NET INCOME (LOSS)	6,475	(1,939)	2,639	1,411	8,586
Net income attributable to noncontrolling interest	—	—	—	2,111	2,111
NET (LOSS) INCOME APPLICABLE TO GMX RESOURCES	6,475	(1,939)	2,639	(700)	6,475
Preferred stock dividends	3,469	—	—		3,469
NET (LOSS) INCOME APPLICABLE TO COMMON SHAREHOLDERS	$3,006	$(1,939)	$2,639	$(700)	$3,006

Three Months Ended September 30, 2010
TOTAL REVENUES	$24,460	$567	$2,163	$(2,357)	$24,833
COSTS AND EXPENSES
Lease operating	3,711	847	386	(2,154)	2,790
Production taxes	(578)	—	—	—	(578)
Depreciation, depletion, and amortization	8,814	185	603	—	9,602
General and administrative	6,313	442	100	(203)	6,652
Total expenses	18,260	1,474	1,089	(2,357)	18,466
Income (loss) from operations	6,200	(907)	1,074	—	6,367
NON-OPERATING INCOME (EXPENSE)
Interest expense	(4,794)	—	—	—	(4,794)
Interest and other income	4	(17)	—	—	(13)
Unrealized gains (losses) on derivatives	10	—	—	—	10
Equity income (loss) of subsidiaries	(1,030)	—	—	1,030	—
Total non-operating expense	(5,810)	(17)	—	1,030	(4,797)
Income (loss) before income taxes	390	(924)	1,074	1,030	1,570
INCOME TAX (PROVISION) BENEFIT	2,934	—	—	—	2,934
NET INCOME (LOSS)	3,324	(924)	1,074	1,030	4,504
Net income attributable to noncontrolling interest	—	—	—	1,180	1,180
NET (LOSS) INCOME APPLICABLE TO GMX RESOURCES	3,324	(924)	1,074	(150)	3,324
Preferred stock dividends	1,156	—	—	—	1,156
NET (LOSS) INCOME APPLICABLE TO COMMON SHAREHOLDERS	$2,168	$(924)	$1,074	$(150)	$2,168

Condensed Consolidating Statements of Cash Flows

	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
			(In thousands)
Nine Months Ended September 30, 2011
Net cash provided by (used in) operating activities	$40,692	$(377)	$7,767	$—	$48,082
Net cash provided by (used in) investing activities	(230,832)	(113)	5,004	—	(225,941)
Net cash provided by (used in) financing activities	190,932	—	(12,202)	—	178,730
Net increase (decrease) in cash	792	(490)	569	—	871
Cash and cash equivalents at beginning of period	1,468	564	325	—	2,357
Cash and cash equivalents at end of period	$2,260	$74	$894	$—	$3,228

Nine Months Ended September 30, 2010
Net cash provided by (used in) operating activities	$35,611	$1,251	$4,110	$—	$40,972
Net cash provided by (used in) investing activities	(125,983)	(1,725)	(3,977)	—	(131,685)
Net cash provided by (used in) financing activities	58,940	—	288	—	59,228
Net increase (decrease) in cash	(31,432)	(474)	421	—	(31,485)
Cash and cash equivalents at beginning of period	31,573	3,884	97	—	35,554
Cash and cash equivalents at end of period	$141	$3,410	$518	$—	$4,069

NOTE I – SUBSEQUENT EVENTS
Support Agreements for Purchase of up to $100 Million of Senior Secured Notes
On November 2, 2011, the Company entered into separate support agreements (the “Support Agreements”) with holders of greater than 50% (“Supporting Holders”) of its 11.375% Senior Notes due 2019 (the “Existing Notes”) to acquire up to $100 million of the Company’s new senior first lien secured notes (the “New Notes”). The proceeds of the transaction will be used to retire the Company’s existing revolving bank credit facility and to fund the Company’s capital program. The transaction will be effectuated in part through a private exchange offer and is conditioned on consents of holders of at least a majority of Existing Notes.
Subject to, and in accordance with, the terms and conditions contained in these Support Agreements, each of the Supporting Holders have agreed, among other things:
(i) to tender such Supporting Holder’s Existing Notes in an exchange offer, pursuant to which holders of the Existing Notes (including the Supporting Holders) will be entitled to elect to exchange, for $1,000 principal amount of Existing Notes tendered by such holder, either: (a) $750.0 principal amount of 11.0% Senior Secured Notes due 2017 (the “New Notes”); or (b) $971.4 principal amount of New Notes, if the holder also agrees to purchase in a private placement New Notes in an aggregate principal amount equal to .60 multiplied by the principal amount of the Existing Notes tendered by such holder;
(ii) to purchase their pro rata amount of New Notes offered hereby and, if holders do not elect to purchase at least $100.0 million aggregate principal amount of New Notes in connection with the exchange offer, to allow the Company to put to them for cash purchase an amount of additional New Notes such that the aggregate principal amount of New Notes issued is $100.0 million (the “Backstop Obligations”); and
(iii) to consent to certain proposed amendments to the indenture governing the Existing Notes, such consents being irrevocable except under specified conditions.
If holders of 100% of the Existing Notes tender their Existing Notes in the exchange offer and elect to purchase New Notes, the transactions will result in $120 million of cash proceeds and the issuance of approximately $318 million aggregate principal amount of New Notes. The New Notes will mature in December 2017, be secured by substantially all of the assets of the Company and accrue cash interest at 11.0% per annum (or, at the Company’s option, 9.0% cash pay and 4.0% payment in kind in additional New Notes). Other terms of the New Notes, the exchange offer and consent solicitation will be subject to agreement with the Supporting Holders and final documentation.
The securities to be offered to the holders in the exchange offer will not be and have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Bank Credit Facility Redetermination
Due to the pending transactions pursuant to the Support Agreements, the previously scheduled bank redetermination has been postponed until the completion of the above exchange transaction. Upon issuing the New Notes, the Company expects to terminate its existing bank credit facility but have a letters of credit facility for, or be permitted to cash collateralize, letters of credit up to $10 million.

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

General
We are an independent oil and gas company currently focused on development acreage in two oil shale resource plays in the Williston Basin (North Dakota / Montana), targeting the Bakken and Sanish-Three Forks Formations, and the DJ Basin (Wyoming), targeting the Niobrara Formation. Both resource plays are estimated to be 90% oil. Our natural gas resources are located in the East Texas Basin, in the Haynesville/Bossier ("H/B") gas shale and the Cotton Valley Sand Formation, where the majority of our acreage is contiguous and held by production. We believe these oil and natural gas resource plays provide a substantial inventory of operated, high probability, repeatable, organic growth opportunities. The Bakken properties contain nearly 600 undrilled, 9,500' lateral length locations, 43 potential operated 1280-acre units and 172 operated locations, with between 45% and 100% working interest. The Niobrara properties contain 584 undrilled, 4,000' lateral length locations, including 94 potential operated 640-acre units and approximately 380 operated locations, with an average working interest of 70%. The H/B and the Cotton Valley Sand locations include 253 net H/B horizontal locations, and 83 net Cotton Valley Sand 7500-foot horizontal locations. The Company believes multiple basins and both oil and natural gas resource choices provide us with flexibility to allocate capital to achieve the highest risk-adjusted rate of return on our portfolio.
The first half of 2011 was transformational for the Company with our entry into oil resource plays in the Bakken and Niobrara. We funded acquisitions through capital markets transactions that were successfully completed in early February 2011, including $105 million in an offering of common stock and an offering of $200 million aggregate principal amount of our 11.375% Senior Notes due 2019 (the "11.375% senior notes"). We used $50 million of the proceeds to tender for a portion of our 5.00% convertible senior notes due 2013 (the "5.00% convertible notes"), reducing the aggregate principal amount of that issue to $72.8 million. These capital market transactions allowed us to purchase significant positions in one of the top oil plays in the U.S. (the Bakken) and in a top emerging oil play in the U.S. (the Niobrara) and realign our balance sheet. We also intend to convert our unproved reserves in these areas to proved reserves. We may selectively acquire additional acreage in these project areas in the normal course of business.
Our current focus is on increasing oil production, and we are continuing our operational start up in North Dakota, where we now have 600 undrilled 9,500' lateral locations. We have completed our first operated horizontal Three Forks well, the Wock 21-2-1H, with 100% working interest. The Company has completed the drilling of a second Three Forks well, the Frank 31-4-1H, in Stark County, NC which is scheduled for completion in November 2011. A third well, the Evoniuk 21-2-1H, located in Billings County, NC was spud on October 25, 2011. We have permits for 4 additional locations in McKenzie County, ND and ten additional permits in process. The Company has elected to participate in four non-operated wells targeting the Middle Bakken and Three Forks zones. The working interests in these non-operated wells range from <1% to 25% and average 11% working interest. The Company anticipates participating in six additional non-operated wells that have been permitted with an average working interest of 4.2%. Our acreage purchases provide us at least 42 potential operated 1,280-acre units creating 168 undrilled Bakken and Three Forks locations with 50% to 100% working interest. In Wyoming, our Niobrara development has begun with two seismic shoots encompassing 135 and 204 square miles. Our first shoot is complete and we are evaluating the results. Our second shoot will be completed in the first quarter 2012, and we expect to begin drilling test wells in this area subsequent to seismic completion and evaluation. Our Niobrara acreage position has approximately 146 640-acre units creating an estimated 584 undrilled horizontal locations. We plan to commit almost all of our total capital expenditures beginning in the second half of 2011 to our oil resources development. We expect that increasing the oil percentage of our production will have positive economic benefits created by the current price gap that exists between oil and natural gas.
In May 2011, we increased our Williston Basin position with multiple transactions totaling 11,449 net acres. The first of two significant transactions was a purchase and sale agreement for 9,608 net acres located in Billings and Stark Counties, North Dakota at an average cost of $2,500 per acre, from a private seller. The second transaction was for 1,684 net acres from the State of North Dakota at an average cost of $2,211 per acre, of which approximately 960 net acres are located in McKenzie County and 724 net acres are located in Billings County. The remaining 157 net acres were acquired through the leasing of several fee mineral rights. These acquisitions bring our total Williston Basin net acres 35,524. We hold Williston Basin leases in approximately 150 1,280-acre units and expect to be the operator in approximately 43 of those units, providing a minimum of 172 operated locations. The Company expects that the average working interest in our operated Williston Basin locations will be approximately 75%, with the first three operated wells having an 52% to 100% working interest. We have 13 additional possible operated units in North Dakota that could provide another 52 locations.
We intend to use our H/B horizontal drilling and on-staff technical experience to economically develop our newly acquired Bakken and Niobrara acreage. Our horizontal gas shale team has drilled and completed 39 H/B horizontal wells to date, including long laterals of nearly 7,000 feet. We have opened a Denver office and assembled a technical staff of additional landmen, engineers and geologists with significant Rocky Mountain experience.

All of our H/B primary development acreage is held by production, which enables us to shift capital to higher economic return basins without risking the loss of core acreage. We have temporarily suspended drilling new Haynesville/Bossier horizontal wells as of July 2011 and are focusing our capital to accelerating the development of our oil acreage. We expect to continue to explore for additional oil opportunities within our core East Texas acreage. We anticipate reactivating our drilling program in July 2013 in the Haynesville/Bossier Shale in order to continue development of our natural gas reserves in our historic primary development area in East Texas. We estimate that our approximate 25,224 net acres in our primary development area of the Haynesville/Bossier Shale includes as many as 253 net potential undrilled locations based on 80-acre spacing. We are also currently considering dispositions of interests in our Cotton Valley Sand acreage, either in the form of a volumetric production payment or other sales, in order to provide liquidity for our Bakken and Niobrara drilling programs and to create flexibility for other liquidity needs.
We plan to continue to use hedging to mitigate commodity price risks for our oil and gas production. As of September 30, 2011, the Company had hedged approximately 3.9 Bcf, 12.3 Bcf and 4.7 Bcf of natural gas at a weighted average floor price of $6.13, $6.05 and $5.40 per MMbtu for 2011, 2012 and 2013, respectively.

The table below summarizes information concerning our operating activities in the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010.
Summary Operating Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Production:
Oil (MBbls)	19	25	65	71
Natural gas (MMcf)	5,568	3,974	16,936	10,059
Natural gas liquids (Mgals)	3,234	3,707	9,676	11,730
Gas equivalent production (MMcfe)	6,142	4,654	18,706	12,161
Average daily (MMcfe)	66.8	50.6	68.5	44.5
Average Sales Price:
Oil (per Bbl)
Sales price	$88.03	$73.65	$93.98	$75.00
Effect of derivatives, excluding gain or loss from ineffectiveness of derivatives	—	—	(0.67)	—
Total	$88.03	$73.65	$93.31	$75.00
Natural gas liquids (per gallon)
Sales price	$1.01	$0.66	$0.94	$0.80
Effect of derivatives, excluding gain or loss from ineffectiveness of derivatives	—	—	—	—
Total	$1.01	$0.66	$0.94	$0.80
Natural gas (per Mcf)
Sales price	$3.74	$3.74	$3.76	$3.91
Effect of derivatives, excluding gain or loss from ineffectiveness of derivatives	0.84	1.46	0.77	1.66
Total	$4.58	$5.20	$4.53	$5.57
Average sales price (per Mcfe)	$4.19	$4.11	$4.22	$4.44
Operating and Overhead Costs (per Mcfe):
Lease operating expenses	$0.52	$0.60	$0.48	$0.67
Production and severance taxes	0.05	(0.12)	0.05	0.04
General and administrative	1.24	1.43	1.19	1.65
Other (per Mcfe):
Depreciation, depletion and amortization—oil and natural gas properties	$2.03	$1.77	$1.90	$1.73

Results of Operations for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010
Oil and Natural Gas Sales. Oil and natural gas sales during the three months ended September 30, 2011 increased 14% to $28.4 million compared $24.8 million in the third quarter of 2010. Excluding the reduction from ineffectiveness of derivatives on oil and natural gas sales of $2.1 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively, oil and natural gas sales would have increased by 22% between the three months ended September 30, 2011 and 2010. Exclusive of ineffectiveness from derivatives, the increase in oil and natural gas sales was due to a 32% increase in production on a Bcfe-basis, a 20% increase in oil prices and a 53% increase in the average realized price in natural gas liquids (“NGLs”), offset by a 12% decrease in the average realized price of natural gas. The average price per barrel of oil, per gallon of natural gas liquids NGLs and Mcf of natural gas received (exclusive of ineffectiveness from derivatives) in the three months ended September 30, 2011 was $88.03, $1.01 and $3.74, respectively, compared to $73.65, $0.66 and $3.74, respectively, in the three months ended September 30, 2010. Our realized sales price for natural gas, excluding the effect of hedges of $0.84 and $1.46, for the three months ended September 30, 2011 and 2010, respectively, was approximately 89% and 90% of the average NYMEX closing contract price for the respective periods. In the third quarter of 2011 and 2010, the conversion of natural gas to NGLs produced an upgrade of approximately $0.29 per Mcf and $0.30 per Mcf, respectively, for every Mcf of natural gas produced. This upgrade in value was previously included in the realized price of our natural gas sales. Ineffectiveness of derivative losses recognized in oil and gas sales of $2.1 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively, is the result of a difference in the fair value of our cash flow hedges and the fair value of the projected cash flows of a hypothetical derivative based on our expected sales point.
Natural gas production for the three months ended September 30, 2011 increased to 5.6 MMcf compared to 4.0 MMcf for the three months ended September 30, 2010, an increase of 40%. The increase in natural gas production resulted from production related to 38.1 net producing H/B horizontal wells that were on-line during the third quarter of 2011 compared to 22.7 net producing H/B Hz wells online during the third quarter of 2010. During the third quarter of 2011, we brought on-line one H/B Hz well and production from this well also contributed to the increase in gas production for the three months ended September 30, 2011. Oil production for the three months ended September 30, 2011 decreased 24% to 19 MBbls, from 25 MBbls for the three months ended September 30, 2010, as a result of normal declines in production for wells of this type. During the first quarter of 2011, we began to separate and report the production and revenue from our NGLs, compared to prior periods in which we had included NGL production and revenues in our natural gas production and sales amounts. NGL production for the three months ended September 30, 2011 decreased to 3,234 Mgals compared to 3,707 Mgals for the three months ended September 30, 2010, a decrease of 13%. This decrease was due to a decline in production in our non-Haynesville production, which has a higher NGL content compared to our H/B Hz wells.
For the three months ended September 30, 2011, as a result of hedging activities, excluding derivative ineffectiveness, we recognized an increase in natural gas sales of $4.7 million compared to an increase in natural gas sales of $5.8 million in the third quarter of 2010. In the third quarter of 2011, hedging, excluding ineffectiveness, increased the average natural gas sales price by $0.84 per Mcf compared to an increase in natural gas sales price of $1.46 per Mcf in the third quarter of 2010. The effect of our derivative contracts on oil had no effect for the three months ended September 30, 2011 and 2010.
Lease Operations. Lease operations expense increased $0.4 million, or 14%, for the three months ended September 30, 2011 to $3.2 million, compared to $2.8 million for the three months ended September 30, 2010. Lease operations expense, on an equivalent unit of production basis, decreased $0.08 per Mcfe in the three months ended September 30, 2011 to $0.52 per Mcfe, compared to $0.60 per Mcfe for the three months ended September 30, 2010. The decrease in lease operations expense on an equivalent unit basis resulted from an increase in H/B Hz well production and cost control measures implemented during 2011 and 2010. With little to no incremental increase in lease operations cost from a Cotton Valley vertical well, the significantly larger amount of production from a H/B Hz well will result in lower per unit lease operations costs. The overall increase in lease operations expense is primarily related to higher gathering costs plus an increase in salt water disposal expense related to the increase in production in the three months ended September 30, 2011 compared to the three months ended September 30, 2010.
Production and Severance Taxes. The State of Texas grants an exemption of severance taxes for wells that qualify as “high cost” wells. Certain wells, including all of our H/B wells, qualify for full severance tax relief for a period of ten years or recovery of 50% of the cost of drilling and completions, whichever is less. As a result, refunds for severance tax paid to the State of Texas on wells that qualify for reimbursement are recognized as accounts receivable and offset severance tax expense for the amount refundable. Production and severance taxes was an expense of $0.3 million in the three months ended September 30, 2011 compared to income of $0.6 million in the three months ended September 30, 2010.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $4.4 million, or 46%, to $14.0 million in the three months ended September 30, 2011 compared to $9.6 million for the three months ended September 30, 2010. The oil and gas properties depreciation, depletion and amortization rate per equivalent unit of production was $2.03 per Mcfe in the three months ended September 30, 2011 compared to $1.77 per Mcfe in the three months ended September 30, 2010. This increase in the rate per Mcfe is due to the percentage increase in oil and gas properties subject to amortization exceeding the percentage growth in reserves for the three months ended September 30, 2011.
        Impairment of oil and natural gas properties and assets held for sale. For the $62.6 million impairment charge recorded in the third quarter of 2011, $60.9 million was related to the impairment of oil and gas properties subject to the full cost ceiling test and $1.7 million was related to a change in value of assets held for sale. The primary factors impacting the full cost method ceiling test are expenditures added to the full cost pool, reserve levels, value of cash flow hedges, and natural gas and oil prices, and their associated impact on the present value of estimated future net revenues. Any excess of the net book value is generally written off as an expense. Revisions to estimates of natural gas and oil reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. Natural gas represented approximately 91% of the Company’s total production at the end of the third quarter, and as a result, a decrease in natural gas prices can significantly impact the Company’s ceiling test. During the third quarter of 2011, the 12-month average of the first day of the month natural gas price decreased 1% from $4.21 per MMbtu at June 30, 2011 to $4.16 per MMbtu at September 30, 2011, contributing to the impairment for the third quarter. Of the $60.9 million related to the impairment of oil and gas properties, $53.5 million resulted from the net book value of oil and gas properties exceeding the net present value of future net revenues and $7.4 million related to the decrease in net present value of the cash flow hedges used in the full cost ceiling test. The remaining $1.7 million of the $62.6 million impairment charge was related primarily to additional impairment on the Company's three drilling rigs classified as assets held for sale. The impairment was based on a change in fair value of the rigs, which reflects the sales price of one of the rigs sold in October 2011. Two rigs were sold in the third quarter of 2011.
General and Administrative Expense. General and administrative expense for the three months ended September 30, 2011 was $7.6 million compared to $6.7 million for the three months ended September 30, 2010, an increase of $0.9 million, or 14%. General and administrative expense per equivalent unit of production was $1.24 per Mcfe for the third quarter of 2011 compared to $1.43 per Mcfe for the comparable period in 2010. The increase in general and administrative expense for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to an increase in salaries, wages and related payroll taxes as a result of an increase in employees needed to transition to and develop the Company's oil related acreage expansion. General and administrative expenses include $0.9 million and $1.1 million of non-cash compensation expense as of the three months ended September 30, 2011 and 2010, respectively. Non-cash compensation represented 12% and 17% of total general and administrative expenses, for the three months ended September 30, 2011 and 2010, respectively. General and administrative expense has not historically varied in direct proportion to oil and natural gas production because certain types of general and administrative expenses are non-recurring or fixed in nature.
Interest. Interest expense for the three months ended September 30, 2011 was $7.7 million compared to $4.8 million for the same period in 2010. For the three months ended September 30, 2011 and 2010, interest expense includes non-cash interest expense of $1.4 million and $1.6 million, respectively, related to the accounting for convertible bonds, our share lending agreement and deferred premiums on derivative instruments. Cash interest expense for the three months ended September 30, 2011 and 2010 was $7.8 million and $3.2 million, respectively, of which $2.5 million and $0.7 million, respectively, was capitalized to properties not subject to amortization on the consolidated balance sheets. The increase in cash interest expense of $4.6 million was mainly due to the Company’s issuance and sale of $200 million aggregate principal amount of our 11.375% senior notes in February 2011.
Income Taxes. Income tax for the three months ended September 30, 2011 was a benefit of $2.4 million as compared to a benefit of $2.9 million in the same period in 2010. The income tax benefit recognized in the three months ended September 30, 2011 and 2010, respectively, was a result of a change in the valuation allowance on net deferred tax assets caused by a change in deferred tax liabilities primarily related to unrealized gains on derivative contracts designated as hedges where the mark-to-market change on the hedges, net of deferred taxes is recorded to other comprehensive income.
Net income to non-controlling interest. Net income to non-controlling interest was $1.2 million for the three months ended September 30, 2011, which was the same amount for the three months ended September 30, 2010.

Results of Operations for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010
Oil and Natural Gas Sales. Oil and natural gas sales during the nine months ended September 30, 2011 increased 31% to $90.6 million compared to $69.3 million in the nine months ended September 30, 2010. Ineffectiveness of derivative losses recognized in oil and gas sales of $1.3 million and $1.4 million for the nine months ended September 30, 2011 and 2010, respectively, is the result of a difference in the fair value of our cash flow hedges and the fair value of the projected cash flows of a hypothetical derivative based on our expected sales point. The increase in oil and natural gas sales was due to a 54% increase in production on a Bcfe-basis, a 24% increase in oil prices, a 18% increase in the average realized price of NGLs, offset by an 19% decrease in the average realized price of natural gas, excluding ineffectiveness of hedging activities. The average price per barrel of oil, per gallon of natural gas liquids NGLs and Mcf of natural gas received (excluding ineffectiveness from derivatives) in the nine months ended September 30, 2011 was $93.98, $0.94 and $3.76, respectively, compared to $75.00, $0.80 and $3.91, respectively, in the nine months ended September 30, 2010. Our realized sales price for natural gas, excluding the effect of hedges of $0.77 and $1.66, for the nine months ended September 30, 2011 and 2010, respectively, was approximately 89% and 85% of the average NYMEX closing contract price for the respective periods. In the first nine months of 2011 and 2010, the conversion of natural gas to NGLs produced an upgrade of approximately $0.33 per Mcf and $0.50 per Mcf, respectively, for every Mcf of natural gas produced. This upgrade in value was previously included in the realized price of our natural gas sales.
Natural gas production for the nine months ended September 30, 2011 increased to 16,936 MMcf compared to 10,059 MMcf for the nine months ended September 30, 2010, an increase of 68%. The increase in natural gas production resulted from production related to 38.1 net producing H/B horizontal wells that were on-line during the first nine months of 2011 compared to 22.7 net producing H/B horizontal wells online during the first nine months of 2010. In addition, during the nine months ended September 30, 2011, we brought on-line nine H/B horizontal wells and production from these H/B horizontal wells contributed to the total increase in production. Oil production for the nine months ended September 30, 2011 decreased 8% to 65 MBbls, from 71 MBbls for the nine months ended September 30, 2010, as a result of normal declines in production for the wells of this type. During the first quarter of 2011, we began to separate and report the production and revenue from our NGLs, compared to prior periods in which we had included NGL production and revenues in our natural gas production and sales amounts. NGL production for the nine months ended September 30, 2011 decreased to 9,676 Mgals compared to 11,730 Mgals for the nine months ended September 30, 2010, a decrease of 18%. This decrease was due to a decline in production in our non-Haynesville wells, which have a higher NGL content compared to our H/B horizontal wells.
For the nine months ended September 30, 2011, as a result of hedging activities but excluding derivative ineffectiveness, we recognized an increase in natural gas sales of $13.1 million compared to an increase in natural gas sales of $16.7 million in the nine months ended September 30, 2010. In the nine months ended September 30, 2011, hedging, excluding ineffectiveness, increased the average natural gas sales price by $0.77 per Mcf compared to an increase in natural gas sales price of $1.66 per Mcf in the same period of 2010. The effect of our derivative contracts on oil decreased the average oil sales price $0.67 per Bbl for the nine months ended September 30, 2011 compared to no effect in the same period in 2010.
Lease Operations. Lease operations expense increased $0.9 million, or 10%, for the nine months ended September 30, 2011 to $9.0 million, compared to $8.1 million for the nine months ended September 30, 2010. Lease operations expense on an equivalent unit of production basis decreased $0.19 per Mcfe in the nine months ended September 30, 2011 to $0.48 per Mcfe, compared to $0.67 per Mcfe for the nine months ended September 30, 2010. The decrease in lease operations expense on an equivalent unit basis resulted from an increase in H/B horizontal well production and cost control measures implemented by us during 2010 which lowered overall lease operating expense. With little to no incremental increase in lease operations cost from a Cotton Valley vertical well, the significantly larger amount of production from a H/B horizontal well will result in lower per unit lease operations costs. The overall increase in lease operations expense is primarily related to higher gathering costs plus an increase in salt water disposal expense related to the increase in production in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.
Production and Severance Taxes. The State of Texas grants an exemption of severance taxes for wells that qualify as “high cost” wells. Certain wells, including all of our H/B wells, qualify for full severance tax relief for a period of ten years or recovery of 50% of the cost of drilling and completions, whichever is less. As a result, refunds for severance tax paid to the State of Texas on wells that qualify for reimbursement are recognized as accounts receivable and offset severance tax expense for the amount refundable. Production and severance taxes increased 92% to $0.9 million in the nine months ended September 30, 2011 compared to $0.4 million in the nine months ended September 30, 2010.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $15.4 million, or 62%, to $40.1 million in the nine months ended September 30, 2011 compared to $24.7 million for the nine months ended September 30, 2010. The oil and gas properties depreciation, depletion and amortization rate per equivalent unit of production was $1.90 per Mcfe in the nine months ended September 30, 2011 compared to $1.73 per Mcfe in the nine months ended September 30, 2010. This increase in the rate per Mcfe is due to the percentage increase in oil and gas properties subject to amortization exceeding the percentage growth in reserves for the nine months ended September 30, 2011.
        Impairment of oil and natural gas properties. For the $127.7 million impairment charge recorded in the first nine months of 2011, $120.4 million of the charge was related to the impairment of oil and gas properties subject to the full cost ceiling test and $7.3 million was related to a change in value of assets held for sale. The primary factors impacting the full cost method ceiling test are expenditures added to the full cost pool, reserve levels, value of cash flow hedges and natural gas and oil prices, and their associated impact on the present value of estimated future net revenues. Any excess of the net book value is generally written off as an expense. Revisions to estimates of natural gas and oil reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. Natural gas represents 90% of the Company’s total production, and as a result, a decrease in natural gas prices can significantly impact the Company’s ceiling test. During the nine months ended September 30, 2011, the 12-month average of the first day of the month natural gas price decreased 5% from $4.38 per MMbtu at December 31, 2010 to $4.16 per MMbtu at September 30, 2011. Of the $120.4 million related to the impairment of oil and gas properties, $14.5 million related to the acquisition cost of East Texas and North Louisiana undeveloped acreage outside of our primary development area being subject to the full cost method ceiling test and was based on the Company’s decision during the first quarter of 2011 not to develop the acreage, totaling 9,750 net acres, before the expiration of the related leases in 2011. The Company’s decision not to develop the acreage was based on analysis completed in the first quarter of 2011, of the opportunities including off-set wells, anticipated future gas prices, infrastructure costs, the Company’s liquidity position and focus on exploration and development of the newly acquired acreage in the Bakken and Niobrara areas. Previously disclosed potential undrilled locations associated with our H/B acreage has excluded consideration of this acreage and therefore does not have an impact to our undrilled location opportunities to continue the Company’s growth in our H/B production. Additionally, there are no proved reserves recorded by the Company associated with these acres. We have determined the cost of these undeveloped leases should be transferred to properties being amortized and subject to our full cost ceiling test. Of the remaining $105.9 million related to the impairment of oil and gas properties, $87.5 million resulted from the net book value of oil and gas properties exceeding the net present value of future net revenues, $18.5 million related to the decrease in net present value of the cash flow hedges used in the full cost ceiling test. Approximately $7.3 million of the $127.7 million impairment charge was related to additional impairment on the Company's three drilling rigs, classified in assets held for sale. The impairment on the rigs was based on a change in fair value of the rigs used to calculate the impairment which reflects the sales price of one of the rigs sold in October 2011. Two rigs were sold in the third quarter of 2011.
General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2011 was $22.3 million compared to $20.1 million for the nine months ended September 30, 2010, an increase of $2.2 million, or 11%. General and administrative expense per equivalent unit of production was $1.19 per Mcfe for the nine months ended September 30, 2011 compared to $1.65 per Mcfe for the comparable period in 2010. The overall increase in general and administrative expense for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to an increase in salaries, wages and related payroll taxes as a result of an increase in employees associated with the Company's oil-related acreage expansion. General and administrative expenses include $2.9 million and $4.7 million of non-cash compensation expense as of the nine months ended September 30, 2011 and 2010, respectively. Non-cash compensation represented 13% and 23% of total general and administrative expenses, excluding severance costs for the nine months ended September 30, 2011 and 2010, respectively. General and administrative expense has not historically varied in direct proportion to oil and natural gas production because certain types of general and administrative expenses are non-recurring or fixed in nature.
Interest. Interest expense for the nine months ended September 30, 2011 was $23.5 million compared to $13.7 million for the same period in 2010. For the nine months ended September 30, 2011 and 2010, interest expense includes non-cash interest expense of $4.3 million and $4.9 million, respectively, related to the accounting for convertible bonds, our share lending agreement and deferred premiums on derivative instruments. Cash interest expense for the nine months ended September 30, 2011 and 2010 was $22.0 million and $8.6 million, respectively, of which $5.5 million and $1.9 million, respectively was capitalized to properties not subject to amortization on the consolidated balance sheets. The increase in cash interest expense of $13.4 million was mainly due to the Company’s issuance and sale of $200 million aggregate principal amount of 11.375% senior notes in February 2011.

Income Taxes. Income tax for the nine months ended September 30, 2011 was a provision of $0.5 million as compared to a benefit of $6.4 million in the same period in 2010. The income tax expense and benefit recognized in the nine months ended September 30, 2011 and 2010, respectively, were a result of a change in the valuation allowance on net deferred tax assets caused by a change in deferred tax liabilities primarily related to unrealized gains on derivative contracts designated as hedges where the mark-to-market change on the hedges, net of deferred taxes is recorded to other comprehensive income.
Net income to noncontrolling interest. Net income to noncontrolling interest increased to $4.3 million for the nine months ended September 30, 2011 compared to $2.1 million for the nine months ended September 30, 2010. The increase is due to an increase in the gathering fees earned by our majority-owned subsidiary in which the outside noncontrolling interest member is currently allocated 80% of the distributions. The gathering fees earned by the subsidiary increased as a result of an increase in production from the H/B horizontal wells that were completed and brought online.
Net Income and Net Income Per Share
Net Income/Loss and Net Income/Loss Per Share—Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010. For the three months ended September 30, 2011, we reported a net loss applicable to common shareholders of $68.9 million, and for the three months ended September 30, 2010, we reported net income applicable to common shareholders of $2.2 million. Net loss per basic and fully diluted share was $1.21 for the third quarter of 2011 compared to net income per basic and fully diluted share of $0.08 for the third quarter of 2010.
Net Income/Loss and Net Income/Loss Per Share—Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010. For the nine months ended September 30, 2011, we reported a net loss applicable to common shareholders of $138.8 million, compared to net income applicable to common shareholders of $3.0 million for the nine months ended September 30, 2010. Net loss per basic and fully diluted share was $2.69 for the first nine months of 2011 compared to net income per basic and fully diluted share of $0.11 for the first nine months of 2010.

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
As of September 30, 2011, we had cash and cash equivalents of $3.2 million and $29.7 million undrawn on our borrowing base of $60.0 million as of September 30, 2011. Through the period ended September 30, 2011, we have funded our operating expenses and capital expenditures through positive operating cash flows, as well as from $105.3 million raised from the issuance of 22,173,518 shares of our common stock in February 2011, $25.8 million raised from the issuance of 1,135,565 shares of our 9.25% Series B Cumulative Preferred Stock preferred shares and $193.7 million, net of original issue discount, raised from the issuance of our 11.375% senior notes. The outstanding balance of our bank credit facility at the time of the offerings of $110 million was fully repaid, and we completed a $50 million tender offer for a portion of our 5.00% convertible notes. The remaining proceeds from the offerings were used to fund the Niobrara and Bakken acreage acquisitions and other capital expenditures.
We continually review our drilling and capital expenditure plans and may change the amount we spend based on industry and market conditions and the availability of capital. In the first nine months of 2011, our cash outlay for capital expenditures was $242 million, net of additions to oil and gas properties from issuance of common stock for the Bakken and Niobrara acreage acquisitions. Cash expenditures related to the purchase price of Niobrara and Bakken acreage acquisitions totaled approximately $91 million for the nine months ended September 30, 2011.
Our cash capital expenditure budget for 2011 is approximately $283 million, of which $101 million is the cash portion of acreage acquisitions in the Williston Basin, DJ Basin-Niobrara and East Texas and $182 million is for drilling operations of which we estimate approximately 20% will be spent on oil-related activities. We have elected to temporarily suspend execution of our H/B Hz program until natural gas prices or lower completed well costs support more economical drilling, which we expect to occur by mid-year 2013.

We anticipate funding approximately $40 million of cash capital expenditures in the fourth quarter of 2011 with positive operating cash flow, the unused portion of our revolving bank credit facility, proceeds from sales of assets held for sale and the anticipated issuance of senior secured notes in connection with an exchange with the existing holders of the 11.375% Senior Note Holders during the fourth quarter of 2011. See Note I to the notes to the unaudited financial statements included in this report.
We continue to pursue other opportunities for additional liquidity including the potential sale of an overriding royalty interest in certain long-lived producing assets primarily in the Cotton Valley Sands layer in Harrison and Panola counties in East Texas through a Volumetric Production Payment (“VPP”).
The 2012 capital expenditure plan of $131 million (excluding capitalized interest expense) pending closing of liquidity transaction(s) and board approval will fund the Bakken, Niobrara and East Texas development plans. In the Bakken, we are currently running one rig from Paramount Drilling U.S. LLC. We plan to add a second rig in the Bakken during the second quarter of 2012. In the Niobrara, we are participating in a Devon operated well, and continue to evaluate the seismic work. Based on the results of the Devon operated well and the seismic data, we expect to spud our first operated well in the second quarter of 2012 and begin full development in the third quarter of 2012.
In East Texas, we will utilize the seismic work currently being performed to aid in the development in deep and shallow targets, including the Cotton Valley horizontal (“Hz”) targets which are comprised of 18% oil and natural gas liquids. Based on these targets’ liquids contents and the increased availability and lower costs in the service sector, we believe these targets are becoming more economic. Currently all four rigs from Helmerich & Payne are subleased to other operators. We expect to fund the 2012 capital expenditure plan from available cash resulting from our anticipated liquidity transactions and operating cash flow.
In order to protect us against the financial impact of a decline in natural gas prices, we have an active hedging program. As of September 30, 2011, we had natural gas hedges in place of 3.9 Bcf for our remaining estimated natural gas production for 2011 at an average hedge floor price of $6.13 per Mcf. In addition, we have 12.3 Bcf and 4.7 Bcf of natural gas hedged in 2012 and 2013, respectively, at average hedge prices of $6.05 and $5.40 per Mcf. As of September 30, 2011, we have also sold put options that would reduce the average hedge floor price if the monthly natural gas contract settlement price is below $4.17 for 2011, $4.09 for 2012 and $3.75 for 2013. If the monthly natural gas contract settlement is below the average sold put price, we will receive the monthly natural gas contract settlement price plus $1.96 in 2011, $1.96 in 2012, and $1.65 in 2013.

As a result of temporarily suspending the H/B Hz drilling program in July 2011, certain hedged natural gas volumes exceeded estimated future production. In order to reduce the amount of hedged volumes, the Company monetized 84,887 Mcf of 2011 hedges and 4.4 Bcf of 2012 hedges. Net of deferred premiums payable related to these volumes, the Company received $2.7 million in proceeds.

As a result of entering into the Support Agreements and to increase current liquidity, the Company anticipates monetizing its entire natural gas hedge portfolio in the fourth quarter of 2011. As of November 1, 2011, the estimated market value less the deferred hedge premiums was approximately $16.6 million.

For further discussion of our derivative instruments, please also read Note C to the notes to the unaudited financial statements included in this report.
Cash Flow—Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
In the nine months ended September 30, 2011 and 2010, we spent $228.6 million and $131.7 million, respectively, in oil and natural gas acquisitions and development activities and related property and equipment, net of proceeds received from sales. These investments were funded during the nine months ended September 30, 2011 by cash flow from operations, issuance of additional preferred and common stock and issuance of our 11.375% senior notes. Cash flow provided by operating activities in the nine months ended September 30, 2011 was $48.1 million compared to $41.0 million in the nine months ended September 30, 2010.
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
Loans under the Restated Loan Agreement are secured by a first priority mortgage on substantially all of our oil and natural gas properties, a pledge on the Company's ownership of equity interests in its subsidiaries, a guaranty from Endeavor Pipeline, Inc. and any future subsidiaries of the Company and a security interest in certain of our and the guarantors' assets.
As of September 30, 2011, we had $30.4 million drawn on our revolving bank credit facility which currently has a borrowing base of $60.0 million. Our next semi-annual redetermination is scheduled to be completed in the fourth quarter of 2011. The revolving bank credit facility contains various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sale of assets, mergers and consolidations, dividends and distributions, and changes in management and require the maintenance of various financial ratios. On August 2, 2011, we entered into an amendment to our revolving bank credit facility to amend the EBITDA to interest expense ratio as defined in the credit agreement to be greater than or equal to 2.00 to 1.00 for the period between July 1, 2011 and December 31, 2011. Beginning January 1, 2012, the required EBITDA to interest expense ratio will return to be greater than or equal to 2.50 to 1.00. During any period between July 1, 2011 and December 31, 2011 in which the Company's EBITDA to interest expense ratio is below 2.50 to 1.00, the applicable LIBO rate margin and applicable prime rate margin will increase by 1.50%. This amendment also increases the unused facility fee by 0.5% to 1.0% per annum when the Company's EBITDA to interest expense ratio is less than 2.50 to 1.00 (or as otherwise provided in the credit facility).
We were in compliance with all financial and nonfinancial covenants under our revolving bank credit facility at September 30, 2011. For further discussion of our revolving bank credit facility, please also read Note B and Note I to the notes to unaudited financial statements included in this report.
Convertible Notes. We issued $125 million of 5.00% convertible notes due 2013 in February 2008 and $86.25 million of 4.50% convertible senior notes due 2015 (“4.50% convertible notes”) in October 2009. These convertible notes are unsecured. On January 28, 2011, the Company announced the commencement of a tender offer for up to $50 million aggregate principal amount of the outstanding 5.00% convertible notes. The tender offer expired March 11, 2011, and the Company retired $50 million aggregate principal amount of the 5.00% convertible notes. We were in compliance with the terms of the 5.00% convertible notes and the 4.50% convertible notes at September 30, 2011. For further discussion of our convertible notes, please also read Note B to the notes to unaudited financial statements included in this report.
The 5.00% convertible notes mature in February 2013, and bear interest at a rate of 5.00% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning August 1, 2008. As a result of the amortization of the debt discount through non-cash interest expense, the effective interest rate on the 5.00% convertible notes is 8.7% per annum.
The 4.50% convertible notes mature in May 2015, and bear interest at a rate of 4.50% per year, payable semiannually in arrears on November 1 and May 1 of each year, beginning May 1, 2010. As a result of the amortization of the debt discount through non-cash interest expense, the effective interest rate on the 4.50% convertible notes is 9.09% per annum.
Senior Notes. We issued $200 million of 11.375% senior notes in February 2011. We issued $200 million aggregate principal amount of our 11.375% senior notes in February 2011. The 11.375% senior notes mature in February 2019, and bear interest at a rate of 11.375% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning August 15, 2011. As a result of the amortization of the debt discount through non-cash interest expense, the effective interest rate on the 11.375% senior notes is 12.00% per annum.

The 11.375% senior notes indenture contains covenants that, among other things, limit the Company's ability and the ability of certain of its subsidiaries to: (i) incur additional indebtedness; (ii) issue preferred stock; (iii) pay dividends or repurchase or redeem capital stock; (iv) make certain investments; (v) incur liens; (vi) enter into certain types of transactions with its affiliates; (vii) limit dividends or other payments by the Company's restricted subsidiaries to the Company; and (viii) sell assets, or consolidate or merge with or into other companies. These limitations are subject to a number of important exceptions and qualifications.
Upon an Event of Default (as defined in the Indenture), the Trustee or the holders of at least 25% in aggregate principal amount of the 11.375% senior notes then outstanding may declare the entire principal of all the notes to be due and payable immediately.
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
At any time on or prior to February 15, 2015, the Company may, at its option, redeem the 11.375% senior notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date plus a “make-whole” premium. On or after February 15, 2015, the Company may, at its option, redeem some or all of the 11.375% senior notes at any time at specified redemption prices, starting at 108.531% and decreasing annually thereafter, plus accrued and unpaid interest, if any, to the redemption date.
If the Company experiences certain kinds of changes of control, holders of the 11.375% senior notes will be entitled to require us to purchase all or a portion of the 11.375% senior notes at 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase
We were in compliance with the terms of the 11.375% senior notes at September 30, 2011. For further discussion of our 11.375% senior notes, please also read Note B to the notes to unaudited financial statements included in this report.
Working Capital
At September 30, 2011, we had working deficit of $2.5 million. Including availability under our revolving bank credit facility, our working capital as of September 30, 2011 would have been $27.1 million.
Price Risk Management
See Part I, Item 3 – Quantitative and Qualitative Disclosure about Market Risk.
Critical Accounting Policies
Our critical accounting policies are summarized in our 2010 Form 10-K. There have been no changes in those policies.
Contractual Obligations
Our contractual obligations are summarized in our 2010 Form 10-K.

During the nine months ended September 30, 2011, we entered into four new contractual agreements. We entered into a 62-month lease for office space in Denver, Colorado for a total obligation of approximately $0.5 million, as well as a 58-month lease for office space in Oklahoma City, Oklahoma for a total obligation of approximately $1.4 million. In addition, we entered into a 36-month lease commitment for a Company aircraft for a total obligation of $0.9 million. In July 2011, we also entered into a one-year rig lease agreement for $24,500 per day from for a total obligation of approximately $9.0 million.
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
Commodity Price Risk
We are subject to price fluctuations for natural gas and crude oil. Prices received for natural gas and crude oil sold on the spot market are volatile due to factors beyond our control. Decreases in crude oil and natural gas prices could have a material adverse effect on our financial position, results of operations, capital expenditures and quantities of reserves recoverable on an economic basis. Any reduction in reserves, including reductions due to lower prices, can reduce our borrowing base under our revolving bank credit facility and adversely affect our liquidity and our ability to obtain capital for our acquisition and development activities.
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

The following table summarizes the outstanding crude oil and natural gas derivative contracts we had in place as of September 30, 2011:

Effective Date	Maturity Date	Notional Amount Per Month	Remaining Notional Amount as of September 30, 2011	Additional Put Options	Floor	Ceiling	Designation under ASC 815
Natural Gas (MMBtu):
10/1/2011	12/31/2012	155,720	2,335,800			$7.00	Cash flow hedge
10/1/2011	12/31/2011	188,783	566,349			$8.00	Cash flow hedge
11/1/2011	3/31/2012	180,000	900,000			$6.25	Cash flow hedge
10/1/2011	10/31/2011	200,000	200,000	$5.00	$6.50	$8.30	Cash flow hedge
10/1/2011	10/31/2011	122,286	122,286	$4.00	$4.50	$5.40	Cash flow hedge
11/1/2011	1/31/2012	119,898	359,694	$5.50	$7.00		Cash flow hedge
10/1/2011	12/31/2012	857,694	12,865,416	$4.00	$6.00		Cash flow hedge
11/1/2011	3/31/2012	153,580	767,902		$4.50		Cash flow hedge
11/1/2011	3/31/2012	115,657	578,283	$4.00			Cash flow hedge
1/1/2013	12/31/2013	91,250	1,095,000	$3.75	$5.25	$6.25	Cash flow hedge
1/1/2013	12/31/2013	304,167	3,650,000		$5.45	$5.45	Cash flow hedge
10/1/2011	12/31/2012	199,388	2,990,826	$4.50			Cash flow hedge
10/1/2011	12/31/2011	186,747	2,801,207		$6.25		Cash flow hedge
Crude Oil (Bbls):
10/1/2011	12/31/2011	3,067	9,200			$100.00	Not designated
1/1/2012	12/31/2013	1,523	36,550			$120.00	Not designated
All of the above natural gas contracts are settled against NYMEX and all oil contracts are settled against NYMEX Light Sweet Crude. The NYMEX and NYMEX Light Sweet Crude have historically had a high degree of correlation with actual prices received by the Company.
The fair value of our natural gas and oil derivative contracts in effect at September 30, 2011 was $27.8 million, of which $21.6 million is classified as a current asset and $6.2 million is classified as a long-term asset.
Based on the monthly notional amount for natural gas in effect at September 30, 2011, a hypothetical $0.10 increase in natural gas prices would have decreased the fair value from our natural gas swaps and options by $3.5 million, and a $0.10 decrease in natural gas prices would have increased the fair value from our natural gas swaps and option by $3.3 million. Based on the monthly notional amount for crude oil in effect at September 30, 2011, a hypothetical $1.00 increase or decrease in oil prices would have no material impact on the fair value for our crude oil derivative contract.
Interest Rate Risk
As of September 30, 2011, we had $30.4 million outstanding under our revolving bank credit facility. The revolving bank credit facility matures on January 1, 2013 but can be extended automatically to December 31, 2013 under certain circumstances and is governed by a borrowing base calculation that is redetermined periodically. We have the option to elect interest at either (a) a base rate tied to the greatest of (i) the prime rate as published in The Wall Street Journal plus a margin ranging from 1% to 2% based on the amount of the loan outstanding in relation to the borrowing base, (ii) the federal funds rate plus a margin ranging from 2.50% to 4.00% based on the amount of the loan outstanding in relation to the borrowing base, or (iii) the one-month LIBO rate plus a margin ranging from 2.00% to 3.50% based on the amount of the loan outstanding in relation to the borrowing base (payable monthly), or (b) the LIBO rate plus a margin ranging from 2.00% to 3.50% based on the amount of the loan outstanding in relation to the borrowing base for a period of one, two or three months (payable at the end of such period). As a result, our interest costs fluctuate based on short-term interest rates relating to our revolving bank credit facility if a balance is outstanding. We did not hold any interest rate derivatives during the nine months ended 2011 and 2010.
Our $86.25 million of 4.50% convertible notes and $72.75 million of 5.00% convertible notes have fixed interest rates of 4.50% and 5.00%, respectively. Our $200 million of 11.375% senior notes, have a fixed interest rate of 11.375%.

ITEM 4.	Controls and Procedures
Evaluation of disclosure controls and procedures as of September 30, 2011. As of the end of the period covered by this quarterly report, we have evaluated, under the supervision and with the participation of senior management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide us with reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, as of the end of the period covered by this report, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective.
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
On August 5, 2011, an individual filed a shareholders' derivative action in the United States District Court for the Western District of Oklahoma, for the Company's benefit, as nominal defendant, against the Company's Chief Executive Officer, President, Chief Financial Officer, and members of the Company's board of directors. The complaint alleges breaches of fiduciary duty, waste of corporate assets, and unjust enrichment on the part of each of the named defendants and is premised on substantially the same facts alleged in the above-described securities lawsuit. The complaint seeks unspecified amounts of compensatory damages, implementation of certain corporate governance changes, and disgorgement of compensation and trading profits from the individual defendants, as well as interest and costs, including legal fees from the defendants. The Company is a nominal defendant, and the complaint does not seek any damages against the Company; however, the Company may have indemnification obligations to one or more of the defendants under the Company organizational documents. On October 17, 2011, the individual defendants and the Company as nominal defendant filed motions to dismiss the complaint for failure to make demand, or in the alternative, to stay the derivative action pending the outcome of the securities lawsuit. Plaintiff's response to the motion is currently due November 7, 2011.
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

Except as set forth below, there have been no material changes in the risk factors applicable to us from those disclosed in our 2010 Form 10-K and subsequent reports on Form 10-Q.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We did not issue any unregistered securities during the three months ended September 30, 2011.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Removed and Reserved

ITEM 5.	Other Information.
None.

ITEM 6.	Exhibits
See Exhibit Index, which is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GMX RESOURCES INC.

Date:	November 7, 2011	/s/ James A. Merrill
James A. Merrill
Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1(a)	Amended and Restated Certificate of Incorporation of GMX Resources Inc.	SB-2	333-49328	3.1	11/6/2000
3.1(b)	Amended Certificate of Incorporation of GMX Resources Inc.	8-K	001-32977	3.1	5/25/2010
3.2	Amended and Restated Bylaws of GMX Resources Inc	8-K	001-32977	3.2	11/4/2008
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of GMX Resources Inc.	8-K	000-32325	3.1	5/18/2005
3.4	Certificate of Designation of 9.25% Series B Cumulative Preferred Stock	8-A12B	001-32977	4.1	8/8/2006
4.1(a)	Rights Agreement dated May 17, 2005 by and between GMX Resources Inc. and UMB Bank, N.A., as Rights Agent	8-K	000-32325	4.1	5/18/2005
4.1(b)	Amendment No. 1 to Rights Agreement dated February 1, 2008	8-A/A	001-32977	4.1	2/21/2008
4.1(c)	Amendment No. 2 to Rights Agreement dated October 30, 2008	8-A/A	001-32977	1	11/17/2008
4.2	Indenture dated February 15, 2008, between GMX Resources Inc. and The Bank of New York Trust Company, N.A., as trustee	8-K	001-32977	4.1	2/15/2008
4.3	Indenture dated October 28, 2009, between GMX Resources Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-32977	4.1	10/28/2009
4.4	Supplemental Indenture dated October 28, 2009, between GMX Resources Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-32977	4.2	10/28/2009
4.5	Indenture dated February 9, 2011, between GMX Resources Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-32977	4.1	2/9/2011
4.6	Registration Rights Agreement dated February 11, 2008, between GMX Resources Inc. and Jefferies Funding LLC	8-K	001-32977	10.4	2/15/2008
4.7	Registration Rights Agreement dated February 9, 2011, between GMX Resources Inc., the Guarantors named therein, and Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. Incorporated, as representatives of the Initial Purchasers	8-K	001-32977	4.3	2/9/2011
4.8	Registration Rights Agreement dated February 28, 2011 between GMX Resources Inc. and Retamco Operating, Inc.	8-K	001-32977	10.1	3/2/2011
10.1	Third Amendment to Restated Loan Agreement, dated as of August 2, 2011, among GMX Resources Inc., Capital One, National Association, as administrative agent, arranger and bookrunner, for the Lenders (and individually as a lender), and BNP Paribas, as syndication agent (and individually as a lender).	8-K	001-32977	10.1	8/4/2011

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer		001-32977			*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer		001-32977			*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350		001-32977			*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350		001-32977			*
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase					*
101.LAB	XBRL Taxonomy Extension Label Linkbase					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					*