Form 10-Q
period 2012-03-31
GMX RESOURCES INC
filed 2012-05-10
CIK 1127342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of May 9, 2012 was 73,233,096, which included 2,364,375 shares under a share loan which will be returned to the registrant upon conversion of certain outstanding convertible notes.

GMX Resources Inc.
Form 10-Q
For the Quarter Ended March 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
GMX Resources Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands, except share data)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,079	$102,493
Restricted cash	4,325	4,325
Short-term investments	2,000	—
Accounts receivable – interest owners	7,904	8,607
Accounts receivable – oil and natural gas revenues, net	5,695	7,082
Derivative instruments	778	—
Inventories	326	326
Prepaid expenses and deposits	2,211	2,655
Assets held for sale	1,910	2,045
Total current assets	96,228	127,533
OIL AND NATURAL GAS PROPERTIES, BASED ON THE FULL COST METHOD
Properties being amortized	1,085,361	1,062,801
Properties not subject to amortization	153,085	147,224
Less accumulated depreciation, depletion, and impairment	(906,232)	(871,346)
	332,214	338,679
PROPERTY AND EQUIPMENT, AT COST, NET	64,464	65,858
DERIVATIVE INSTRUMENTS	500	—
OTHER ASSETS	8,983	10,131
TOTAL ASSETS	$502,389	$542,201
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,919	$13,550
Accrued expenses	14,485	17,835
Accrued interest	12,557	3,256
Revenue distributions payable	5,411	5,980
Current maturities of long-term debt	58,151	26
Total current liabilities	103,523	40,647
LONG-TERM DEBT, LESS CURRENT MATURITIES	356,958	426,805
DEFERRED PREMIUMS ON DERIVATIVE INSTRUMENTS	312	—
OTHER LIABILITIES	7,684	7,476
EQUITY:
Preferred stock, par value $.001 per share, 10,000,000 shares authorized:
Series A Junior Participating Preferred Stock, 25,000 shares authorized, none issued and outstanding	—	—
9.25% Series B Cumulative Preferred Stock, 6,000,000 shares authorized, 3,176,734 shares issued and outstanding as of March 31, 2012 and December 31, 2011 (aggregate liquidation preference $79,418 as of March 31, 2012 and December 31, 2011)	3	3
Common stock, par value $.001 per share – 100,000,000 shares authorized, 69,272,437 shares issued and outstanding as of March 31, 2012 and 63,085,432 shares issued and outstanding as of December 31, 2011	69	63
Additional paid-in capital	702,041	690,986
Accumulated deficit	(689,942)	(649,341)
Accumulated other comprehensive income, net of taxes	10,517	14,029
Total GMX Resources’ equity	22,688	55,740
Noncontrolling interest	11,224	11,533
Total equity	33,912	67,273
TOTAL LIABILITIES AND EQUITY	$502,389	$542,201
See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries
Consolidated Statements of Operations
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
OIL AND GAS SALES, net of gain from ineffectiveness of derivatives of $0 and $408, respectively	$17,401	$29,376
EXPENSES:
Lease operations	3,108	2,898
Production and severance taxes	(237)	383
Depreciation, depletion, and amortization	7,465	12,789
Impairment of oil and natural gas properties and assets held for sale	28,999	48,320
General and administrative	6,995	7,077
Total expenses	46,330	71,467
Loss from operations	(28,929)	(42,091)
NON-OPERATING INCOME (EXPENSES):
Interest expense	(10,702)	(8,022)
Gain (loss) on conversion/extinguishment of debt	2,781	(108)
Interest and other income	72	269
Unrealized gain (loss) on derivatives	790	(444)
Total non-operating expense	(7,059)	(8,305)
Loss before income taxes	(35,988)	(50,396)
INCOME TAX PROVISION	(1,887)	(1,432)
NET LOSS	(37,875)	(51,828)
Net income attributable to noncontrolling interest	889	1,412
NET LOSS APPLICABLE TO GMX RESOURCES	(38,764)	(53,240)
Preferred stock dividends	1,837	1,210
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(40,601)	$(54,450)
LOSS PER SHARE – Basic	$(0.66)	$(1.29)
LOSS PER SHARE – Diluted	$(0.66)	$(1.29)
WEIGHTED AVERAGE COMMON SHARES – Basic	61,672,720	42,150,589
WEIGHTED AVERAGE COMMON SHARES – Diluted	61,672,720	42,150,589
See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net loss	$(37,875)	$(51,828)
Other comprehensive loss, net of income tax:
Change in fair value of derivative instruments, net of income tax of $0 and $80, respectively	—	156
Reclassification of gain on settled contracts, net of income taxes of ($1,809) and ($1,511), respectively	(3,512)	(2,934)
Comprehensive loss	(41,387)	(54,606)
Comprehensive income attributable to the noncontrolling interest	889	1,412
Comprehensive loss attributable to GMX shareholders	$(42,276)	$(56,018)
See accompanying notes to consolidated financial statements.

GMX Resources Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS DUE TO OPERATING ACTIVITIES
Net loss	$(37,875)	$(51,828)
Depreciation, depletion, and amortization	7,465	12,789
Impairment of oil and natural gas properties and assets held for sale	28,999	48,320
Deferred income taxes	1,887	1,431
Non-cash compensation expense	832	1,159
(Gain) loss on conversion/extinguishment of debt	(2,781)	108
Non-cash interest expense	2,115	2,403
Non-cash change in fair value of derivative financial instruments	(790)	37
Non-cash derivative gain in oil and gas sales	(5,321)	—
Other	(28)	—
Decrease (increase) in:
Accounts receivable	2,090	1,613
Inventory and prepaid expenses	770	(322)
Increase (decrease) in:
Accounts payable and accrued liabilities	2,037	(155)
Revenue distributions payable	(574)	992
Net cash (used in) provided by operating activities	(1,174)	16,547
CASH FLOWS DUE TO INVESTING ACTIVITIES
Purchase, exploration and development of oil and natural gas properties	(24,924)	(85,872)
Proceeds from sale of oil and natural gas properties, property, equipment and assets held for sale	140	2,079
Purchase of short term investments	(2,000)	—
Purchase of property and equipment	(322)	(935)
Net cash used in investing activities	(27,106)	(84,728)
CASH FLOWS DUE TO FINANCING ACTIVITIES
Borrowings on revolving bank credit facility	—	18,000
Repayments of long-term debt	(13)	(160,022)
Proceeds from issuance of long-term debt	—	193,666
Proceeds from sale of common stock	—	105,324
Proceeds from sale of preferred stock	—	6,915
Dividends paid on Series B preferred stock	(1,837)	(1,210)
Fees paid related to financing activities	(86)	(15,890)
Contributions from non-controlling interest member	—	60
Distributions to non-controlling interest member	(1,198)	(3,378)
Net cash (used in) provided by financing activities	(3,134)	143,465
NET (DECREASE) INCREASE IN CASH	(31,414)	75,284
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	102,493	2,357
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,079	$77,641
SUPPLEMENTAL CASH FLOW DISCLOSURE
CASH PAID DURING THE PERIOD FOR:
INTEREST, Net of amounts capitalized	$1,368	$4,318
INCOME TAXES, Paid	$—	$1
NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt extinguished with common stock	$13,378	$—
Additions to oil and natural gas properties in exchange for common stock	$—	$13,614
Decrease in accounts payable for property additions	$3,120	$10,624
See accompanying notes to consolidated financial statements.

GMX Resources Inc.
Condensed Notes To Interim Financial Statements
Three months ended March 31, 2012 and 2011
(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Business
GMX Resources Inc. and its subsidiaries (collectively, “GMX” the “Company”, “we,” “us” and “our”) is an independent oil and natural gas exploration and production company with a portfolio of leasehold acreage in multiple resource plays that allows the Company flexibility to deploy capital based on a variety of economic and technical factors, including commodity prices (including differentials applicable to the basin), well costs, service availability, and take-away capacity.
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
In late 2010, we made a strategic decision to expand our asset base and development activities into other basins in order to diversify our significant concentration in natural gas to a multiple basin and commodity strategy with more liquid hydrocarbon opportunities. In the first half of 2011, we acquired core positions in over 75,000 undeveloped net acres in two of the leading oil resource plays in the U.S.: the Williston Basin of North Dakota/Montana, targeting the Bakken/ Three Forks Formation; and in the oil window of the Denver Julesburg Basin (the “DJ Basin”) of Wyoming, targeting the emerging Niobrara Formation. We believe the flexibility with the acquisition of the liquids-rich (estimated 90% oil) Bakken and Niobrara acreage will enable us to generate higher cash flow growth to fund our capital expenditure program. The Company is leveraging our expertise in H/B Shale horizontal drilling to successfully develop these newly acquired oil resource plays.
We have three subsidiaries: Diamond Blue Drilling Co. (“Diamond Blue”), which sold its assets in 2011 and is not active, Endeavor Pipeline Inc. (“Endeavor Pipeline”), which operates our water supply and salt water disposal systems in our East Texas development area, and Endeavor Gathering, LLC (“Endeavor Gathering”), which owns the natural gas gathering system and related equipment operated by Endeavor Pipeline. Kinder Morgan Endeavor LLC (“KME”) owns a 40% membership interest in Endeavor Gathering.
Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto of GMX have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in GMX’s 2011 Annual Report on Form 10-K (“2011 Form 10-K”).
In the opinion of GMX’s management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the unaudited consolidated balance sheet of GMX as of March 31, 2012, and the results of its operations and cash flows for the three months ended March 31, 2012 and 2011.
Earnings Per Share
Basic earnings (loss) per common share is computed by dividing the net income (loss) applicable to common stock by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is calculated in the same manner, but also considers the impact to net income (loss) and common shares for the potential dilution from our convertible notes, outstanding stock options and non-vested restricted stock awards. Because the Company was in a loss position for the three months ended March 31, 2012 and 2011, the instruments mentioned above would decrease diluted loss per share, which would result in antidilutive instruments. Therefore, there were no dilutive shares for the three months ended March 31, 2012 and 2011.
Oil and Natural Gas Properties
The Company follows the full cost method of accounting for its oil and natural gas properties and activities. Accordingly, the Company capitalizes all costs incurred in connection with the acquisition, exploration and development of oil and natural gas properties. The Company capitalizes internal costs that can be directly identified with exploration and development activities, but does not include any costs related to production, general corporate overhead, or similar activities. Capitalized costs include geological and geophysical work, 3D seismic, delay rentals, drilling and completing and equipping oil and gas wells, including salaries and benefits and other internal costs directly attributable to these activities. Also included in oil and natural gas properties are tubular and other lease and well equipment of $3.7 million as of March 31, 2012 and $3.8 million as of December 31, 2011, respectively, that have not been placed in service but for which we plan to utilize in our on-going exploration and development activities.
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
The primary factors impacting the full cost method ceiling test are expenditures added to the full cost pool, reserve levels, value of cash flow hedges and natural gas and oil prices, and their associated impact on the present value of estimated future net revenues. Revisions to estimates of natural gas and oil reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value is generally written off as an expense. Natural gas represents 70% of the Company’s total production for the three months ended March 31, 2012, and as a result, a decrease in natural gas prices can significantly impact the Company’s ceiling test. During the first three months of 2012, the 12-month average of the first day of the month natural gas price decreased 9% from $4.12 per MMbtu at December 31, 2011 to $3.73 per MMbtu at March 31, 2012. As a result of the Company’s quarterly ceiling test, the Company recorded impairment expense related to oil and gas properties of $28.9 million for the three months ended March 31, 2012.
Assets held for sale are carried on the balance sheet at their carrying value or fair value less cost to sell, whichever is less. Subsequent increases in fair value less cost to sell will be recognized as a gain, but not in excess of the cumulative loss previously recognized. For the three months ended March 31, 2012 and 2011, we recognized an impairment loss of $0.1 million and $0.2 million, respectively, related to the assets held for sale. In April 2012, the Company sold a compressor included in assets held for sale as of March 31, 2012, for $1.5 million and no gain or loss was recognized on that sale.
Recent Accounting Standards
In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The issuance of ASU 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in shareholders' equity and requiring that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRS. This amendment of the FASB Accounting Standards Codification is to ensure that fair value has the same meaning in U.S. GAAP and IFRS and that their respective fair value measurement and disclosure requirements are the same. This guidance is effective during the interim and annual periods beginning after December 15, 2011. The adoption of the guidance did not have any material effect on the Company’s financial statements.

NOTE B – LONG-TERM DEBT
The table below presents the carrying amounts and approximate fair values of our debt obligations. The approximate fair values of our convertible and other debt securities are determined based on market quotes from independent third party brokers as they are actively traded in an established market.

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
5.00% Convertible Senior Notes due February 2013	$58,125	$43,342	$70,757	$46,560
4.50% Convertible Senior Notes due May 2015	78,037	41,400	77,457	41,400
11.375% Senior Notes due February 2019	1,913	1,290	1,912	1,300
Senior Secured Notes due December 2017	275,752	240,954	275,411	283,475
Joint venture financing(1)	1,282	1,282	1,294	1,294
Total	$415,109	$328,268	$426,831	$374,029
 __________________

(1)	Non-recourse, no interest rate
5.00% Convertible Senior Notes
As of March 31, 2012 and December 31, 2011, the net carrying amount of our 5.00% Convertible Senior Notes (the "5.00% Convertible Notes") was as follows (amounts in thousands):

	March 31, 2012	December 31, 2011
Principal amount	$59,372	$72,750
Less: Unamortized debt discount	(1,247)	(1,993)
Carrying amount	$58,125	$70,757
The 5.00% Convertible Notes bear interest at a rate of 5.00% per year, payable semi-annually in arrears on February 1 and August 1 of each year, beginning August 1, 2008. As a result of the amortization of the debt discount through non-cash interest expense, the effective interest rate on the 5.00% Convertible Notes is 5.36% per annum. The amount of the cash interest expense recognized with respect to the 5.00% contractual interest coupon for the three months ended March 31, 2012 was $0.9 million and $1.4 million for the three months ended March 31, 2011. The amount of non-cash interest expense related to the amortization of the debt discount and amortization of the transaction costs for the three months ended March 31, 2012 was $0.6 million and $0.8 million for the three months ended March 31, 2011.
As of March 31, 2012, the unamortized discount is expected to be amortized into earnings over 0.8 years. The carrying value of the equity component of the 5.00% Convertible Notes was $3.9 million as of March 31, 2012. As of December 31, 2011 and March 31, 2012, unamortized debt issue costs were approximately $0.6 million and $0.4 million, respectively, with all costs included in other assets.
As of March 31, 2012, the balance of the 5.00% Convertible Notes was classified as a current liability due to the maturity date of February 1, 2013. During March 2012, we entered into three separate exchange agreements with various holders of our 5.00% Convertible Notes. Pursuant to these agreements, as consideration for the surrender by the holders of $13,378,000 aggregate principal amount of the 5.00% Convertible Notes, we issued to the holders an aggregate of 6,187,005 shares of our common stock. As a result, the Company has recorded a net gain of approximately $2.8 million, including a loss of approximately $9.5 million for the early conversion offer and a gain of approximately $12.3 million for the derecognition of such 5.00% Convertible Notes. See Note I, "Subsequent Events," for an additional exchange. We continue to evaluate additional opportunities to exchange our equity securities for our 5.00% Convertible Notes and other refinancing and repayment options allowed under the Senior Secured Notes and expect to address the 2013 maturity of these notes during 2012.

4.50% Convertible Senior Notes
As of March 31, 2012 and December 31, 2011, the net carrying amount of our 4.50% Convertible Senior Notes due 2015 (the "4.50% Convertible Notes") was as follows (amounts in thousands):

	March 31, 2012	December 31, 2011
Principal amount	$86,250	$86,250
Less: Unamortized debt discount	(8,213)	(8,793)
Carrying amount	$78,037	$77,457
The 4.50% Convertible Notes bear interest at a rate of 4.50% per year, payable semiannually in arrears on November 1 and May 1 of each year, beginning May 1, 2010. As a result of the amortization of the debt discount through non-cash interest expense, the effective interest rate on the 4.50% Convertible Notes is 9.09% per annum. The amount of the cash interest expense recognized with respect to the 4.50% contractual interest coupon for the three months ended March 31, 2012 was $1.0 million and $1.0 million for the three months ended March 31, 2011. The amount of non-cash interest expense related to the amortization of the debt discount and transaction costs for the three months ended March 31, 2012 was $0.7 million and $0.7 million for the three months ended March 31, 2011. As of March 31, 2012, the unamortized discount is expected to be amortized into earnings over 3.1 years. The carrying value of the equity component of the 4.50% Convertible Notes was $8.4 million as of March 31, 2012.

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
In December 2011, the Company entered into an exchange transaction related to the new Senior Secured Notes mentioned below. Approximately $198 million of the 11.375% Senior Notes were exchanged to new Senior Secured Notes. As of March 31, 2012 and December 31, 2011, the net carrying amount of the 11.375% Senior Notes was as follows (amounts in thousands):

	March 31, 2012	December 31, 2011
Principal amount	$1,970	$1,970
Less: Unamortized debt discount	(57)	(58)
Carrying amount	$1,913	$1,912
The 11.375% senior notes bear interest at a rate of 11.375% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning August 15, 2011. As a result of the amortization of the debt discount through non-cash interest expense, the effective interest rate on the 11.375% senior notes is 12.00% per annum. The amount of the cash interest expense recognized with respect to the 11.375% contractual interest coupon for the three months ended March 31, 2012 was $0.1 million and $3.3 million for the three months ended March 31, 2011. The amount of non-cash interest expense for the three months ended March 31, 2012 and 2011 related to the amortization of the debt discount and transaction costs was $3.8 thousand and $0.2 million, respectively. As of March 31, 2012, the unamortized discount is expected to be amortized into earnings over 6.9 years.
Material covenants were removed as part of the exchange offer and issuance of the Senior Secured Notes during December 2011.

Senior Secured Notes
On December 19, 2011, the Company executed an indenture (the “Senior Secured Notes Indenture”), among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee. The Company issued $283,475,000 aggregate principal amount of Senior Secured Notes due 2017 (the “Senior Secured Notes”) pursuant to the Senior Secured Notes Indenture. The Senior Secured Notes are fully and unconditionally guaranteed (the “Guarantees”), jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries (the “Guarantors”). All of the Company’s existing subsidiaries other than Endeavor Gathering, LLC are domestic restricted subsidiaries and Guarantors. As of March 31, 2012 and December 31, 2011, the net carrying amount of the Senior Secured Notes was as follows (amounts in thousands):

	March 31, 2012	December 31, 2011
Principal amount	$283,475	$283,475
Less: Unamortized debt discount	(7,723)	(8,064)
Carrying amount	$275,752	$275,411

The Senior Secured Notes bear interest at a rate of 11.00% per year, payable semiannually on June 1 and December 1 of each year, beginning June 1, 2012. The Indenture for the Senior Secured Notes provide the Company with a PIK option that allows for a 9% cash interest payment along with additional Senior Secured Notes of 4% resulting in an annual interest rate of 13%. As a result of the amortization of the debt discount through non-cash interest expense, the effective interest rate on the Senior Secured Notes is 11.68% per annum if the cash only option is elected. If the PIK option is elected, the effective interest rate on the Senior Secured Notes is 13.52% per annum. The amount of non-cash interest expense for the three months ended March 31, 2012 related to the amortization of the debt discount and transaction costs was $0.6 million. As of March 31, 2012, the unamortized discount is expected to be amortized into earnings over 5.7 years.

NOTE C – DERIVATIVE ACTIVITIES
The Company is subject to price fluctuations for natural gas and crude oil. Prices received for natural gas and crude oil sold on the spot market are volatile due to factors beyond the Company’s control. Reductions in crude oil and natural gas prices could have a material adverse effect on the Company’s financial position, results of operations, capital expenditures and quantities of reserves recoverable on an economic basis. Any reduction in reserves, including reductions due to lower prices, can affect the Company’s liquidity and ability to obtain capital for acquisition and development activities.
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
In the first quarter 2012, the Company entered into fixed price natural gas swaps for approximately 65% of the post-processing dry natural gas beginning April 2012 through December 2013. For the last nine months of 2012, the Company swapped 4.03 BCF at $2.60 and for fiscal year 2013 the Company swapped 4.24 BCF at $3.50. In connection with these swaps, the Company also entered into a basis swap in which we locked in a natural gas price differential between the NYMEX and the Houston Ship Channel at a price of $0.08. The combination of these trades effectively locks in a sales price to the Company of $2.52 for 4.03 BCF during the last nine months of 2012, and $3.42 for 4.24 BCF during fiscal year 2013.
In the first quarter 2012, the Company entered into fixed price crude oil swaps beginning April 2012 through December 2013. For the last nine months of 2012, the Company swapped 38,565 barrels of oil at $106.40 and for fiscal year 2013, the Company swapped 42,581 barrels of oil at $106.40. For the fiscal year 2014, the Company entered into a costless three-way collar for 35,528 barrels of oil with a ceiling price of $114.10, a floor price of $100 and a sold put at a price of $80. In addition to the fixed price crude oil swaps and costless three-way collar, we bought $100-$90 put spreads for 19,421 barrels of oil for the last six months of 2012, $100 puts for 26,654 barrels of oil in fiscal year 2013, and $95-$75 put spreads for 19,893 barrels of oil in fiscal year 2014.
As a result of hedging transactions entered into in the first quarter, the Company recorded a net derivative asset. This net derivative asset is being accounted for at fair value with the changes in fair value recorded to the consolidated statement of operations.
The following is a summary of the asset and liability fair values of our derivative contracts:

		Asset Fair Value		Liability Fair Value		Net Derivative Fair Value
	Balance Sheet Location	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
		(in thousands)		(in thousands)		(in thousands)
Derivatives not designated as Hedging Instruments under ASC 815
Natural gas	Current derivative asset	$662	$—	$67	$—	$595	$—
Crude oil	Current derivative asset	225	—	42	—	183	—
Natural gas	Other liabilities – non-current	—	—	81	—	(81)	—
Crude oil	Derivative instruments – non-current asset	1,047	—	547	—	500	—
		$1,934	$—	$737	$—	$1,197	$—
The following table summarizes the outstanding natural gas and crude oil derivative contracts the Company had in place as of March 31, 2012:

Effective Date	Maturity Date	Notional Amount Per Month	Remaining Notional Amount as of March 31, 2012	Additional Put Options	Floor	Ceiling	Designation under ASC 815
Natural Gas (MMBtu):
4/1/2012	12/31/2012	447,919	4,031,268		$2.60	$2.60	Not designated
1/1/2013	12/31/2013	353,555	4,242,662		$3.50	$3.50	Not designated
Crude Oil (Bbls):
4/1/2012	12/31/2013	3,864	81,146		$106.40	$106.40	Not designated
7/1/2012	12/31/2012	3,237	19,421	$90.00	$100.00		Not designated
1/1/2013	12/31/2013	2,221	26,654		$100.00		Not designated
1/1/2014	12/31/2014	2,961	35,528	$80.00	$100.00	$114.10	Not designated
1/1/2014	12/31/2014	1,658	19,893	$75.00	$95.00		Not designated
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
In December 2011, the Company settled its entire hedge portfolio. Under ASC 815-30-40, the Company is required to recognize the balance of the cumulative gain, recorded in accumulated other comprehensive income in the previous periods, over the life of the remaining contractual life of the original hedged transaction. For the three months ended March 31, 2012, the Company recognized $5.3 million of the cumulative gain in oil and gas sales on the consolidated statement of operations. As of March 31, 2012, the balance of the Company's cumulative gain, net of taxes, recorded in accumulated other comprehensive income was $10.5 million, of which $7.5 million will be recognized into earnings through December 31, 2012, with the remainder recognized in 2013.
There were no oil or gas derivatives classified as hedges for the three months ended March 31, 2012. A summary of the effect of the natural gas derivatives qualifying for hedges as of March 31, 2011 is as follows:

	Location of Amounts	Natural Gas Derivatives Qualifying as Hedges

Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	OCI	236
Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Oil and Gas Sales	4,445
Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Oil and Gas Sales	408
For derivative instruments that do not qualify as hedges pursuant to ASC 815, changes in the fair value of these derivatives that occur prior to their maturity (i.e., temporary fluctuations in value) are recognized in current earnings. A summary of the effect of the derivatives not qualifying for hedges is as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
		2012	2011
		(in thousands)
Realized
Crude oil	Oil and gas sales	$—	$—
Unrealized
Natural gas	Unrealized gain or (loss)on derivatives	276	—
Crude oil	Unrealized gain or (loss)on derivatives	514	(444)
		$790	$(444)
The valuation of our derivative instruments are based on industry standard models that primarily rely on market observable inputs. Substantially all of the assumptions for industry standard models are observable in active markets throughout the full term of the instrument. The Company categorizes these measurements as Level 2. The following table sets forth by level within the fair value hierarchy our derivative instruments, which are our only financial assets and liabilities that were accounted for at fair value on a recurring basis, as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012			As of December 31, 2011
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets:
Natural gas derivative instruments	$—	$514	$—	$—	$—	$—
Crude oil derivative instruments	$—	$683	$—	$—	$—	$—

NOTE D – STOCK COMPENSATION PLANS
We recognized $0.9 million and $1.2 million of stock compensation expense for the three months ended March 31, 2012 and 2011, respectively. These non-cash expenses are reflected as a component of the Company’s general and administrative expense. To the extent recognized compensation costs relates to employees directly involved in exploration and development activities, such amounts are capitalized to oil and natural gas properties. Stock based compensation capitalized as part of oil and natural gas properties was $0.1 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.
Restricted Stock
A summary of the status of our unvested shares of restricted stock and the changes for the year ended December 31, 2011 and the three months ended March 31, 2012 is presented below:

	Number of unvested restricted shares	Weighted average grant- date fair value per share
Unvested shares as of December 31, 2010	691,996	$13.47
Granted	807,848	$4.79
Vested	(245,924)	$16.46
Forfeited	(5,521)	$19.42
Unvested shares as of December 31, 2011	1,248,399	$7.24
Forfeited	(1,824)	$18.48
Unvested shares as of March 31, 2012	1,246,575	$7.23
As of March 31, 2012, there was $6.2 million of unrecognized compensation expense related to non-vested restricted stock grants. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.39 years.

NOTE E – CAPITAL STOCK
Share Lending Arrangement
In February 2008, in connection with the offer and sale of the 5.00% Convertible Notes, we entered into a share lending agreement (the “Share Lending Agreement”). Under this agreement, we loaned to the share borrower up to the maximum number of shares of our common stock underlying the 5.00% Convertible Notes. As of March 31, 2012 there were 2,364,375 shares of our outstanding common stock subject to loans to the share borrower under the Share Lending Agreement.
Sale/Issuance of Common and Preferred Stock
During the three months ended March 31, 2012, the Company converted $13.4 million aggregate principal amount of its 5.00% Convertible Notes to 6,187,005 shares of common stock. See Note B, Long-Term Debt.

NOTE F – INCOME TAXES
We recorded tax provisions of $1.9 million and 1.4 million for the three months ended March 31, 2012 and 2011, respectively, due to changes in the valuation allowance on deferred tax assets.  The valuation allowance was adjusted due to increases or decreases in offsetting deferred tax liabilities, primarily as a result of unrealized gains or losses on derivative instruments that qualify for hedge accounting. In determining the carrying value of a deferred tax asset, accounting standards provide for the weighing of evidence in estimating whether and how much of a deferred tax asset may be recoverable. As the Company has incurred net operating losses in prior years, relevant accounting guidance suggests that cumulative losses in recent years constitute significant negative evidence, and that future expectations about income are insufficient to overcome a history of such losses. In 2008, the Company reduced the carrying value of its net deferred tax asset to zero and maintained that position as of March 31, 2012 and December 31, 2011.  The valuation allowance has no impact on our net operating loss (“NOL”) position for tax purposes, and if the Company generates taxable income in future periods, the Company will be able to use its NOLs to offset taxes due at that time. The Company will continue to assess the valuation allowance against deferred tax assets considering all available evidence obtained in future reporting periods.

NOTE G – COMMITMENTS AND CONTINGENCIES
Litigation

A putative class action lawsuit was filed by the Northumberland County Retirement System and Oklahoma Law Enforcement Retirement System in the District Court in Oklahoma County, Oklahoma, purportedly on March 10, 2011, against the Company and certain of its officers along with certain underwriters of the Company's July 2008, May 2009 and October 2009 public offerings. Discovery requests and summons were filed and issued in late April 2011. The complaint alleges that the registration statement and the prospectus for contained material misstatements and omissions and seeks damages under Sections 11, 12 and 15 of the Securities Act of 1933 of an unspecified equitable relief. Defendants removed the case to federal court on May 12, 2011 and filed motions to dismiss on June 20, 2011. Plaintiffs filed a motion to remand the case to state court on June 10, 2011, and Defendants filed an opposition to that motion. By order dated November 16, 2011, the court denied Plaintiffs' motion to remand. On February 3, 2012, Plaintiffs moved to be appointed lead plaintiff under the Private Securities Litigation Reform Act. After the appointment of lead plaintiff, Plaintiffs are expected to file an amended complaint, with Defendants' responses thereto expected to be filed later in 2012. We are currently unable to assess the probability of loss or estimate a range of potential loss, if any, associated with the securities class action case, which is at an early stage.
On August 5, 2011, an individual filed a shareholders' derivative action in the United States District Court for the Western District of Oklahoma, for the Company's benefit, as nominal defendant, against the Company's Chief Executive Officer, President, Chief Financial Officer, and certain members of the Company's board of directors. The complaint alleges breaches of fiduciary duty, waste of corporate assets, and unjust enrichment on the part of each of the named defendants and is premised on substantially the same facts alleged in the above-described securities lawsuit. The complaint seeks unspecified amounts of compensatory damages, implementation of certain corporate governance changes, and disgorgement of compensation and trading profits from the individual defendants, as well as interest and costs, including legal fees from the defendants. The Company is a nominal defendant, and the complaint does not seek any damages against the Company; however, the Company may have indemnification obligations to one or more of the defendants under the Company's organizational documents. On October 17, 2011, the individual defendants and the Company as nominal defendant filed motions to dismiss the complaint for failure to make demand, or in the alternative, to stay the derivative action pending the outcome of the securities lawsuit. The case is currently stayed pending the outcome of the motions to dismiss that are expected to be filed with respect to the securities lawsuit described above. On March 23, 2012, an additional plaintiff filed a similar derivative action in the United States District Court for the Western District of Oklahoma. The parties have agreed that this case will be consolidated with the existing federal court derivative action, and papers to this effect are expected to be filed in the near term. We are currently unable to assess the probability of loss or estimate a range of potential loss, if any, associated with this case.
On February 7 and 9, 2012, two individuals filed separate shareholder derivative actions in the District Court of Oklahoma County, in the State of Oklahoma, for the Company's benefit, as nominal defendant, against the Company's Chief Executive Officer, President, Chief Financial Officer, and each member of the Company's board of directors. The petitions assert claims and seek relief similar to those asserted and sought in the federal court derivative action described above. Plaintiffs recently filed a motion to consolidate the two state court derivative actions, and the court consolidated the two actions. The parties have agreed that plaintiffs will file an amended and consolidated petition after the plaintiffs in the federal securities action described above file their amended complaint. On April 9, 2012, defendants filed a motion to dismiss, a motion to stay, and a motion for protection from discovery. The motions are expected to be fully briefed by early May 2012, with a hearing on the motions expected be scheduled thereafter. We are currently unable to assess the probability of loss or estimate a range of potential loss, if any, associated with this case.
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

NOTE H – CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Shown below are condensed consolidating financial statements for GMX Resources Inc. on a stand-alone, unconsolidated basis, its combined guarantor subsidiaries and its non-guarantor subsidiary as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Condensed Consolidating Balance Sheets

	March 31, 2012
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
			(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$67,088	$3,268	$723	$—	$71,079
Restricted cash	4,325	—	—	—	4,325
Short term investments	2,000	—	—	—	2,000
Accounts receivable – interest owners	7,904	—	—	—	7,904
Accounts receivable – oil and natural gas revenues, net	8,398	198	—	(2,901)	5,695
Accounts receivable - intercompany	18,153	13,144	922	(32,219)	—
Derivative instruments	778	—	—	—	778
Inventories	326	—	—	—	326
Prepaid expenses and deposits	2,156	2	53	—	2,211
Assets held for sale	1,910	—	—	—	1,910
Total current assets	113,038	16,612	1,698	(35,120)	96,228
OIL AND NATURAL GAS PROPERTIES, BASED ON THE FULL COST METHOD
Properties being amortized	1,084,521	713	127	—	1,085,361
Properties not subject to amortization	153,085	—	—	—	153,085
Less accumulated depreciation, depletion, and impairment	(906,232)	—	—	—	(906,232)
	331,374	713	127	—	332,214
PROPERTY AND EQUIPMENT, AT COST, NET	14,881	5,095	44,488	—	64,464
DERIVATIVE INSTRUMENTS	500	—	—	—	500
OTHER ASSETS	8,983	—	—	—	8,983
INVESTMENT IN SUBSIDIARIES	35,313	—	—	(35,313)	—
TOTAL ASSETS	$504,089	$22,420	$46,313	$(70,433)	$502,389
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	12,883	—	36	—	12,919
Accounts payable - intercompany	13,365	18,726	128	(32,219)	—
Accrued expenses	14,080	3,046	260	(2,901)	14,485
Accrued interest	12,557	—	—	—	12,557
Revenue distributions payable	5,411	—	—	—	5,411
Current maturities of long-term debt	58,151	—	—	—	58,151
Total current liabilities	116,447	21,772	424	(35,120)	103,523
LONG-TERM DEBT, LESS CURRENT MATURITIES	356,958	—	—	—	356,958
DEFERRED PREMIUMS ON DERIVATIVE INSTRUMENTS	312	—	—	—	312
OTHER LIABILITIES	7,684	—	—	—	7,684
EQUITY
Total GMX equity	22,688	648	45,889	(46,537)	22,688
Noncontrolling interest	—	—		11,224	11,224
Total equity	22,688	648	45,889	(35,313)	33,912
TOTAL LIABILITIES AND EQUITY	$504,089	$22,420	$46,313	$(70,433)	$502,389

	December 31, 2011
	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
			(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$98,118	$3,672	$703	$—	$102,493
Restricted cash	4,325	—	—	—	4,325
Accounts receivable – interest owners	8,607	—	—	—	8,607
Accounts receivable – oil and natural gas revenues, net	12,564	295	—	(5,777)	7,082
Accounts receivable - intercompany	15,205	13,033	790	(29,028)	—
Derivative instruments	—	—	—	—	—
Inventories	326	—	—	—	326
Prepaid expenses and deposits	2,574	2	79	—	2,655
Assets held for sale	1,999	46	—	—	2,045
Total current assets	143,718	17,048	1,572	(34,805)	127,533
OIL AND NATURAL GAS PROPERTIES, BASED ON THE FULL COST METHOD
Properties being amortized	1,061,961	713	127	—	1,062,801
Properties not subject to amortization	147,224	—	—	—	147,224
Less accumulated depreciation, depletion, and impairment	(871,346)	—	—	—	(871,346)
	337,839	713	127	—	338,679
PROPERTY AND EQUIPMENT, AT COST, NET	15,531	5,216	45,111	—	65,858
DERIVATIVE INSTRUMENTS	—	—	—	—	—
OTHER ASSETS	10,131	—	—	—	10,131
INVESTMENT IN SUBSIDIARIES	35,980	—	—	(35,980)	—
TOTAL ASSETS	$543,199	$22,977	$46,810	$(70,785)	$542,201
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	13,527	—	23	—	13,550
Accounts payable - intercompany	13,126	15,684	218	(29,028)	—
Accrued expenses	17,263	6,056	293	(5,777)	17,835
Accrued interest	3,256	—	—	—	3,256
Revenue distributions payable	5,980	—	—	—	5,980
Current maturities of long-term debt	26	—	—	—	26
Total current liabilities	53,178	21,740	534	(34,805)	40,647
LONG-TERM DEBT, LESS CURRENT MATURITIES	426,805	—	—	—	426,805
DEFERRED PREMIUMS ON DERIVATIVE INSTRUMENTS	—	—	—	—	—
OTHER LIABILITIES	7,476	—	—	—	7,476
EQUITY
Total GMX equity	55,740	1,237	46,276	(47,513)	55,740
Noncontrolling interest	—	—	—	11,533	11,533
Total equity	55,740	1,237	46,276	(35,980)	67,273
TOTAL LIABILITIES AND EQUITY	$543,199	$22,977	$46,810	$(70,785)	$542,201

Condensed Consolidating Statements of Operations

	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
			(In thousands)
Three Months Ended March 31, 2012
TOTAL REVENUES	$17,132	$427	$2,202	$(2,360)	$17,401
COSTS AND EXPENSES
Lease operating	4,530	477	393	(2,292)	3,108
Production taxes	(237)	—	—	—	(237)
Depreciation, depletion, and amortization	6,660	178	627	—	7,465
Impairment of oil and natural gas properties and assets held for sale	28,999	—	—	—	28,999
General and administrative	6,631	361	71	(68)	6,995
Total expenses	46,583	1,016	1,091	(2,360)	46,330
Income (loss) from operations	(29,451)	(589)	1,111	—	(28,929)
NON-OPERATING INCOME (EXPENSE)
Interest expense	(10,702)	—	—	—	(10,702)
Gain (loss) on conversion/extinguishment of debt	2,781	—	—	—	2,781
Interest and other income	72	—	—	—	72
Unrealized gains (losses) on derivatives	790	—	—	—	790
Equity income (loss) of subsidiaries	(367)	—	—	367	—
Total non-operating expense	(7,426)	—	—	367	(7,059)
Income (loss) before income taxes	(36,877)	(589)	1,111	367	(35,988)
INCOME PROVISION BENEFIT	(1,887)	—	—	—	(1,887)
NET INCOME (LOSS)	(38,764)	(589)	1,111	367	(37,875)
Net income attributable to noncontrolling interest	—	—	—	889	889
NET (LOSS) INCOME APPLICABLE TO GMX RESOURCES	(38,764)	(589)	1,111	(522)	(38,764)
Preferred stock dividends	1,837	—	—	—	1,837
NET (LOSS) INCOME APPLICABLE TO COMMON SHAREHOLDERS	$(40,601)	$(589)	$1,111	$(522)	$(40,601)

	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
			(In thousands)
Three Months Ended March 31, 2011
TOTAL REVENUES	$28,897	$691	$2,910	$(3,122)	$29,376
COSTS AND EXPENSES
Lease operating	4,525	837	463	(2,927)	2,898
Production taxes	383	—	—	—	383
Depreciation, depletion, and amortization	11,985	186	618	—	12,789
Impairment of oil and natural gas properties and assets held for sale	48,230	(4)	94	—	48,320
General and administrative	6,644	564	64	(195)	7,077
Total expenses	71,767	1,583	1,239	(3,122)	71,467
Income (loss) from operations	(42,870)	(892)	1,671	—	(42,091)
NON-OPERATING INCOME (EXPENSE)
Interest expense	(8,022)	—	—	—	(8,022)
Gain (loss) on conversion/extinguishment of debt	(108)	—	—	—	(108)
Interest and other income	123	58	88	—	269
Unrealized gains (losses) on derivatives	(444)	—	—	—	(444)
Equity income (loss) of subsidiaries	(487)	—	—	487	—
Total non-operating expense	(8,938)	58	88	487	(8,305)
Income (loss) before income taxes	(51,808)	(834)	1,759	487	(50,396)
INCOME PROVISION BENEFIT	(1,432)	—	—	—	(1,432)
NET INCOME (LOSS)	(53,240)	(834)	1,759	487	(51,828)
Net income attributable to noncontrolling interest	—	—	—	1,412	1,412
NET (LOSS) INCOME APPLICABLE TO GMX RESOURCES	(53,240)	(834)	1,759	(925)	(53,240)
Preferred stock dividends	1,210	—	—		1,210
NET (LOSS) INCOME APPLICABLE TO COMMON SHAREHOLDERS	$(54,450)	$(834)	$1,759	$(925)	$(54,450)

Condensed Consolidating Statements of Cash Flows

	Parent	Guarantors	Non-Guarantor	Eliminations	Consolidated
			(In thousands)
Three Months Ended March 31, 2012
Net cash provided by (used in) operating activities	$(2,297)	$(397)	$1,520	$—	$(1,174)
Net cash provided by (used in) investing activities	(27,096)	(7)	(3)	—	(27,106)
Net cash provided by (used in) financing activities	(1,637)	—	(1,497)	—	(3,134)
Net decrease in cash	(31,030)	(404)	20	—	(31,414)
Cash and cash equivalents at beginning of period	98,118	3,672	703	—	102,493
Cash and cash equivalents at end of period	$67,088	$3,268	$723	$—	$71,079

Three Months Ended March 31, 2011
Net cash provided by (used in) operating activities	$5,485	$8,277	$2,785	$—	$16,547
Net cash provided by (used in) investing activities	(86,525)	(38)	1,835	—	(84,728)
Net cash provided by (used in) financing activities	147,537	—	(4,072)	—	143,465
Net decrease in cash	66,497	8,239	548	—	75,284
Cash and cash equivalents at beginning of period	1,468	564	325	—	2,357
Cash and cash equivalents at end of period	$67,965	$8,803	$873	$—	$77,641

NOTE I – SUBSEQUENT EVENTS
On April 25, 2012, the Company entered into an exchange agreement with an investment manager on behalf of two holders of its 5.00% Convertible Notes. Pursuant to this agreement, as consideration for the surrender by the holders of $4.7 million aggregate principal amount of the 5.00% Convertible Notes, the Company issued to the holders an aggregate of 2,714,084 shares of common stock, along with cash consideration relating to accrued and unpaid interest, resulting in a net gain of approximately $0.7 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
The following information should be read in conjunction with our unaudited consolidated financial statements and the condensed notes thereto included in this quarterly report on Form 10-Q. The following information and such unaudited consolidated financial statements should also be read in conjunction with the financial statements and related notes thereto, together with our discussion and analysis of our financial position and results of operations, included in our annual report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean the business and operations of GMX Resources Inc. and its consolidated subsidiaries.
In addition, various statements contained in or incorporated by reference into this document that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are subject to numerous assumptions and risks, including risks described in our 2011 Form 10-K and in this document. Please read “Forward-Looking Statements” below.
General
We are an independent oil and gas company currently focused on development acreage in two oil shale resource plays in the Williston Basin (North Dakota/Montana), targeting the Bakken and Sanish-Three Forks Formations, and the DJ Basin (Wyoming), targeting the Niobrara Formation. Both resource plays are estimated to be 90% oil. Our natural gas resources are located in the East Texas Basin, in the Haynesville/Bossier ("H/B") gas shale and the Cotton Valley Sand Formation, where the majority of our acreage is contiguous and held by production. We believe these oil and natural gas resource plays provide a substantial inventory of operated, high probability, repeatable, organic growth opportunities. The Bakken properties cover approximately 35,000 net acres including 43 potential operated 1,280-acre units and a minimum of 197 operated locations, with between 45% and 100% working interest. The Niobrara properties cover more than 40,000 net acres including 95 potential operated 640-acre units and approximately 380 operated locations, with an average working interest of 70%. The H/B and the Cotton Valley Sand locations include 253 net H/B horizontal locations, and 83 net Cotton Valley Sand 7,500-foot horizontal locations. The Company believes multiple basins and both oil and natural gas resource choices provide us with flexibility to allocate capital to achieve the highest risk-adjusted rate of return on our portfolio. We also intend to convert our unproved reserves in these areas into proved reserves. We may selectively acquire additional acreage in these project areas in the normal course of business.
Our current focus is on increasing oil production and focusing our operations in McKenzie and Billings Counties, North Dakota, where we are currently operating four wells, have one rig operating, one well waiting on completion and took delivery of a workover rig on March 23, 2012. We also have non-operating interests in four additional wells in this area.
In Wyoming, our Niobrara development has begun with two seismic shoots encompassing 135 and 204 square miles. Our first shoot is complete and we are evaluating the results. Our second shoot is expected to be completed in July 2012.
We plan to commit almost all of our total capital expenditures in 2012 to our oil resources development. We expect that increasing the oil percentage of our production will have positive economic benefits created by the current price gap that exists between oil and natural gas. We plan to continue to use hedging to mitigate commodity price risks for our oil and gas production.
The table below summarizes information concerning our operating activities in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Summary Operating Data

	Three Months Ended
	March 31,
	2012 (1)	2011
Production:
Oil (MBbls)	31	22
Natural gas (MMcf)	2,517	5,515
Natural gas liquids (MBbls)	146	66
Gas equivalent production (MMcfe)	3,576	6,040
Natural gas VPP volumes (MMcfe)	1,183	—
Gas equivalent production including VPP volumes (MMcfe)	4,759	6,040
Average daily production excluding VPP volumes (MMcfe)	39.3	67.1
Average daily production including VPP volumes (MMcfe)	52.3	67.1
Average Sales Price:
Oil (per Bbl)
Wellhead price	$93.97	$92.34
Effect of hedges, excluding gain or loss from ineffectiveness of derivatives	—	—
Total	$93.97	$92.34
Natural gas liquids (per Bbl)
Sales price	$34.91	$35.68
Effect of hedges, excluding gain or loss from ineffectiveness of derivatives	—	—
Total	$34.91	$35.68
Natural gas (per Mcf)
Wellhead price	$1.62	$3.67
Effect of hedges, excluding gain or loss from ineffectiveness of derivatives	2.11	0.80
Total	$3.73	$4.47
Average sales price, excluding gain or loss from ineffectiveness of derivatives (per Mcfe)	$4.87	$4.80
Operating and Overhead Costs (per Mcfe):
Lease operating expenses including VPP volumes	$0.65	$0.48
Effect of excluding VPP volumes on lease operating expenses	0.22	—
Lease operating expense excluding VPP volumes	$0.87	$0.48

Production and severance taxes including VPP volumes	$(0.05)	$0.07
Effect of excluding VPP volumes on production and severance taxes	(0.02)	—
Production and severance taxes excluding VPP volumes	$(0.07)	$0.07

General and administrative including VPP volumes	$1.47	$1.17
Effect of excluding VPP volumes on general and administrative	0.49	—
General and administrative excluding VPP volumes	$1.96	$1.17

Total cost including the effect of VPP volumes	$2.07	$1.72
Total cost excluding the effect of VPP Volumes	$2.76	$1.72

Other (per Mcfe):
Depreciation, depletion and amortization—oil and natural gas properties	$1.66	$1.87
(1) For 2012, the amounts presented are net of the Volumetric Production Payment ("VPP") volumes, with exception of “Operating and Overhead Costs (per Mcfe),” which are presented gross and net of the VPP volumes.

Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011
Oil and Natural Gas Sales. Oil and natural gas sales during the three months ended March 31, 2012 decreased 41% to $17.4 million compared to $29.4 million in the first quarter of 2011. The decrease in oil and gas sales was primarily due to a 21% decrease in production on a Bcfe-basis as a result of the natural decline from the Company's H/B production due to the suspension of the Company's H/B horizontal drilling program in mid-2011 and 20% attributable to natural gas volumetric production payment ("VPP") volumes of 1.2 Bcfe that were sold in the form of a term overriding royalty interest in December 2011. The average price per barrel of oil, per barrel of natural gas liquid ("NGLs") and Mcf of natural gas received (exclusive of ineffectiveness from derivatives) in the three months ended March 31, 2012 was $93.97, $34.91 and $3.73, respectively, compared to $92.34, $35.68 and $4.47, respectively, in the three months ended March 31, 2011. This represented a 2% increase in oil prices, a 2% decrease in the average realized price in NGLs, and a 17% decrease in the average realized price of natural gas. Our realized sales price for natural gas, including revenue from NGLs and excluding the effect of hedges of $2.11 and $0.80, for the three months ended March 31, 2012 and 2011, respectively, was approximately 133% and 99% of the average NYMEX closing contract price for the respective periods. In the first quarter of 2012 and 2011, the conversion of natural gas to NGLs produced an upgrade of approximately $2.02 per Mcf and $0.43 per Mcf, respectively, for every Mcf of natural gas sold. For the three months ended March 31, 2012, oil and gas sales did not include gains or losses from the ineffectiveness of derivatives. For the three months ended March 31, 2011, oil and gas sales included a gain of $0.4 million from ineffectiveness of derivatives as a result of a difference in the fair value of our cash flow hedges and the fair value of the projected cash flows of a hypothetical derivative based on our expected sales point.
Natural gas production for the three months ended March 31, 2012 decreased to 2.5 Bcf compared to 5.5 Bcf for the three months ended March 31, 2011, a decrease of 54%. If we add back the VPP volumes of 1.2 Bcf, natural gas production decreased by 1.8 Bcf, or 33%. The decrease in natural gas production resulted primarily from the natural decline in the Company's H/B wells as a result of the suspension of the Company's H/B horizontal drilling program in mid-2011. The Company's last H/B well was completed and brought on line in August 2011. Oil production for the three months ended March 31, 2012 increased 41% to 31 MBbls, from 22 MBbls for the three months ended March 31, 2011, as a result of the Company's new Bakken production. For the first quarter of 2012, the Company produced 14,300 Bbls in the Bakken and 16,700 Bbls in East Texas compared to only having East Texas oil production in the first quarter of 2011. NGL production for the three months ended March 31, 2012 increased to 146 MBbls compared to 66 MBbls for the three months ended March 31, 2011, an increase of 121%. This increase was due primarily to a change in the dispatch of our natural gas to plants with higher NGL recoveries and plant efficiencies, which first became available to us in April 2011 and continued to expand their capacity to process our gas throughout 2011.
For the three months ended March 31, 2012, as a result of hedging activities, excluding derivative ineffectiveness, we recognized an increase in natural gas sales of $5.3 million compared to an increase in natural gas sales of $4.4 million in the first quarter of 2011. In the first quarter of 2012, hedging, excluding ineffectiveness, increased the average natural gas sales price by $2.11 per Mcf compared to an increase in natural gas sales price of $0.80 per Mcf in the first quarter of 2011. The increase in natural gas sales and sales price, as a result of hedging activities for the three months ended March 31, 2012, was due to the amortization of realized gain on our cash flow hedges that we monetized in the fourth quarter 2011. The realized gain recorded in other comprehensive income will be amortized into earnings ratably through 2013. Our derivative contracts on oil had no effect on our oil sales for the three months ended March 31, 2012 and 2011.
Lease Operations. Lease operations expense increased $0.2 million, or 7%, for the three months ended March 31, 2012, to $3.1 million, compared to $2.9 million for the three months ended March 31, 2011. The increase in lease operating expenses is due to higher lease operating expenses related to the Company's Bakken oil production.
Production and Severance Taxes. The State of Texas grants an exemption of severance taxes for wells that qualify as “high cost” wells. Certain wells, including all of our H/B wells, qualify for full severance tax relief for a period of ten years or recovery of 50% of the cost of drilling and completions, whichever is less. As a result, refunds for severance tax paid to the State of Texas on wells that qualify for reimbursement are recognized as accounts receivable and offset severance tax expense for the amount refundable. For the three months ended March 31, 2012, accounts receivable recorded was greater than the severance tax expense recorded resulting in income of $0.2 million in the three months ended March 31, 2012 compared to expense of $0.4 million in the three months ended March 31, 2011. In the first quarter of 2012, the Company reversed an accrual for certain third party costs related to the preparation of severance tax refund requests that had been historically netted against the refunds. The severance tax refund requests are now being prepared internally by the Company.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased $5.3 million, or

42%, to $7.5 million in the three months ended March 31, 2012 compared to $12.8 million for the three months ended March 31, 2011. The oil and gas properties depreciation, depletion and amortization rate per equivalent unit of production was $1.66 per Mcfe in the three months ended March 31, 2012 compared to $1.87 per Mcfe in the three months ended March 31, 2011. This decrease in the rate per Mcfe is due to the recent impairment charges recognized by the Company which has lowered the amount of oil and gas properties subject to amortization.
        Impairment of oil and natural gas properties and assets held for sale. For the $29.0 million impairment charge recorded in the first quarter of 2012, $28.9 million was related to the impairment of oil and gas properties subject to the full cost ceiling test and $0.1 million was related to a change in value of assets held for sale. The primary factors impacting the full cost method ceiling test are expenditures added to the full cost pool, reserve levels, value of cash flow hedges, and natural gas and oil prices, and their associated impact on the present value of estimated future net revenues. Any excess of the net book value is generally written off as an expense. Revisions to estimates of natural gas and oil reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. Natural gas represented approximately 70% of the Company’s total production at the end of the first quarter 2012. During the first quarter of 2012, the 12-month average of the first day of the month natural gas price decreased 9% from $4.12 per MMbtu at December 31, 2011 to $3.73 per MMbtu at March 31, 2012, contributing to the impairment for the first quarter of 2012. The $28.9 million impairment of oil and gas properties resulted from the decrease in natural gas prices, decrease in non-Bakken reserves, and higher lease operating expenses, offset by approximately $8.0 million of Bakken PV-10 additions exceeding Bakken related capital expenditures.
    General and Administrative Expense. General and administrative expense for the three months ended March 31, 2012 was $7.0 million, compared to $7.1 million for the three months ended March 31, 2011, a decrease of $0.1 million, or 1%. General and administrative expenses include $0.9 million and $1.2 million of non-cash compensation expense as of the three months ended March 31, 2012 and 2011, respectively. Non-cash compensation represented 13% and 17% of total general and administrative expenses, for the three months ended March 31, 2012 and 2011, respectively. General and administrative expense has not historically varied in direct proportion to oil and natural gas production because certain types of general and administrative expenses are non-recurring or fixed in nature.
Interest. Interest expense for the three months ended March 31, 2012 was $10.7 million compared to $8.0 million for the same period in 2011. For the three months ended March 31, 2012 and 2011, interest expense includes non-cash interest expense of $1.2 million and $1.5 million, respectively, related to the accounting for convertible bonds, our share lending agreement and deferred premiums on derivative instruments. Cash interest expense for the three months ended March 31, 2012 and 2011 was $11.3 million and $6.6 million, respectively, of which $2.7 million and $0.9 million, respectively, was capitalized to properties not subject to amortization on the consolidated balance sheets. The increase in cash interest expense of $4.7 million was mainly due to the Company's issuance and sale in February 2011 of $200 million aggregate principal amount of 11.375% Senior Notes due 2019. In December 2011, the Company completed an exchange offer for all but $2 million of the 11.375% Senior Notes due 2019 which resulted in $283.5 million of new Senior Secured Notes due 2017. As part of the exchange, certain backstop parties purchased an additional $100 million of the Senior Secured Notes. The Indenture for the Senior Secured Notes provides the Company with a PIK option that allows for a 9% cash interest payment along with additional Senior Secured Notes of 4% resulting in an annual interest rate of 13%. For the first semi-annual interest payment on the Senior Secured Notes due June 1, 2012, the Company has elected the PIK option and has accrued interest at the higher rate.
Income Taxes. Income tax expense for the three months ended March 31, 2012 was $1.9 million as compared to $1.4 million in the same period in 2011. The income tax expense recognized in the three months ended March 31, 2012 and 2011, respectively, was a result of a change in the valuation allowance on net deferred tax assets caused by a change in deferred tax liabilities primarily related to gains on derivative contracts designated as hedges where the mark-to-market change on the hedges, net of deferred taxes, is recorded to other comprehensive income.
Net income to non-controlling interest. Net income to non-controlling interest was $0.9 million for the three months ended March 31, 2012 compared to $1.4 million for the three months ended March 31, 2011. This decrease was due to lower natural gas production in East Texas.
Net Loss and Net Loss Per Share
Net Loss and Net Loss Per Share—Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011. For the three months ended March 31, 2012, we reported a net loss applicable to common shareholders of $40.6 million, and for the three months ended March 31, 2011 we reported a net loss applicable to common shareholders of $54.5 million. Net loss per basic and fully diluted share was $0.66 for the first quarter of 2012 compared to net loss per basic and fully diluted share of $1.29 for the first quarter of 2011.

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
As of March 31, 2012, we had cash, cash equivalents and short-term investments of $77.4 million, including $4.3 million in restricted cash and $2.0 million in short-term investments. Through the period ended March 31, 2012, we have funded our operating expenses and capital expenditures through operating cash flows and from capital raised in December of 2011 which included $100 million from a bond exchange of our 11.375% Senior Noted due 2019 for our new Senior Secured Notes due 2017, $49.7 million in connection with the VPP, and $18.5 million from the December 2011 monetization of the Company's then existing hedge portfolio.
We continually review our drilling and capital expenditure plans and may change the amount we spend based on industry and market conditions and the availability of capital. In the first three months of 2012, our cash outlay for capital expenditures was $25.1 million. We anticipate funding approximately $97 million of cash capital expenditures in 2012 with cash on hand, positive operating cash flow, and asset sales or other potential capital market activities. Our 2012 capital expenditure budget will focus on our Bakken development plans particularly in McKenzie and Billings Counties of North Dakota. In the Bakken, we are currently running one drilling rig. Based on available liquidity, we plan to add a second rig in the Bakken during the third quarter of 2012. In the Niobrara, we will continue to evaluate our seismic work and surrounding well results from other operators with only minimal capital expenditures related to the completion of our seismic project.
During March 2012, we entered into three separate exchange agreements with various holders of our 5.00% Convertible Notes. Pursuant to these agreements, as consideration for the surrender by the holders of $13,378,000 aggregate principal amount of the 5.00% Convertible Notes, we issued to the holders an aggregate of 6,187,005 shares of our common stock, par value $0.001 per share (the “Common Stock"), along with cash consideration relating to accrued and unpaid interest. This issuance of the Common Stock was effected pursuant to Section 3(a)(9) of the Securities Act of 1933. See Note I, "Subsequent Events," in the notes to the consolidated interim financial statements for an additional exchange transaction performed subsequent to March 31, 2012. We continue to evaluate additional opportunities to exchange our equity securities for our 5.00% Convertible Notes and other refinancing and repayment options allowed under the Senior Secured Notes to address the 2013 maturity of these notes.
In order to protect us against the financial impact of a decline in oil and natural gas prices, we have an active hedging program. In late March 2012, we executed fixed price natural gas swaps against the NYMEX for approximately 65% of our post-processing dry natural gas for the period of April 2012 through December 2013.  For the last nine months of 2012, we swapped 4.03 BCF at $2.60 and for all of 2013 we swapped 4.24 BCF at $3.50. In connection with these swaps, we also entered into a basis swap in which we locked in a natural gas price differential between the NYMEX and the Houston Ship Channel at $0.08. The combination of these trades effectively locks in a sales price to GMXR of $2.52 for 4.03 BCF during the last nine months of 2012, and $3.42 for 4.24 BCF during 2013.
In late March 2012, we executed fixed price crude oil swaps against the NYMEX for April 2012 through December 2013. For the last nine months of 2012, we swapped 38,565 barrels at $106.40 and for all of 2013 we swapped 42,581 barrels at $106.40. For 2014, we executed a costless three-way collar for 35,528 barrels with a ceiling of $114.10, a floor of $100 and a sold put of $80. We also bought $100- $90 put spreads for 19,421 barrels for the last six months of 2012, $100 puts for 26,654 barrels in 2013, and $95 - $75 put spreads for 19,893 barrels in 2014.
Our strategy is to use swaps and costless collars to protect our flowing proved developed production, and use puts and put spreads to establish floors for our proved undeveloped production.  Since the forward prices for oil are less than the current prices for oil, our structure allows us to preserve the optionality benefits of oil price increases.  As we bring on new wells, we plan to increase our hedges to establish floors and protect revenues.
Cash Flow—Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
In the three months ended March 31, 2012 and 2011, we spent $25.1 million and $84.7 million, respectively, in oil and natural gas acquisitions and development activities and related property and equipment, net of proceeds received from sales. These investments were funded during the three months ended March 31, 2012 by cash flow from operations and from capital raised in December of 2011 which included $100 million from a bond exchange of our 11.375% Senior Notes for our new Senior Secured Notes, $49.7 million in connection with the VPP, and $18.5 million from the monetization of the Company's hedge portfolio. Cash flow provided by operating activities in the three months ended March 31, 2012 was $(1.2) million compared to $16.5 million in the three months ended March 31, 2011.
For a discussion of our derivative activity, please also see “Capital Resources and Liquidity,” “Quantitative and Qualitative Disclosures About Market Risk” and Note C to the notes to unaudited financial statements included in this report.
Other Debt
Convertible Notes. We issued $125 million of 5.00% Convertible Notes due 2013 in February 2008 and $86.25 million of 4.50% Convertible Notes due 2015 in October 2009. These convertible notes are unsecured.
In March 2011, we completed a tender offer and the Company retired $50 million aggregate principal amount of the 5.00% Convertible Notes. During March 2012, we entered into three separate exchange agreements with various holders of our 5.00% Convertible Notes due 2013. Pursuant to these agreements, as consideration for the surrender by the holders of $13,378,000 aggregate principal amount of the 5.00% Convertible Notes, we issued to the holders an aggregate of 6,187,005 shares of our common stock, par value $0.001 per share (the “Common Stock), along with cash consideration relating to accrued and unpaid interest. This issuance of the Common Stock is being effected pursuant to Section 3(a)(9) of the Securities Act of 1933, and accordingly such Common Stock is exempt from registration as securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. We will continue to evaluate additional exchange offers for our 5.00% Convertible Notes and other refinancing and repayment options to address the upcoming maturities of these notes.
The 5.00% Convertible Notes mature in February 2013, and bear interest at a rate of 5.00% per year, payable semi-annually in arrears on February 1 and August 1 of each year, beginning August 1, 2008. As a result of the amortization of the debt discount through non-cash interest expense, the effective interest rate on the 5.00% Convertible Notes is 8.7% per annum.
The 4.50% Convertible Notes mature in May 2015, and bear interest at a rate of 4.50% per year, payable semi-annually in arrears on November 1 and May 1 of each year, beginning May 1, 2010. As a result of the amortization of the debt discount through non-cash interest expense, the effective interest rate on the 4.50% Convertible Notes is 9.09% per annum.
We were in compliance with the terms of the 5.00% Convertible Notes and the 4.50% Convertible Notes as of March 31, 2012. For further discussion of our convertible notes, please also read Note B to the notes to unaudited financial statements included in this report.
Senior Notes. On February 9, 2011, we successfully completed the issuance and sale of $200,000,000 aggregate principal amount of 11.375% Senior Notes due 2019. In December 2011, 99% of the 11.375%Senior Notes were converted to new Senior Secured Notes due 2017, which resulted in $1,970,000 of 11.375 % Senior Notes outstanding as of December 31, 2011. All covenants were terminated upon the conversion. We were in compliance with the terms of the 11.375% Senior Notes at March 31, 2012. For further discussion of our 11.375% Senior Notes, please also read Note B to the notes to unaudited financial statements included in this report.
Senior Secured Notes due 2017. On December 19, 2011, the Company executed an Indenture among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee. As a result, the Company issued $283,475,000 aggregate principal amount of Senior Secured Notes due 2017 pursuant to the Senior Secured Notes Indenture. The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company's existing and future domestic restricted subsidiaries (the “Guarantors”). All of the Company's existing subsidiaries other than Endeavor Gathering, LLC are domestic restricted subsidiaries and Guarantors.
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
We were in compliance with the terms of the Senior Secured Notes at March 31, 2012. For further discussion of our Senior Secured Notes, please also read Note B to the notes to unaudited financial statements included in this report.
Working Capital
At March 31, 2012, we had a working capital deficit of $7.3 million. Included in current liabilities is $58.1 million related to the 5.00% Convertible Notes due 2013. See "Capital Resources and Liquidity" regarding the maturity of these notes.
Price Risk Management
See Part I, Item 3 – Quantitative and Qualitative Disclosure about Market Risk.
Critical Accounting Policies
Our critical accounting policies are summarized in our 2011 Form 10-K. There have been no changes in such policies.
Contractual Obligations
Our contractual obligations are summarized in our 2011 Form 10-K.
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
The forward-looking statements in this report are subject to all the risks and uncertainties which are described in our 2011 Form 10-K and in this document. We may also make material acquisitions or divestitures or enter into financing transactions. None of these events can be predicted with certainty or taken into consideration in the forward-looking statements.
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
The following table summarizes the outstanding crude oil and natural gas derivative contracts we had in place as of March 31, 2012:

Effective Date	Maturity Date	Notional Amount Per Month	Remaining Notional Amount as of March 31, 2012	Additional Put Options	Floor	Ceiling	Designation under ASC 815
Natural Gas (MMBtu):
4/1/2012	12/31/2012	447,919	4,031,268		$2.60	$2.60	Not designated
1/1/2013	12/31/2013	353,555	4,242,662		$3.50	$3.50	Not designated
Crude Oil (Bbls):
4/1/2012	12/31/2013	3,864	81,146		$106.40	$106.40	Not designated
7/1/2012	12/31/2012	3,237	19,421	$90.00	$100.00		Not designated
1/1/2013	12/31/2013	2,221	26,654		$100.00		Not designated
1/1/2014	12/31/2014	2,961	35,528	$80.00	$100.00	$114.10	Not designated
1/1/2014	12/31/2014	1,658	19,893	$75.00	$95.00		Not designated
All of the above natural gas contracts are settled against NYMEX and all oil contracts are settled against NYMEX Light Sweet Crude. The NYMEX and NYMEX Light Sweet Crude have historically had a high degree of correlation with actual prices received by the Company.
The fair value of our natural gas and oil derivative contracts in effect at March 31, 2012 was $1.3 million, of which $0.8 million is classified as a current asset and $0.5 million is classified as a long-term asset.
Based on the monthly notional amount for natural gas in effect at March 31, 2012, a hypothetical $0.10 increase in natural gas prices would have decreased the fair value from our natural gas swaps and options by $0.8 million, and a $0.10 decrease in natural gas prices would have increased the fair value from our natural gas swaps and option by $0.8 million. Based on the monthly notional amount for crude oil in effect at March 31, 2012, a hypothetical $1.00 increase would have decreased the fair value of our oil derivatives by $0.1 million and a $1.00 decrease in oil prices would have increased the fair value of our oil derivatives by $0.1 million.
Interest Rate Risk
We terminated our revolving bank credit facility during December 2011, and currently have no indebtedness for borrowed money based on a floating interest rate.
Our $59 million of 5.00% Convertible Notes, $86 million of 4.50% Convertible Notes, $1.9 million of 11.375% Senior Notes have fixed interest rates, and our $283.5 million of Senior Secured Notes have an interest rate fixed at either 11.0% per annum or the rate of 13% applicable to a PIK Election.

ITEM 4.	Controls and Procedures
Evaluation of disclosure controls and procedures as of March 31, 2012. As of the end of the period covered by this quarterly report, we have evaluated, under the supervision and with the participation of senior management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide us with reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, as of the end of the period covered by this report, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective.
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
A putative class action lawsuit was filed by the Northumberland County Retirement System and Oklahoma Law Enforcement Retirement System in the District Court in Oklahoma County, Oklahoma, purportedly on March 10, 2011, against the Company and certain of its officers along with certain underwriters of the Company's July 2008, May 2009 and October 2009 public offerings. Discovery requests and summons were filed and issued in late April 2011. The complaint alleges that the registration statement and the prospectus for contained material misstatements and omissions and seeks damages under Sections 11, 12 and 15 of the Securities Act of 1933 of an unspecified equitable relief. Defendants removed the case to federal court on May 12, 2011 and filed motions to dismiss on June 20, 2011. Plaintiffs filed a motion to remand the case to state court on June 10, 2011, and Defendants filed an opposition to that motion. By order dated November 16, 2011, the court denied Plaintiffs' motion to remand. On February 3, 2012, Plaintiffs moved to be appointed lead plaintiff under the Private Securities Litigation Reform Act. After the appointment of lead plaintiff, Plaintiffs are expected to file an amended complaint, with Defendants' responses thereto expected to be filed later in 2012. We are currently unable to assess the probability of loss or estimate a range of potential loss, if any, associated with the securities class action case, which is at an early stage.
On August 5, 2011, an individual filed a shareholders' derivative action in the United States District Court for the Western District of Oklahoma, for the Company's benefit, as nominal defendant, against the Company's Chief Executive Officer, President, Chief Financial Officer, and certain members of the Company's board of directors. The complaint alleges breaches of fiduciary duty, waste of corporate assets, and unjust enrichment on the part of each of the named defendants and is premised on substantially the same facts alleged in the above-described securities lawsuit. The complaint seeks unspecified amounts of compensatory damages, implementation of certain corporate governance changes, and disgorgement of compensation and trading profits from the individual defendants, as well as interest and costs, including legal fees from the defendants. The Company is a nominal defendant, and the complaint does not seek any damages against the Company; however, the Company may have indemnification obligations to one or more of the defendants under the Company's organizational documents. On October 17, 2011, the individual defendants and the Company as nominal defendant filed motions to dismiss the complaint for failure to make demand, or in the alternative, to stay the derivative action pending the outcome of the securities lawsuit. The case is currently stayed pending the outcome of the motions to dismiss that are expected to be filed with respect to the securities lawsuit described above. On March 23, 2012, an additional plaintiff filed a similar derivative action in the United States District Court for the Western District of Oklahoma. The parties have agreed that this case will be consolidated with the existing federal court derivative action, and papers to this effect are expected to be filed in the near term.
On February 7 and 9, 2012, two individuals filed separate shareholder derivative actions in the District Court of Oklahoma County, in the State of Oklahoma, for the Company's benefit, as nominal defendant, against the Company's Chief Executive Officer, President, Chief Financial Officer, and each member of the Company's board of directors. The petitions assert claims and seek relief similar to those asserted and sought in the federal court derivative action described above. Plaintiffs recently filed a motion to consolidate the two state court derivative actions, and the court consolidated the two actions. The parties have agreed that plaintiffs will file an amended and consolidated petition after the plaintiffs in the federal securities action described above file their amended complaint. On April 9, 2012, defendants filed a motion to dismiss, a motion to stay, and a motion for protection from discovery. The motions are expected to be fully briefed by early May 2012, with a hearing on the motions expected be scheduled thereafter.
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

ITEM 1A.	Risk Factors

Except as set forth below, there have been no material changes in the risk factors applicable to us from those disclosed in our 2011 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
See our Current Report on Form 8-K for sales of unregistered equity securities previously reported during the three months ended March 31, 2012.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
None.

ITEM 5.	Other Information.
None.

ITEM 6.	Exhibits
See Exhibit Index, which is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GMX RESOURCES INC.

Date:	May 10, 2012	/s/ James A. Merrill
James A. Merrill
Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1(a)	Amended and Restated Certificate of Incorporation of GMX Resources Inc.	SB-2	333-49328	3.1	11/6/2000
3.1(b)	Amended Certificate of Incorporation of GMX Resources Inc.	8-K	001-32977	3.1	5/25/2010
3.2	Amended and Restated Bylaws of GMX Resources Inc.	8-K	001-32977	3.2	11/4/2008
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of GMX Resources Inc.	8-K	000-32325	3.1	5/18/2005
3.4(a)	Certificate of Designation of 9.25% Series B Cumulative Preferred Stock	8-A12B	001-32977	4.1	8/8/2006
3.4(b)	Certificate of Amendment to the Certificate of Designation of the 9.25% Series B Cumulative Preferred Stock	8-K	011-32977	3.1	12/14/2010
4.1(a)	Rights Agreement dated May 17, 2005 by and between GMX Resources Inc. and UMB Bank, N.A., as Rights Agent	8-K	000-32325	4.1	5/18/2005
4.1(b)	Amendment No. 1 to Rights Agreement dated February 1, 2008	8-A/A	001-32977	2.1	2/21/2008
4.1(c)	Amendment No. 2 to Rights Agreement dated October 30, 2008	8-A/A	001-32977	1	11/17/2008
4.2	Indenture dated February 15, 2008, between GMX Resources Inc. and The Bank of New York Trust Company, N.A., as Trustee	8-K	001-32977	4.1	2/15/2008
4.3	Registration Rights Agreement dated February 11, 2008, between GMX Resources Inc. and Jefferies Funding LLC	8-K	001-32977	10.4	2/15/2008
4.4(a)	Indenture dated October 28, 2009, between GMX Resources Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-32977	4.1	10/28/2009
4.4(b)	Supplemental Indenture dated October 28, 2009, between GMX Resources Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-32977	4.2	10/28/2009
4.5	Indenture dated February 9, 2011, between GMX Resources Inc. and the Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-32977	4.1	2/9/2011
4.6	First Supplemental Indenture dated December 19, 2011, between GMX Resources Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	011-32977	4.8	12/19/2011
4.7	Indenture dated December 19, 2011, between GMX Resources Inc., the Guarantors named therein and U.S. Bank, N.A., as Trustee	8-K	011-32977	4.1	12/21/2011
4.8	Form of Senior Secured Note due 2017 (included as Exhibit A)	8-K	011-32977	4.1	12/21/2011
4.9	Security Agreement, dated as of December 19, 2011 between GMX Resources Inc. and U.S. Bank National Association as Collateral Agent	8-K	011-32977	4.3	12/21/2011
4.10	Security Agreement, dated as of December 19, 2011 between Endeavor Pipeline Inc. and U.S. Bank National Association as Collateral Agent	8-K	011-32977	4.4	12/21/2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
4.11	Security Agreement, dated as of December 19, 2011 between Diamond Blue Drilling Co. and U.S. Bank National Association as Collateral Agent	8-K	011-32977	4.5	12/21/2011
4.12	Registration Rights Agreement dated February 9, 2011, between GMX Resources Inc. and Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. Incorporated	8-K	001-32977	4.3	2/9/2011
4.13	Registration Rights Agreement dated February 28, 2011 between GMX Resources Inc. and Retamco Operating, Inc.	8-K	001-32977	10.1	3/2/2011
4.14	Stockholder and Registration Rights Agreement, dated April 28, 2011, among GMX Resources Inc., Arkoma Bakken, LLC, Long Properties Trust and Reynolds Drilling Co., Inc.	8-K	001-32977	10.1	5/4/2011
4.15	Registration Rights Agreement dated as of December 19, 2011, by and among GMX Resources Inc., the Guarantors named therein and the Supporting Holders party thereto	8-K	001-32977	4.6	12/21/2011
4.16	Registration Rights Agreement dated as of December 19, 2011, by and among GMX Resources Inc., the Guarantors named therein and the Supporting Holders party thereto	8-K	001-32977	4.7	12/21/2011
10.1	Amendment No. 1 to GMX Resources Inc. Amended and Restated 2008 Long Term Incentive Plan	8-K	001-32977	10.1	3/16/2012
10.2	Form of Short-Term Bonus Award Agreement	8-K	001-32977	10.3	3/16/2012
12.1	Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preference Dividends					*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350					*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350					*
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase					*
101.LAB	XBRL Taxonomy Extension Label Linkbase					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					*